Form 10-K
period 2021-06-30
RESMED INC
filed 2021-08-17
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________________________________________________________________

FORM 10-K

______________________________________________________________________________________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of December 31, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such stock on the New York Stock Exchange, was $30,662,112,869. All directors, executive officers, and 10% stockholders of registrant are considered affiliates.

At August 12, 2021, registrant had 145,681,186 shares of Common Stock, $0.004 par value, issued and outstanding. This number excludes 41,836,234 shares held by the registrant as treasury shares.

Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the registrant’s 2021 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this report.

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

Since the development of CPAP, we have expanded our business by developing or acquiring a number of innovative products and solutions for a broad range of respiratory disorders including technologies to be applied in medical and consumer products, ventilation devices, diagnostic products, mask systems for use in the hospital and home, headgear and other accessories, and dental devices. We offer a comprehensive digital solution suite for patients with COPD or asthma, including those using inhalers, as well as non-invasive or invasive ventilation. In addition, we are a leading provider of cloud-based software health applications and devices designed to provide connected care, enabling clinicians to manage more patients efficiently and effectively, as well as enabling and encouraging patients’ long-term adherence to and satisfaction with their therapy. We also provide management software to agencies providing out-of-hospital care, including home medical equipment, or HME, home health and hospice, skilled nursing, life plan community, senior living, and private duty services.

We employ approximately 8,000 people and sell our products in over 140 countries through a combination of wholly owned subsidiaries and independent distributors.

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

RESMED INC. AND SUBSIDIARIES

Corporate History

Our Australian subsidiary, ResMed Holdings Limited, was originally organized in 1989 by Dr. Peter Farrell to acquire from Baxter Center for Medical Research Pty Limited, or Baxter, the rights to certain technology relating to CPAP treatment as well as Baxter’s existing CPAP device business. Baxter acquired the rights to the technology in 1987 and sold CPAP devices in Australia from 1988 until our acquisition of the business.

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

RESMED INC. AND SUBSIDIARIES

A long-term epidemiology study published in 2013 estimated that 26% of adults age 30-70 have some form of obstructive sleep apnea. Another study published in Lancet Respiratory in 2019 estimated that mild to severe OSA impacts more than 936 million people worldwide, including 54 million Americans. Of those impacted, it was estimated that more than 424 million would have moderate to severe sleep apnea. Despite the high prevalence of OSA, there is a general lack of awareness of OSA among both the medical community and the general public. It is estimated that less than 20% of those with OSA have been diagnosed or treated. Many healthcare professionals are often unable to diagnose OSA because they are unaware that such non-specific symptoms as excessive daytime sleepiness, snoring, hypertension, and irritability are characteristic of OSA.

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

Sleep-Disordered Breathing and Obstructive Sleep Apnea.    Sleep-disordered breathing, or SDB, encompasses all disease processes that cause abnormal breathing patterns during sleep. Manifestations include OSA, central sleep apnea, or CSA, and hypoventilation syndromes that occur during sleep. Hypoventilation syndromes are generally associated with obesity, chronic obstructive lung disease and neuromuscular disease. OSA is the most common form of SDB.

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

A variety of devices are marketed for the treatment of OSA. Most are only partially effective, but CPAP is a reliable treatment for all severities of OSA and is considered first-line therapy. Use of mandibular advancement devices is increasing as a second-line option in patients unable to use CPAP or those with mild OSA. These devices cause the mandible and tongue to be pulled forward and improve the dimensions of the upper airway. CPAP is a non-invasive means of treating OSA. CPAP was first used as a treatment for OSA in 1980 by Dr. Colin Sullivan, the past Chairman of our Medical Advisory Board and was commercialized for treatment of OSA in the United States, or U.S., in the mid-1980s. During CPAP treatment, a patient sleeps with a nasal interface connected to a small portable air device that delivers room air at a positive pressure. The patient breathes in air from the device and breathes out through an exhaust port in the interface. Continuous air pressure applied in this manner acts as a pneumatic splint to keep the upper airway open and unobstructed. Interfaces include nasal masks and nasal pillows. Sometimes, when a patient leaks air through their mouth, a full-face mask may need to be used, rather than a nasal interface.

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

Our products cover patients ranging from those who only require therapy from CPAP systems at night to those who are dependent on non-invasive or invasive ventilation for life-support. Our devices are predominantly used in the home and, to a lesser extent, in general hospital wards and respiratory wards. We supply CPAP and bilevel device systems, non-invasive and invasive ventilators, humidifiers and accessories, including masks and tubing. We also provide data management systems designed to improve the management of patients.

In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, COVID-19, as a pandemic. We have observed increased demand for our ventilator devices and masks, and during the first six months of the pandemic worked closely with governments, health authorities, hospitals, and physicians in over 100 countries to assess their needs and deliver the ventilation therapy that is essential to treat the respiratory complications of COVID-19. Our primary focus with regards to the pandemic remains preservation of life; our strategy is to maximize the availability of ResMed ventilators and other respiratory support devices for the patients that need them most. Between January 1 and June 30, 2020, ResMed produced over 150,000 ventilators –3.5 times more than the same period of time one year before.

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

Overlap Syndrome.    In patients with COPD-OSA Overlap Syndrome, CPAP has been shown to provide benefits in relation to reducing mortality, decreasing hospitalizations and improving lung function and gas exchange. Non-invasive ventilation, or NIV, has been demonstrated to improve outcomes in patients with acute exacerbations of COPD through its ability to improve respiratory acidosis and decrease dyspnea and work of breathing. It may also increase survival rates and reduce length of hospital stays, as well as reducing complicating factors such as ventilator-associated pneumonia. In patients with stable COPD, the advantages of home NIV are less clear, but clinical studies have shown improvements in dyspnea scores and health-related quality-of-life measures and reductions in hospital readmissions and intensive care stays.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

Long-term oxygen therapy, or LTOT, is indicated in chronic respiratory failure patients. The administration of LTOT has been shown to increase survival rates in patients with severe resting hypoxemia. In hypoxemic COPD patients, LTOT is associated with a lower mortality compared to nocturnal oxygen therapy alone and also associated with improved health-related quality of life measures. In long-term COPD survivors with a history of chronic heart failure, LTOT is associated with a slowing of respiratory failure progression.

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

Software as a Service

Due to multiple acquisitions, including Brightree in April 2016, HEALTHCAREfirst in July 2018 and MatrixCare in November 2018, our operations now include platforms that comprise our SaaS business. Our SaaS strategy is to develop a portfolio that assists durable or home medical equipment (DME/HME) providers, and other long-term care providers operate more effectively and efficiently across various out-of-hospital care settings. Our SaaS portfolio provides services across the HME, home health and hospice, skilled nursing, life plan community and senior living, and private duty services. Our offerings can help providers perform analytics, manage documentation and implement new reimbursement requirements as well as more effectively transfer data as patients move between different care settings.

Business Strategy

We believe that the sleep apnea and respiratory care markets will continue to grow in the future due to a number of factors, including increasing awareness of OSA, CSA and COPD, improved understanding of the role of sleep apnea treatment in the management of cardiac, neurologic, metabolic and related disorders, improved understanding of the role of non-invasive ventilation in the management of COPD, and an increase in the use of digital and product technology to improve patient outcomes and create efficiencies for customers and providers. Our strategy for expanding our business operations and capitalizing on the growth of the sleep apnea and respiratory care markets, as well as growth in out-of-hospital care settings, consists of the following key elements:

•Continue Product Development and Innovation in Sleep Apnea and Respiratory Care Products.    We are committed to ongoing innovation in developing products for the diagnosis and treatment of sleep apnea. We have been a leading innovator of products designed to treat sleep apnea more effectively, increase patient comfort and encourage compliance with prescribed therapy. In recent years we have introduced a full suite of masks in our AirTouch and AirFit ranges as well as advanced and expanded the integrations of our therapy-based software solutions, including AirView, to promote greater patient adherence. Our recent acquisitions have included a portfolio of sleep apnea products through our acquisition of Curative Medical.

Likewise, we are committed to ongoing innovation of our respiratory care products that serve the needs of patients with COPD and neuromuscular diseases, providing advanced and expanded the integrations of our therapy-based software solutions including AirView for Respiratory Care, enabling clinicians to remotely monitor patients on some ventilation devices and bilevel devices. We acquired a digital health platform for inhalers through our acquisition of Propeller Health in 2019, rounding out our portfolio to treat COPD patients through their therapy journey across different stages of their disease.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

•Broaden our digital health technology foundation.    Digital enablement is central to our strategy. Our cloud-based digital health applications, along with our devices, are designed to provide connected care to improve patient outcomes and efficiencies for our customers, allowing fewer professionals to manage more patients and empower patients to track their own health outcomes. We are expanding our cloud-based patient management and engagement platforms, such as AirView, enabling remote monitoring, over-the-air trouble shooting and changing of device settings, U-Sleep enabling automated patient coaching through a text, email or interactive voice phone call and myAir, a patient engagement application that provides sleep data and a daily score based on their previous night’s data. In the United States we have released ResMed MaskSelector, an easy-to-use digital tool to make mask selection and sizing easier and more effective, and HelloSleep, an application to help patients prepare for their fitting and first nights of therapy.

We believe that the combination of continued product development, product and technology acquisitions and innovation are key factors to our ongoing success. Approximately 16% of our employees are devoted to research and development activities.

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

•Expand Geographic Presence.    We market our products in more than 140 countries to sleep clinics, home healthcare dealers, patients and third-party payors. We intend to increase our sales and marketing efforts in our principal markets, as well as expand the depth of our presence in other high-growth geographic regions. In 2016, we acquired Curative Medical to invest in the China market and expand our growth potential in sleep apnea, COPD and respiratory care in China. In 2019, we acquired HB Healthcare, a privately owned HME that serves both reimbursed and cash-pay customers of sleep and respiratory care devices in South Korea. In 2021, we acquired Tong-il, another leading sleep and respiratory care HME provider in South Korea, reinforcing both our commitment and capability to serve millions of South Korean patients living with sleep apnea, COPD, and other chronic respiratory diseases.

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

•Expand into New Clinical Applications.    We continually seek to identify new applications of our technology for significant unmet medical needs. Studies have established a clinical association between OSA and both stroke and chronic heart failure, and have recognized sleep apnea as a cause of hypertension or high blood pressure. Research also indicates that sleep apnea is independently associated with glucose intolerance and insulin resistance. Additionally, research supported by ResMed has demonstrated that the addition of non-invasive ventilation to patients with severe COPD who are receiving oxygen therapy, provides meaningful clinical benefits to the patient, and the broader healthcare system. We maintain close working relationships with a number of prominent physicians to explore new medical applications for our products and technology.

•Leverage the Experience of our Management Team.    Our senior management team has extensive experience in the medical device industry in general, and in the fields of sleep apnea, respiratory care and healthcare informatics in particular. We intend to continue to leverage the experience and expertise of these individuals to maintain our innovative approach to the development of products and solutions, and to increase awareness of the serious medical problems caused by sleep apnea and the use of non-invasive ventilation, and in-home life support ventilation to treat COPD and other chronic respiratory diseases.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

Products

Our portfolio of products includes devices, diagnostic products, mask systems, headgear and other accessories, dental devices and cloud-based software informatics solutions. For purposes of the following discussion, we refer to our air flow generators and ventilators collectively as devices.

Devices

We produce cloud-connected CPAP, APAP, bilevel, and ASV devices that deliver positive airway pressure through a patient interface, either a mask or cannula. Our APAP devices, known as AutoSet, are based on a proprietary technology to monitor breathing and can also be used in the diagnosis, treatment and management of OSA. During fiscal year 2017, we launched AirMini, a small portable CPAP combining the same proven therapy modes used in the AirSense 10 with effective waterless humidification enabling portable convenience. We commenced a controlled product launch of AirSense 11 in fiscal year 2021, which will be followed by a broader launch throughout fiscal year 2022. AirSense 11 will introduce new features such as a touch screen, algorithms for patients new to therapy and digital enhancements, such as over-the-air update capabilities. We also acquired a line of Chinese-developed and manufactured sleep and ventilation devices with the acquisition of Curative Medical in fiscal year 2016. Devices in total accounted for approximately 50%, 51% and 52% of our net revenues in fiscal years 2021, 2020 and 2019, respectively.

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

AirSense 10 AutoSet for Her

The first complete sleep therapy solution tailored for women. The AirSense 10 AutoSet for Her is based on ResMed’s AutoSet algorithm. It responds to female-specific characteristics of sleep apnea and is tailored to meet the special sleep needs of women.

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

AirCurve 10 ST-A

A bilevel device that provides effective non-invasive ventilation for patients with respiratory insufficiency from conditions including neuromuscular disease, restrictive lung disorders, COPD and hypoventilation syndromes.

AirCurve 10 ASV and CS

Adaptive servo-ventilators specifically designed to treat patients exhibiting central sleep apnea (CSA), mixed sleep apnea and periodic breathing, with or without obstructive sleep apnea. These devices also feature built-in wireless connectivity and works with our AirView™ patient monitoring software.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

VENTILATION PRODUCTS	DESCRIPTION
Stellar 100 and 150	Pressure support and volume non-invasive ventilators with invasive capabilities designed to suit a range of environments and for various respiratory patient types.
Astral 100 and 150	Pressure support and volume ventilators for invasive and non-invasive purposes so it can be used from the hospital to the home.
Lumis 100 and 150	Pressure support non-invasive ventilators that support a variety of therapy modes with built-in wireless connectivity and integrated humidification.
Lumis ST-A	A Pressure support non-invasive ventilator that supports a variety of therapy modes with built-in wireless connectivity, integrated humidification and a range of fixed and adjustable alarms.

Mask Systems, Diagnostic Products, Accessories and Other Products

Masks, diagnostic products and accessories together accounted for approximately 38%, 37% and 37% of our net revenues in fiscal years 2021, 2020 and 2019, respectively.

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
Minimalist

AirFit F30, AirFit P10, and AirFit N30 minimalist masks feature our lightest, lowest profile designs. The features of these masks are focused on minimizing contact with the patient’s face to reduce red marks and irritation.

Freedom	AirFit N30i, AirFit P30i, and AirFit F30i freedom masks, which feature top-of-head tubing design allowing flexibility to easily switch sleep positions.
Ultra Soft	The AirTouch F20 and AirTouch N20 masks feature a soft and breathable AirTouch cushion designed to enhance CPAP mask comfort.
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

myAir	A personalized therapy management application for patients with sleep apnea providing support, education and troubleshooting tools for increased patient engagement and improved compliance.
U-Sleep	A compliance monitoring solution that enables HMEs to streamline their sleep programs to achieve better business and patient outcomes.
Connectivity Module	A module providing cellular connection between our compatible ventilation devices (e.g., Astral, Stellar) and our AirView™ system.
Propeller Solutions

Propeller's inhaler sensors track medication usage and pair with a companion smartphone application, giving people with asthma or COPD a better understanding of their disease and promoting increased adherence to treatment. The Propeller Provider Portal gives clinicians the timely and accurate information they need to make better treatment decisions.

SaaS Products

Following multiple acquisitions, including Brightree in April 2016, HEALTHCAREfirst in July 2018 and MatrixCare in November 2018, we now supply out-of-hospital software products designed to support the professionals and caregivers helping people stay healthy in the home or care setting of their choice. SaaS revenue accounted for approximately 12%, 12% and 11% of our net revenue in fiscal years 2021, 2020 and 2019, respectively.

PRODUCTS	DESCRIPTION
Brightree solutions

Brightree enables out-of-hospital care organizations to improve their business performance and deliver better health outcomes. As an industry-leading cloud-based healthcare IT company, Brightree provides solutions and services for thousands of organizations in home medical equipment and pharmacy, orthotic and prosthetic, and home infusion.

MatrixCare solutions

MatrixCare’s EHR software as a service solutions are used by skilled nursing and senior living providers, life plan communities (CCRCs), and home health and hospice organizations to improve efficiencies and promote a better quality of life for the people they serve.

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

We continually seek to identify new applications of our technology for significant unmet medical needs. Sleep apnea is associated with a number of symptoms beyond excessive daytime sleepiness and irritability. Studies have established a clinical association between untreated sleep apnea and systemic hypertension, diabetes, coronary artery disease, stroke, atrial fibrillation, chronic heart failure, and mortality.

Across the sleep and respiratory care platforms, we support clinical trials in many countries including the United States, Germany, Netherlands, France, Japan, the United Kingdom, Switzerland, China, Spain, Canada, Singapore and Australia to develop new clinical applications for our technology. We also continue to support some of the largest sleep apnea studies in history by performing advanced statistical analyses on millions of real world clinical data points collected through our cloud-connected devices and patient engagement tools. These studies, which we have begun to publish, provide clinical insights around patient management, device settings and predictors of patient adherence that inform our product development efforts.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

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

United States, Canada, and Latin America.    Our products are typically purchased by a home healthcare dealer who then sells the products to the patient. The decision to purchase our products, as opposed to those of our competitors, is made or influenced by one or more of the following individuals or organizations: the prescribing physician and their staff; the home healthcare dealer; the insurer and the patient. In the United States, Canada and Latin America, our sales and marketing activities are conducted through a field sales organization made up of regional territory representatives, program development specialists and regional sales directors. Our field sales organization markets and sells products to home healthcare dealer branch locations throughout the United States, Canada and Latin America.

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

Our SaaS solutions are sold to providers of healthcare in various out-of-hospital settings. We market and sell our Brightree business management software and service solutions to providers in the U.S. and our primary markets are HME, pharmacy, home infusion, orthotics and prosthetics. Our sales activities for Brightree products are conducted through a sales organization made up of strategic account managers, sales engineers and sales directors. We develop, market and sell our MatrixCare care management and related ancillary solutions to providers in the U.S. and our primary markets are senior living; skilled nursing; life plan communities; home health, home care, and hospice agencies as well as related accountable care organizations. Our MatrixCare management solutions are primarily sold through direct sales and ancillary solutions are sold both through direct sales and channel partners.

Combined Europe, Asia, and other markets.    We market our products in most major countries in combined Europe, Asia and other markets. We have wholly-owned subsidiaries in Australia, Austria, China, Czech Republic, Denmark, Finland, France, Germany, India, Ireland, Japan, Korea, Netherlands, New Zealand, Norway, Poland, Sweden, Switzerland, Taiwan, Thailand, and the United Kingdom. We use a combination of our direct sales force and independent distributors to sell our products in combined Europe, Asia and other markets. We select independent distributors in each country based on their knowledge of respiratory medicine and a commitment to sleep apnea therapy. In countries where we sell our products direct, a local senior manager is responsible for direct national sales. In many countries we sell our products to home healthcare dealers or hospitals who then sell the products to the patients. In Germany, Australia, New Zealand, and South Korea, we also operate home healthcare business models, in which we provide products and services directly to patients.

We do not sell our SaaS products in combined Europe, Asia, and other markets.

Manufacturing

We operate a globally distributed manufacturing network designed to optimize quality, cost control, time to market for new product introduction and supply chain resilience. Our manufacturing operations consist of specialist component production as well as assembly and testing of our devices, masks and accessories. Of the numerous raw materials, parts and components purchased for assembly of our therapeutic and diagnostic sleep disorder products, many are available from multiple vendors. We also purchase uniquely configured components from various suppliers, including some who are single-source suppliers for us. Any reduction or halt in supply from one of these suppliers could limit our ability to manufacture our products or devices until a replacement supplier is found and qualified. We generally manufacture to our internal sales forecasts and fill orders as received. We strive for continuous improvement in manufacturing processes to deliver year-on-year improvement in output, cost and product quality. Each manufacturing site and team are responsible for the quality of their product group and decisions are based on performance and quality measures, including customer feedback.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

Our quality management system is based upon the requirements of ISO 9001, ISO 13485, FDA Quality System Regulation for Medical Devices, European Medical Device Regulation (“MDR”), the Medical Device Directive (93/42/EEC) and other applicable regulations for the markets in which we sell. Our main manufacturing sites are certified to ISO 13485 and are audited at regular intervals by a Notified Body. Additionally, our Sydney, Tuas, San Diego, Atlanta and Moreno Valley sites are certified under the Medical Device Single Audit Program or MDSAP, an audit of medical device manufacturers’ quality management system to satisfy multiple regulatory requirements. MDSAP audits are conducted by a MDSAP recognized auditing organization and can fulfill the needs of multiple regulatory jurisdictions (e.g., Australia, Brazil, Canada, Japan, and the United States of America).

Our main manufacturing facilities are located in Tuas, Singapore, which has replaced our former Loyang facility; Sydney, Australia; Chatsworth, California; Johor Bahru, Malaysia; Atlanta, Georgia and Suzhou, China. Refer to Item 2 for additional details on these properties.

Third-Party Coverage and Reimbursement

The cost of medical care in many of the countries in which we operate is funded in substantial part by government and private insurance programs. In Germany and Korea, we receive payments directly from these payors. While we do not generally receive direct payments for our products from payors in other countries, our success depends on the ability of patients to obtain coverage and adequate reimbursement from those payors.

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

Healthcare reform in the United States continues to bring significant changes to the third-party payor landscape. In 2011, the Centers for Medicare & Medicaid Services, or CMS, implemented the Durable Medical Equipment, Prosthetics, Orthotics and Supplies (DMEPOS) competitive bidding program, which included DME that we manufacture and develop, specifically, CPAP and respiratory assist devices (or bilevel devices), and related supplies and accessories. CMS is required by law to recompete these contracts at least once every three years. In addition, the 2010 Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, required CMS to roll out the competitive bidding process nationally or adjust prices in non-competitive bidding areas, also known as the non-bid or Round 3 areas, to match competitive bidding prices by 2016. CMS phased in the new rates beginning January 1, 2016, and the rates became fully effective July 1, 2016. The implementation of the competitive acquisition program has resulted in reduced Medicare payment for CPAP and respiratory assist devices, and related supplies and accessories in both competitive bidding areas and non-competitive bidding areas. Through an Interim Final Rule issued in May 2018, CMS increased the fee schedule amounts for certain DME in non-bid areas that qualify as rural and non-contiguous, setting payment for these areas for June 1, 2018 to December 31, 2018 at a 50/50 blended reimbursement rate based on the pre-competitive bidding reimbursement rate and the adjusted reimbursement rate set through competitive bidding.

Due to the lapse of competitive bid contracts as of December 31, 2018, effective January 1, 2019, Medicare beneficiaries could receive DME from any Medicare-enrolled supplier during a temporary gap in the competitive bidding program between January 1, 2019 and December 31, 2020. Pricing in competitive bidding areas and non-rural, contiguous non-bid areas continued to use adjusted fee schedule amounts, subject to annual Consumer Price Index (CPI) adjustments, during this temporary gap period beginning in 2019 through December 31, 2020. Under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, the blended fee schedule amounts for non-bid rural and non-contiguous areas was extended through the end of the COVID-19 public health emergency, which has been renewed through July 20, 2021, and a blended fee schedule amount was implemented for all other areas for the same period.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

CMS competed 16 product categories in Round 2021 of the DMEPOS competitive bidding program, which took effect on January 1, 2021 and extends through December 31, 2021. There have been some revisions to the bidding methodology including the plan to implement surety bond requirements, lead item pricing, and setting reimbursement rates at the maximum winning bid rate instead of the median winning bid rate. Although CMS previously expanded the categories of devices subject to competitive bidding to include non-invasive ventilators, or NIVs, starting in 2021, in response to the COVID-19 pandemic, CMS removed NIVs from Round 2021 of the DMEPOS Competitive Bidding Program. Of the 15 remaining product categories that were bid for in Round 2021, CMS awarded competitive bidding contracts for only two categories, off-the-shelf (OTS) back braces and OTS knee braces. Payment for the items where contracts were not awarded will be based on adjusted fee schedule amounts, pending further rulemaking.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

We expect that the ACA, these new laws and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for our products and services. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may have a material adverse impact on our revenues, profit margins, profitability, operating cash flows and results of operations.

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

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

Our primary Sleep and Respiratory Care competitors include Philips BV; Fisher & Paykel Healthcare Corporation Limited; DeVilbiss Healthcare; Apex Medical Corporation; BMC Medical Co. Ltd.; and regional manufacturers. Finally, our products compete with surgical procedures, nerve stimulation devices and dental appliances designed to treat OSA and other sleep apnea-related respiratory conditions. The development of new or innovative procedures, devices or therapies, such as pharmaceutical, by others could result in our products becoming obsolete or noncompetitive, which would harm our revenues and financial condition.

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

Patents and Proprietary Rights and Related Litigation

We rely on a combination of patents, designs, trademarks, trade secrets, copyrights, and non-disclosure agreements to protect our proprietary technology and rights. Some of these patents, patent applications and designs relate to significant aspects and features of our products. We believe the combination of these rights, in aggregate, are of material importance to each of our businesses. Through our various subsidiaries, as of the date of this report, we own or have licensed rights to approximately 8,300 pending, allowed or granted patents and designs. Patents and designs have various statutory terms based on the legislation in individual jurisdictions which may be subject to change. Of our patents, 598 U.S. patents and 1,423 foreign patents are due to expire in the next five years. We believe that the expiration of these patents will not have a material adverse impact on our competitive position.

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

We must also comply with post-market surveillance regulations, including medical device reporting requirements which require that we review and report to the FDA any incident in which our products may have caused or contributed to a death or serious injury. We must also report any incident in which our product has malfunctioned if that malfunction would likely cause or contribute to a death or serious injury if it were to recur.

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

RESMED INC. AND SUBSIDIARIES

EEA

In the European Economic Area, (which is comprised of the 27 member states of the European Union plus Norway, Iceland and Liechtenstein), or EEA, manufacturers of medical devices need to comply with the Essential Requirements laid out in Annex I to the EU Medical Devices Directive (Council Directive 93/42/EEC) or with the General Safety and Performance Requirements (GSPR) of the new EU Medical Devices Regulation (EU 2017/745). Compliance with these requirements is a prerequisite to be able to affix the CE mark to medical devices, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the Essential Requirements and the GSPR and obtain the right to affix the CE Mark, manufacturers of medical devices must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low-risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements and the GSPR, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization designated by a competent authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body would audit and examine the Technical File and the quality system for the manufacture, design and final inspection of the devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements and GSPR. This Certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

As a general rule, demonstration of conformity of medical devices and their manufacturers with the Essential Requirements and GSPR must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence.

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

The Medical Device Regulation was meant to become applicable three years after publication (in May 2020). However, on April 23, 2020, to allow EEA national authorities, notified bodies, manufacturers and other actors to focus fully on urgent priorities related to the COVID-19 pandemic, the European Council and Parliament adopted Regulation 2020/561, postponing the date of application of the Medical Device Regulation by one year. The Medical Device Regulation thus became applicable on May 26, 2021. Devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021 may generally continue to be made available on the market or put into service until May 26, 2025. The Medical Devices Regulation, among other things:

•strengthens the rules on placing devices on the market and reinforces surveillance once they are available;

•establishes explicit provisions on manufacturers' responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;

•improves the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;

•sets up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

•strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

We have received certification or initiated the Medical Device Regulation certification process at several locations, including Sydney, Australia; San Diego, California; and Lyon, France. We continue to transition our certification profile to meet the new Medical Device Regulation requirements.

Other regulatory bodies

Our devices are sold in multiple countries and often need to be registered with local regulatory bodies such as the Therapeutic Goods Administration in Australia, Health Canada in Canada and CFDA in China.

Other Healthcare Laws

We are subject to a number of laws and regulations that may restrict our business practices, including, without limitation, anti-kickback, false claims and transparency laws with respect to payments and other transfers of value made to physicians and other healthcare providers. The government has interpreted these laws broadly to apply to the marketing and sales activities of manufacturers and distributors as well as revenue cycle management companies like us.

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

The federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, biologicals, and medical devices or supplies that require premarket approval by or notification to the FDA, and for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, to report annually to CMS information related to (i) payments and other transfers of value to teaching hospitals, physicians (as defined by statute) and, beginning in 2022, physician assistants, nurse practitioners and other practitioners, and (ii) ownership and investment interests held by such providers and their immediate family members. Applicable manufacturers are required to submit annual reports to CMS.

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

RESMED INC. AND SUBSIDIARIES

Also, many U.S. states and countries outside the U.S. have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under government programs. In addition, in the U.S., certain states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities.

The shifting commercial compliance environment and the need to build and maintain robust systems to comply with different compliance or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, additional integrity oversight and reporting obligations, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Data Privacy and Security Laws

Under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, which we collectively refer to as HIPAA, the Department of Health and Human Services, or HHS, has issued regulations, including the HIPAA Privacy, Security and Breach Notification Rules, to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities including health care providers and their business associates, as well as covered subcontractors. HIPAA also regulates standardization of data content, codes and formats used in health care transactions and standardization of identifiers for health plans and providers. Penalties for violations of HIPAA regulations include significant civil and criminal penalties for each violation. In addition to federal privacy and security regulations, there are a number of state laws governing confidentiality and security of personally identifiable information that are applicable to our business. For example, the California Consumer Privacy Act, or the CCPA, became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context. CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and the CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act, or CPRA, recently passed in California and not only revises but expands upon CCPA. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, will supersede the CCPA, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. Similar privacy laws have been proposed at the federal level and in other states.

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

In addition, the General Data Protection Regulation, or GDPR, went into effect in May 2018. The GDPR imposes stringent data protection requirements for the processing of personal data of individuals in the European Economic Area, or EEA. The GDPR has increased our obligations, for example, by imposing higher standards for obtaining consent from individuals to process their personal data, requiring more robust disclosures to individuals, strengthening individual data rights, shortening timelines for data breach notifications, limiting retention periods and secondary use of information (including for research purposes), increasing requirements pertaining to health data and pseudonymised (i.e., key-coded) data and imposing additional obligations when we contract with third party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EEA, including to the United States; recent legal developments in Europe have created complexity and uncertainty regarding such transfers of personal data from the EEA to the United States. For example, on July 16, 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-US Privacy Shield Framework, or Privacy Shield, under which personal data could be transferred from the EEA to United States entities that had self-certified under the Privacy Shield scheme. While the CJEU upheld the

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), the CJEU ruled that the underlying data transfers must be assessed on a case-by-case basis by the data controller to determine whether the personal data will be adequately protected. As a result, on June 4, 2021 the European Commission published a decision adopting an updated set of new standard contractual clauses designed to address issues identified by the CJEU. Existing data transfers that rely on the old standard contractual clauses can continue to be used until December 27, 2022 and the use of the new standard contractual clauses will still need to be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The exact scope and applicability of the new standard contractual clauses is currently unclear, particularly regarding transfers to parties outside the EEA who are already subject to the GDPR. We are awaiting further clarification from the European Commission and therefore the full scope of application of the standard contractual clauses remains subject to review and change as we get a better understanding from the European Commission and national regulators. European data protection law provides that EEA member states may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs could increase, and harm our business and financial condition. The GDPR and other similar regulations impose additional conditions in order to satisfy such consent for electronic marketing, such as a prohibition on pre-checked tick boxes and bundled consents, thereby requiring customers to affirmatively consent for a given purpose through separate tick boxes or other affirmative action. Failure to comply with the requirements of GDPR and the applicable national data protection and marketing laws of the EEA member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties as well as individual claims for compensation.

Further, from January 1, 2021, we have had to comply with the GDPR and the United Kingdom GDPR, which, together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in United Kingdom national law. The United Kingdom data protection regime has the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term. On June 28, 2021, the European Commission adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the European Commission renews or extends that decision and remains under review by the Commission during this period. These changes may lead to additional costs and increase our overall risk exposure.

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

Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations, damage our reputation and customers’ trust.

Human Capital

At ResMed, our mission of transforming patient care in the out-of-hospital setting through innovative solutions and tech-driven integrated care is achieved by our commitment and efforts in fostering an inclusive environment that creates a strong sense of belonging, unlocking the potential, passion and creativity of our people.  Our Code of Business Conduct & Ethics, Diversity and Inclusion programs and other practices and policies on workplace behavior, discrimination and harassment, health and safety, and employee benefits reinforce this environment and facilitate talent attraction, retention, and development.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

As of June 30, 2021, we had approximately 7,970 employees or contingent workers, of which approximately 3,490 were employed in cost of sales activities including areas such as warehousing and manufacturing, 1,370 in research and development and 3,110 in sales, marketing and administration. Of our employees and contingent workers, approximately 2,960 (37%) were located in the United States, Canada and Latin America, 2,080 (26%) in Asia, 1,550 (19%) in Australia and 1,380 (17%) in Europe. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel.

Diversity & Inclusion

Our values of belonging, inclusion and diversity for success enables us to unlock the strengths of our people to transform healthcare and improve lives. Current strategic key initiatives include the management and expansion of Employee Resource Groups (“ERG”) and their leaders and Executive Sponsors, learning and development opportunities around the concepts of leading inclusively, inclusion in the workforce and unconscious bias, talent acquisition efforts around a sourcing and hiring competitive edge strategy, external relationships and partnerships, and internal metrics and measurements.

Employee Resource Groups.    We place high value on inclusion-building initiatives that create opportunities around cultural awareness and social learnings; this is largely done through engaging employees in our ERG programs supported by employees with diverse backgrounds, experiences or characteristics who share a common interest in professional development, improving corporate culture and delivering sustained business results. We maintain our ERG chapters worldwide and currently have nine groups: Black, Asia-American-Pacific Islander, LGBTQIA+, Hispanic and Latin, Veterans, Women, Women in Sales, Parents and Mosaics in Ireland and India that collectively focus on local and culturally appropriate inclusion-building needs.

Learning & Development of D&I Values.    Our leaders across the organization work directly with the Director of Diversity to identify and provide awareness trainings for their teams. We are launching a day of learning in each region for employees to learn more about diversity and inclusion.

Strategic Inclusive Development.     A Global Council of Ambassadors meets every two months to review and assess developments, observations and impressions related to ongoing diversity and inclusion efforts. We are in the process of updating our policies and Employee Handbook to formalize certain inclusivity initiatives. Additionally, we are assessing the language within the source code of our products and platforms to ensure that is inclusive and does not perpetuate racist stereotypes.

Leadership Engagement.    C-Suite Executives alongside the COO and CEO receive quarterly updates on diversity data and inclusion-building efforts. Additionally, the CEO and senior leaders across the organization have diversity and inclusion objectives embedded in their annual and quarterly goals.

Sourcing & Recruiting.    We train our recruiting workforce in diversity sourcing strategies and partners with external organizations that develop and supply diverse talent. In addition, we are building a diversity dashboard to better understand its metrics around applicants, candidates and its current workforce. Campaigns are being designed to collect more internal data and efforts are being made around gathering prospective candidates.

Talent Development and Retention

Building and strengthening our talent pipeline is imperative to our success. Our approach to talent and performance is designed to ensure employees and managers have regular feedback conversations about performance goals and development, to enable our high-performance culture, and to create an environment where we achieve our strategy

At ResMed, we have specific career and development pathways designed for specific roles in consultation with operational management, human resources, and learning and development specialists. We provide online courses that are role-specific, with formal tracking of employee completion and performance. Online and face-to-face courses on operational compliance issues are developed and delivered in-house. Online compliance courses on ResMed’s Code of Business Conduct and Ethics, diversity and inclusion, US Foreign Corrupt Practices Act, and health and safety are developed by our Learning and Development team with external subject-matter advisers.

PART I	Item 1

RESMED INC. AND SUBSIDIARIES

Employee Safety and COVID-19 Related Measures

We believe maintaining a physically safe and mentally healthy working environment is essential in supporting our people deliver their best work. We employ global standards to provide the framework upon which locally compliant, integrated and effective health and safety management systems are built that enable the capability, autonomy & accountability of the local leaders to manage health and safety through day to day functions. Our approach is to place health & safety as a positive contributor to innovation, continuous improvement and business sustainability through focusing on making work easier which in turn makes work safer and more efficient.

In response to COVID-19, we maximized the production of ventilators, masks, and other respiratory devices to reach the patients who needed them most. This required keeping our employees safe and healthy, and keeping our manufacturing and distribution centers safe and operational. As such, in compliance with government regulations, we invested in creating safe work environments for our employees by implementing the following measures:

•Adding work from home flexibility;

•Adjusting attendance policies to encourage those who are sick to stay home;

•Increasing cleaning protocols across all locations;

•Initiating regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures;

•Facilitating access to and encouraging vaccination of our employees

•Implementing temperature screening of employees at our sites;

•Establishing new physical distancing procedures for employees who need to be onsite;

•Providing additional personal protective equipment and cleaning supplies;

•Modifying workspaces

•Implementing protocols to address actual and suspected COVID-19 cases and potential exposure; and

•Prohibiting all domestic and international non-essential travel for all employees.

As COVID-19 restrictions abate, we may lift some of these measures in certain locations based on local needs and in accordance with local regulations.

Employee Engagement

We regularly seek employee feedback and sentiment about our workplace through a global engagement surveys that enable our people to comment on matters related to their employment experience. We openly share the survey results throughout the company and encourage teams to put in place action plans at global and local levels to address priority issues. Where benchmarks are available, our results are evaluated against comparable peer groups.

Employee Wellbeing

We are committed to improving the quality of life of our customers, our people and their families. We recognize the benefits of a healthy workforce and promote a holistic and inclusive approach to health and safety. Our health and wellbeing programs differ by country and may include company-sponsored health insurance, retirement savings plans, sleep apnea screening and treatment, smoking cessation, gym membership discounts, seasonal flu vaccinations, and many other programs to drive healthy behaviors and awareness.

As part of our commitment to addressing the stigma of mental health, leadership continually communicates the importance of self-care, asking for help, and setting work/life boundaries. We provide a comprehensive, company-funded global Employee Assistance Program (EAP) offering free local, expert mental health services for our people and their household through one-on-one support, monthly webinars, online courses, and crisis intervention services. Additionally, we implemented a company-wide Wellbeing Day for our people to focus on their mental, social and physical health.

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

Summary of Risk Factors

The following is a summary of the risks that are more fully described in the following section below:

Risks Related to Our Business and Industry

•Our inability to compete successfully in our markets may harm our business.

•Consolidation in the health care industry could have an adverse effect on our revenues and results of operations.

•Our business, financial condition and results of operations could be harmed by the effects of the COVID-19 pandemic.

•We are subject to various risks relating to international activities that could affect our overall profitability.

•Our products are the subject of clinical trials conducted by us, our competitors, or other third parties, the results of which may be unfavorable, or perceived as unfavorable, and could have a material adverse effect on our business, financial condition, and results of operations.

•We are subject to potential product liability claims that may exceed the scope and amount of our insurance coverage, which would expose us to liability for uninsured claims.

•Our intellectual property may not protect our products, and/or our products may infringe on the intellectual property rights of third-parties.

•If we fail to attract, develop and retain key employees our business may suffer.

•Our leverage and debt service obligations could adversely affect our business.

Risks Related to Manufacturing, IT Systems, Commercial Operations and Plans for Future Growth

•Disruptions in the supply of components from our suppliers could result in a significant reduction in sales and profitability.

•We are increasingly dependent on information technology systems and infrastructure.

•Actual or attempted breaches of security, unauthorized disclosure of information, denial of service attacks or the perception that personal and/or other sensitive or confidential information in our possession is not secure, could result in a material loss of business, substantial legal liability or significant harm to our reputation.

•We may not be able to realize the anticipated benefits from acquisitions, which could adversely affect our operating results.

•Our business depends on our ability to market effectively to dealers of home healthcare products and sleep clinics.

•Our SaaS business depends substantially on customers entering into, renewing, upgrading and expanding their agreements for cloud services, term licenses, and maintenance and support agreements with us. Any decline in our customer renewals, upgrades or expansions could adversely affect our future operating results.

•If our SaaS products fail to perform properly or if we fail to develop enhancements, we could lose customers, become subject to service performance or warranty claims and our market share could decline.

•If there are interruptions or performance problems associated with our technology or infrastructure, our existing SaaS customers may experience service outages, and our new customers may experience delays in the deployment of our platforms.

•If we are unable to support our continued growth, our business could suffer.

•If a natural or man-made disaster strikes our manufacturing facilities, we will be unable to manufacture our products for a substantial amount of time and our sales and profitability will decline.

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

Risks Related to Non-Compliance with Laws, Regulations and Healthcare Industry Shifts

•Healthcare reform may have a material adverse effect on our industry and our results of operations.

•Government and private insurance plans may not adequately reimburse our customers for our products, which could result in reductions in sales or selling prices for our products.

•Failure to comply with anti-kickback and fraud regulations could result in substantial penalties and changes in our business operations.

•Our use and disclosure of individually identifiable information, including health information, is subject to federal, state and foreign privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm.

•Our business activities are subject to extensive regulation, and any failure to comply could have a material adverse effect on our business, financial condition, or results of operations.

•Product sales, introductions or modifications may be delayed or canceled as a result of FDA regulations or similar foreign regulations, which could cause our sales and profits to decline.

•We are subject to substantial regulation related to quality standards applicable to our manufacturing and quality processes. Our failure to comply with these standards could have an adverse effect on our business, financial condition, or results of operations.

•Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, cleared or approved or commercialized in a timely manner or at all, which could negatively impact our business.

•Off-label marketing of our products could result in substantial penalties.

•Laws regulating consumer contacts could adversely affect our business operations or create liabilities.

•Tax laws, regulations, and enforcement practices are evolving and may have a material adverse effect on our results of operations, cash flows and financial position.

•We are subject to tax audits by various tax authorities in many jurisdictions.

Risks Related to the Securities Markets and Ownership of Our Common Stock

•Our results of operations may be materially affected by global economic conditions generally, including conditions in the financial markets.

•Our quarterly operating results are subject to fluctuation for a variety of reasons.

•Delaware law and provisions in our charter and could make it difficult for another company to acquire us.

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

Risk Factors

Risks Related to Our Business and Industry

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

Additionally, some of our competitors have greater financial, research and development, manufacturing and marketing resources than we do. The past several years have seen a trend towards consolidation in the healthcare industry and in the markets for our products. Industry consolidation could result in greater competition if our competitors combine their resources, if our competitors are acquired by other companies with greater resources than ours, or if our competitors become affiliated with customers of ours. This competition could increase pressure on us to reduce the selling prices of our products or could cause us to increase our spending on research and development and sales and marketing. If we are unable to develop innovative new products, maintain competitive pricing, and offer products that consumers perceive to be as good as those of our competitors, our sales and gross margins could decrease which would harm our business.

Consolidation in the health care industry could have an adverse effect on our revenues and results of operations.    Many home health care dealers and out-of-hospital health providers are consolidating, which may result in greater concentration of purchasing power. As the health care industry consolidates, competition to provide goods and services to industry participants may become more intense. These industry participants may try to use their market power to negotiate price concessions or reductions for medical devices and components produced by us. If we are forced to reduce our prices because of consolidation in the health care industry, our revenues may decrease and our consolidated earnings, financial condition, and/or cash flows may suffer.

Our business, financial condition and results of operations could be harmed by the effects of the COVID-19 pandemic.    We are subject to risks related to the global pandemic associated with COVID-19, which have had an adverse impact on certain aspects of our business. Specifically, diagnostic pathways for sleep apnea treatment, including physician practices, HME suppliers and sleep clinics, have been impacted and, in some instances, been required, to temporarily close due to governments’ “shelter-in-place” orders, quarantines or similar orders or restrictions enacted to control the spread of COVID-19. In some countries, new patients are prescribed sleep apnea treatment through hospitals that are directing their resources to critical care, including COVID-19 treatment. Although certain governments have begun to reduce or remove COVID-19 restrictions to varying degrees, we cannot predict the impact that will have on diagnostic and prescription pathways and demand for our products designed to treat sleep apnea. Furthermore, we cannot predict the extent, speed and effectiveness of worldwide containment and vaccination efforts and the impact of these factors will have on our employees, customers, vendors and patients.

While we have experienced increased demand for our respiratory care products due to the nature of COVID-19, we do not expect the same level of demand to continue as vaccination programs expand and infection rates decline globally. Decreases in future demand may result in excess inventory, which we may be unable to sell. Furthermore, due to governments’ varying restrictions on international and domestic travel, access to labor for our manufacturing facilities could be adversely impacted.

Our SaaS business has also been affected by COVID-19 and measures taken to control the spread of COVID-19. Some of our existing and potential SaaS customers are HME distributors and have been impacted by the same temporary business closures noted above. We also have existing and potential SaaS customers that operate care facilities and are either receiving and treating patients infected with COVID-19 or have implemented significant measures to safeguard their facilities against a potential COVID-19 outbreak. Given these challenging business conditions, businesses may be deterred from adopting new or changing SaaS platforms, which may adversely impact our ability to engage new customers for our SaaS businesses, or expand the services used by existing customers.

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

We currently utilize third parties to, among other things, manufacture components and materials for our devices. Disruptions relating to the COVID-19 pandemic, including current shelter-in-place orders, could prevent employees, suppliers, distributors, and others from accessing manufacturing facilities and from transporting our products or the components required to manufacture our products. Further, worldwide supply chain disruption relating to the COVID-19 pandemic has resulted in component shortages that have and may continue to impact our ability to manufacture our devices. If either we or any third-party parties in the supply chain for materials used in the production of our devices continue to be adversely impacted by the restrictions resulting from the COVID-19 pandemic, our supply chain may be disrupted, limiting our ability to manufacture our devices. These disruptions may, among other things, impact our ability to produce and supply products in quantities necessary to satisfy customer demand, which could negatively impact our results of operations.

Health regulatory agencies globally may also experience disruptions in their operations as a result of the COVID-19 pandemic. Any delay or de-prioritization of our product development activities or delay in regulatory review resulting from such disruptions could materially affect our results of operations. We are also competing with participants in other industries, like the automobile industry for example, for essential inputs for our products, which may result in higher prices or scarcity of supply.

In addition to existing travel restrictions, countries may continue to close borders, impose prolonged quarantines, and restrict travel, which have disrupted and may continue to disrupt our ability to move our product by air and sea. While we expect COVID-19 to negatively impact certain aspects of our business, given the rapid and evolving nature of the virus and the uncertainty about its impact on society and the global economy, we cannot predict the extent to which it will affect our global operations.

We are subject to various risks relating to international activities that could affect our overall profitability.    We manufacture substantially all of our products outside the United States and sell a significant portion of our products in non-U.S. markets. Sales in combined Europe, Asia and other markets accounted for approximately 39% and 38% of our net revenues in the years ended June 30, 2021 and June 30, 2020 respectively. Our sales and operations outside of the U.S. are subject to several difficulties and risks that are separate and distinct from those we face in the U.S., including:

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

RESMED INC. AND SUBSIDIARIES

We are subject to potential product liability claims that may exceed the scope and amount of our insurance coverage, which would expose us to liability for uninsured claims.    We are subject to potential product liability claims as a result of the design, manufacture and marketing of medical devices. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates. In addition, we would have to pay any amount awarded by a court in excess of our policy limits. Our insurance policies have various exclusions, and thus we may be subject to a product liability claim for which we have no insurance coverage, in which case, we may have to pay the entire amount of any award. We cannot assure you that our insurance coverage will be adequate or that all claims brought against us will be covered by our insurance and we cannot assure you that we will be able to obtain insurance in the future on terms acceptable to us or at all. A successful product liability claim brought against us in excess of our insurance coverage, if any, may require us to pay substantial amounts, which could harm our business. We may also be affected by the product recalls and other risks associated with the products of our competitors if customers and patients are uncertain if issues affecting our competitors may also affect us.

Our intellectual property may not protect our products, and/or our products may infringe on the intellectual property rights of third-parties.    We rely on a combination of patents, trade secrets and non-disclosure agreements to protect our intellectual property. Our success depends, in part, on our ability to obtain and maintain U.S. and foreign patent protection for our products, their uses and our processes to preserve our trade secrets and to operate without infringing on the proprietary rights of third-parties. We have a number of pending patent applications, and we do not know whether any patents will issue from any of these applications. We do not know whether any of the claims in our issued patents or pending applications will provide us with any significant protection against competitive products or otherwise be commercially valuable. Legal standards regarding the validity of patents and the proper scope of their claims are still evolving, and there is no consistent law or policy regarding the valid breadth of claims. Additionally, there may be third-party patents, patent applications and other intellectual property relevant to our products and technology which are not known to us and that block or compete with our products. We face the risks that:

•third-parties will infringe our intellectual property rights;

•our non-disclosure agreements will be breached;

•we will not have adequate remedies for infringement;

•our trade secrets will become known to or independently developed by our competitors;

•third-parties will be issued patents that may prevent the sale of our products or require us to license and pay fees or royalties in order for us to be able to market some of our products; or

•third-parties may assert patents and other intellectual property rights against our suppliers, causing interruption in supply of components or other essential inputs.

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

If we fail to attract, develop and retain key employees our business may suffer.    Our ability to compete effectively depends on our ability to attract and retain key employees, including people in senior management, sales, marketing, technology, and research and development positions. Competition for top talent in the healthcare, technology and SaaS industries can be intense. Our ability to recruit and retain such talent will depend on a number of factors, including hiring practices of our competitors, compensation and benefits, work location, work environment and industry economic conditions. If we cannot effectively recruit, develop and retain qualified employees to drive our strategic goals, our business could suffer.

Our leverage and debt service obligations could adversely affect our business.    As of June 30, 2021, our total consolidated debt was $0.7 billion and we may incur additional indebtedness in the future. Our indebtedness could have adverse consequences, including:

•making it more difficult to satisfy our financial obligations;

•increasing our vulnerability to adverse economic, regulatory and industry conditions;

•limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

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

Risks Related to Manufacturing, IT Systems, Commercial Operations and Plans for Future Growth

Disruptions in the supply of components from our suppliers could result in a significant reduction in sales and profitability.    We purchase configured components for our devices from various suppliers, including some who are single-source suppliers for us. Disruptions to our suppliers, including disruptions in connection with COVID-19, may limit our ability to manufacture our devices in a timely or cost-effective manner, which could result in a significant reduction in sales and profitability. We cannot assure you that a replacement supplier would be able to configure its components for our devices on a timely basis or, in the alternative, that we would be able to reconfigure our devices to integrate the replacement part. A reduction or halt in supply while a replacement supplier reconfigures its components, or while we reconfigure our devices for the replacement part, would limit our ability to manufacture our devices in a timely or cost-effective manner, which could result in a significant reduction in sales and profitability. We cannot assure you that our inventories would be adequate to meet our production needs during any prolonged interruption of supply.

In particular, a global semiconductor supply shortage is having wide-ranging effects across multiple industries, and it has impacted suppliers that incorporate semiconductors into the parts they supply to us. The semiconductor supply shortage has had, and will continue to have, an adverse impact on lead times and device production. Extended lead times and decreased availability of key components may also cause an adverse effect on our financial condition or results of operations. Delays in our ability to produce and deliver our devices could cause our customers to purchase alternative products from our competitors. If component shortages continue, we will continue to experience supply interruption and/or may incur significant price increases from these suppliers.

Additionally, increases in product demand, including in response to a recent product recall by one of our competitors, Philips, have resulted and could continue to result in shipment delays, higher costs for materials and components, and increased expenditures for freight and other expenses, which have and could continue to negatively impact our profit margins. Although historically we have generally been able to secure additional supply or take other actions to mitigate supply disruptions, as the impact of the global shortages in key components, including semiconductors, impacts many industries worldwide, and particularly our supply chain, we could experience a material adverse effect on our business, results of operations, and financial condition. In addition, in order to secure such necessary components, we may be obligated to purchase them at prices that are higher than those available in the current market. If supply constraints continue, our ability to meet demand and our corresponding ability to sell affected products may be materially reduced. We may have to allocate or prioritize orders for our devices, and our failure to timely deliver desirable products to meet demand may harm relationships with our customers.

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

RESMED INC. AND SUBSIDIARIES

Actual or attempted breaches of security, unauthorized disclosure of information, denial of service attacks or the perception that personal and/or other sensitive or confidential information in our possession is not secure, could result in a material loss of business, substantial legal liability or significant harm to our reputation.    We receive, collect, process, use and store a large amount of information from our clients, our patients and our own employees, including personally identifiable, protected health and other sensitive and confidential information. This data is often accessed by us through transmissions over public and private networks, including the Internet. The secure transmission of such information over the Internet and other mechanisms is essential to maintain confidence in our information technology systems. We have implemented security measures, technical controls and contractual precautions designed to identify, detect and prevent unauthorized access, alteration, use or disclosure of our clients’, patients’ and employees’ data. However, the techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures. As a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Beyond external criminal activity, systems that access or control access to our services and databases may be compromised as a result of human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. Because the techniques used to circumvent security systems can be highly sophisticated and change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address all possible techniques or implement adequate preventive measures for all situations.

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

We are subject to diverse laws and regulations relating to data privacy and security, including HIPAA and European data privacy laws. Complying with these numerous and complex regulations is expensive and difficult, and failure to comply with these regulations could result in regulatory scrutiny, fines, civil liability or damage to our reputation. In addition, any security breach or attempt thereof could result in liability for stolen assets or information, additional costs associated with repairing any system damage, incentives offered to clients or other business partners to maintain business relationships after a breach, and implementation of measures to prevent future breaches, including organizational changes, deployment of additional personnel and protection technologies, employee training and engagement of third-party experts and consultants. Additionally, the costs incurred to remediate any data security or privacy incident could be substantial.

We cannot assure you that any of our third-party service providers with access to our, or our clients, patients and/or employees’ personally identifiable and other sensitive or confidential information will maintain appropriate policies and practices regarding data privacy and security in compliance with all applicable laws or that they will not experience data security breaches or attempts thereof, which could have a corresponding effect on our business.

We may not be able to realize the anticipated benefits from acquisitions, which could adversely affect our operating results.    Part of our growth strategy includes acquiring businesses consistent with our commitment to innovation in developing products for the diagnosis and treatment of sleep apnea and respiratory care as well as our SaaS business. For example, we acquired MatrixCare in November 2018 and Propeller Health in January 2019. The success of our acquisitions will depend, in part, on our ability to successfully integrate the business and operations of the acquired companies. Additionally, our management may have their attention diverted while trying to integrate these businesses. If we are not able to successfully integrate the operations, we may not realize the anticipated benefits of the acquisitions fully or at all, or may take longer to realize than expected.

Moreover, we have recorded intangible assets, including goodwill, in connection with our acquisitions. At least on an annual basis, we must evaluate whether facts and circumstances indicate any impairment of the intangible assets’ values. The qualitative and quantitative analysis used to test goodwill is dependent upon various considerations and assumptions, including macroeconomic conditions, industry and market characteristics, projections of acquired companies’ future revenue, discount rates, and expectations of future cash flows. While we have made such assumptions in good faith and believe them to be reasonable, the assumptions may turn out to be materially inaccurate, including for reasons beyond our control. Changes in such assumptions may cause a change in circumstances indicating that the carrying value of intangible assets may be impaired. Consequently, we may be required to record a significant charge to earnings in the financial statements during the period in which any impairment of intangible assets is determined.

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

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

If our SaaS products fail to perform properly or if we fail to develop enhancements, we could lose customers, become subject to service performance or warranty claims and our market share could decline.    Our SaaS operations are dependent upon our ability to prevent system interruptions and, as we continue to grow, we will need to devote additional resources to improving our infrastructure in order to maintain the performance of our products and solutions. The applications underlying our SaaS products are inherently complex and may contain material defects or errors, which may cause disruptions in availability or other performance problems. We have from time to time found defects in our products and may discover additional defects in the future that could result in data unavailability, unauthorized access to, loss, corruption or other harm to our customers’ data. While we implement bug fixes and upgrades as part of our regularly scheduled system maintenance, we may not be able to detect and correct defects or errors before implementing our products and solutions. Consequently, we or our customers may discover defects or errors after our products and solutions have been deployed. If we fail to perform timely maintenance, or if customers are otherwise dissatisfied with the frequency and/or duration of our maintenance services and related system outages, our existing customers could elect not to renew their contracts, delay or withhold payment, or potential customers may not adopt our products and solutions and our brand and reputation could be harmed. In addition, the occurrence of any material defects, errors, disruptions in service or other performance problems with our software could result in warranty or other legal claims against us and diversion of our resources. The costs incurred in addressing and correcting any material defects or errors in our software and expanding our infrastructure and architecture in order to accommodate increased demand for our products and solutions may be substantial and could adversely affect our operating results.

If there are interruptions or performance problems associated with our technology or infrastructure, our existing SaaS customers may experience service outages, and our new customers may experience delays in the deployment of our platforms.    We depend on services from various third parties as well as our own technical operations infrastructure to distribute our SaaS products via the Internet. If a service provider fails to provide sufficient capacity to support our platform or otherwise experiences service outages, such failure could interrupt our customers’ access to our service, which could adversely affect their perception of our platform's reliability and our revenues. Any disruptions in these services, including as a result of actions outside of our control, would significantly impact the continued performance of our SaaS products. In the future, these services may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of these services could result in decreased functionality of our SaaS products until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated into our infrastructure.

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

If we are unable to support our continued growth, our business could suffer.    As we continue to grow, the complexity of our operations increases, placing greater demands on our management. Our ability to manage our growth effectively depends on our ability to implement and improve our financial and management information systems on a timely basis and to effect other changes in our business including the ability to monitor and improve manufacturing systems, information technology, and quality and regulatory compliance systems, among others. Unexpected difficulties during expansion, the failure to attract and retain qualified employees, the failure to successfully replace or upgrade our management information systems, the failure to manage costs or our inability to respond effectively to growth or plan for future expansion could cause our growth to stop. If we fail to manage our growth effectively and efficiently, our costs could increase faster than our revenues and our business results could suffer.

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

Risks Related to Non-Compliance with Laws, Regulations and Healthcare Industry Shifts

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

The ACA also contained a number of provisions designed to generate the revenues necessary to fund the coverage expansions. This included new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, entities that manufacture, produce or import medical devices were required to pay an excise tax in an amount equal to 2.3% of the price for which such devices are sold in the United States. This excise tax was applicable to our products that are primarily used in hospitals and sleep labs, which includes the ApneaLink, VPAP Tx and certain Respiratory Care products. Through a series of legislative amendments, the tax was suspended beginning in 2016, and permanently repealed effective January 1, 2020. In addition to the competitive bidding changes discussed above, the ACA also included, among other things, directions to develop organizations that are paid under a new payment methodology for voluntary coordination of care by groups of providers, such as physicians and hospitals, and the establishment of a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research. The increased funding and focus on comparative clinical effectiveness research, which compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products, may result in lower reimbursements by payors for our products and decreased profits to us.

Other federal legislative changes have been proposed and adopted since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013. The CARES Act, which was signed into law in March 2020 and subsequently amended, suspended the payment reductions from May 1, 2020 through December 31, 2020, and extended the sequester by one additional year, through 2030. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012, was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

The full impact on our business of the ACA and other new laws is uncertain. Nor is it clear whether other legislative changes will be adopted, if any, or how such changes would affect the demand for our products. Future actions by the administration and the U.S. Congress including, but not limited to, repeal or replacement of the ACA could have a material adverse impact on our results of operations or financial condition. Additionally, all or a portion of the ACA and related subsequent legislation may be modified, repealed or otherwise invalidated through other judicial challenge. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact the ACA or our business.

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

In the United States, we sell our products primarily to home healthcare dealers, hospitals and sleep clinics. Reductions in reimbursement to our customers by third-party payers, if they occur, may have a material impact on our customers and, therefore, may indirectly affect our pricing and sales to, or the collectability of receivables we have from, those customers. A development negatively affecting reimbursement stems from the Medicare competitive bidding program mandated by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA). Under the program, our customers who provide DME must compete to offer products in designated competitive bidding areas, or CBAs. In addition, under the ACA, in 2016, CMS adjusted the prices in non-competitive bidding areas to match competitive bidding prices. CMS phased in the new rates beginning January 1, 2016, and were fully effective July 1, 2016. This program has significantly reduced the Medicare reimbursement to our customers compared with reimbursement in 2011, at the beginning of the program. The 21st Century Cures Act retroactively adjusted rates in non-bid areas to allow for the higher phase-in rates to be paid for items furnished between July 1, 2016 and December 31, 2016, rather than the lower fully-adjusted rates. Rules issued by CMS in 2018 resumed the higher phase-in rates in rural and non-contiguous non-competitive bidding areas for items furnished between June 1, 2018 and December 31, 2020. Pursuant to the CARES Act, these higher phase-in rates were extended through December 31, 2020, or through the end of the COVID-19 public health emergency, and were implemented in areas other than rural areas and noncontiguous areas for the same period. On March 7, 2019, CMS announced it would initiate a new round of competitive bidding, named Round 2021, with contracts effective on January 1, 2021 through December 31, 2023. In addition to adopting new bidding processes, CMS expanded the product categories included in competitive bidding to include non-invasive ventilators. However, due to the COVID-19 pandemic, CMS removed NIVs from Round 2021 of the DMEPOS Competitive Bidding Program. CPAP, and respiratory assist devices, and related supplies and accessories, which had been included in prior rounds of competitive bidding, were included in the 15 remaining product categories that were bid for in Round 2021. However, CMS did not award competitive bidding contracts for any product categories other than OTS back and knee braces. Payment for items where contracts were not awarded – including CPAP and respiratory assist devices – will be based on adjusted fee schedule amounts. At this time, we cannot predict the full impact the competitive bidding program and the developments in the competitive bidding program will have on our business and financial condition. If changes are made to this program in the future, it could affect amounts being recovered by our customers.

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

In addition, our products are the subject of periodic studies by third party agencies, including the Agency for Healthcare Research and Quality in the United States, intended to review the comparative effectiveness of different treatments of the same illness. Although the results of comparative effectiveness studies are not intended to mandate any reimbursement policies for public or private payers, it is not clear what, if any, effect such research will have on the sales of our products. Decreases in third-party reimbursement for our products or a decision by a third-party payer to not cover our products as a result of a third-party study could have a material adverse effect on our sales, results of operations and financial condition.

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

In the United States, the laws that may affect our ability to operate include, but are not limited to:

•the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of this statute or specific intent to violate the Anti-Kickback Statute itself to have committed a violation. The U.S. government has interpreted this law broadly to apply to the marketing and sales activities of manufacturers, distributors and revenue cycle management companies like us. Violations of the federal Anti-Kickback Statute may result in significant civil monetary penalties for each violation, plus up to three times the remuneration involved. Violations of the Federal Anti-Kickback Statute can also result in significant criminal penalties and imprisonment;

•federal civil and criminal false claims laws, including the False Claims Act, and civil monetary penalty laws, that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government. These laws may apply to manufacturers and distributors who provide information on coverage, coding, and reimbursement of their products to persons who do bill third-party payors. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Violations can result in debarment, suspension or exclusion from participation in government healthcare programs, including Medicare and Medicaid. When an entity is determined to have violated the federal civil False Claims Act, the government may impose significant civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs.

•HIPAA, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. A person or entity does not need to have actual knowledge of these statutes or specific intent to violate them to have committed a violation;

•the federal Physician Sunshine Act requirements under the ACA, which impose reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed by certain manufacturers of drugs, devices, biologics, and medical supplies to physicians (including doctors, dentists, optometrists, podiatrists and chiropractors), teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse midwives;

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

In December 2019, we entered into a settlement agreement with the U.S. Department of Justice and the U.S. Attorneys’ Offices for the District Court of South Carolina, the Southern District of California, the Northern District of Iowa and the Eastern District of New York. The agreement resolved five lawsuits originally brought by whistleblowers under the qui tam provisions of the False Claims Act and allegations that we: (a) provided DME companies with free telephone call center services and other free patient outreach services that enabled these companies to order resupplies for their patients with sleep apnea, (b) provided sleep labs with free and below-cost positive airway pressure masks and diagnostic machines, as well as free installation of these machines, (c) arranged for, and fully guaranteed the payments due on, interest-free loans that DME supplies acquired from third-party financial institutions for the purchase of our equipment, and (d) provided non-sleep specialist physicians free home sleep testing devices referred to as “ApneaLink.” We agreed with the government to civilly resolve these matters for a payment of $39.5 million ($37.5 million to the federal government and $2 million to the various states) and we incurred additional fees and administrative costs that typically accompany such a resolution amounting to $1.1 million. The specific allegations and the resolution of those allegations are contained in the Company’s settlement agreement with the adverse parties. The total final costs relating to these matters was $40.6 million.

Contemporaneous with the civil settlement, we also entered into a five-year Corporate Integrity Agreement, or CIA, with the Department of Health and Human Services Office of Inspector General. The CIA required, among other things, that we implement additional controls around our product pricing and sales and that we conduct internal and external monitoring of our arrangements with referrals sources. The settlement agreement with the government and the CIA could result in reputational harm or the curtailment or restructuring of our operations, any of which could materially adversely affect our financial results and our ability to operate our business. In addition, our failure to comply with our obligations under the CIA could result in monetary penalties and our exclusion from participating in federal healthcare programs. The costs associated with compliance with the CIA, or any liability or consequences associated with its breach, could have an adverse effect on our operations, liquidity and financial condition.

Our use and disclosure of individually identifiable information, including health information, is subject to federal, state and foreign privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm.    The privacy and security of personally identifiable information stored, maintained, received or transmitted electronically is a major issue in the U.S. and abroad. While we strive to comply with all applicable privacy and security laws and regulations, as well as our own posted privacy policies, legal standards for privacy, including but not limited to “unfairness” and “deception,” as enforced by the FTC and state attorneys general, continue to evolve and any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause us to lose audience and customers, which could have a material adverse effect on our business. Recently, there has been an increase in public awareness of privacy issues in the wake of revelations about the activities of various government agencies and in the number of private privacy-related lawsuits filed against companies. Concerns about our practices with regard to the collection, use, disclosure, security or deletion of personally identifiable information or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business.

Numerous foreign, federal and state laws and regulations govern collection, dissemination, use and confidentiality of personally identifiable health information, including (i) state privacy and confidentiality laws (including state laws requiring disclosure of breaches); (ii) HIPAA; and (iii) European and other foreign data protection laws, including the GDPR.

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

HIPAA establishes a set of national privacy and security standards for the protection of individually identifiable health information, or protected health information, by health plans, healthcare clearinghouses and healthcare providers that submit certain covered transactions electronically, or covered entities, and their “business associates,” which are persons or entities that perform certain services for, or on behalf of, a covered entity that involve creating, receiving, maintaining or transmitting protected health information, as well as their covered subcontractors. Certain portions of our business, such as the cloud-based software digital health applications, are subject to HIPAA as a business associate of our covered entity clients. To provide our covered entity clients with services that involve access to PHI, HIPAA requires us to enter into business associate agreements that require us to safeguard PHI in accordance with HIPAA. As a business associate, we are also directly liable for compliance with HIPAA. Penalties for violations of HIPAA regulations include civil and criminal penalties.

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

In addition, the California Consumer Privacy Act of 2018, or CCPA, became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA includes civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context. CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and the CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act, or CPRA, was recently passed in California and not only revises but expands upon CCPA. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, will supersede the CCPA, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection law, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

We are also subject to laws and regulations in non-U.S. countries covering data privacy and the protection of health-related and other personal information. For example, EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal information that identifies or may be used to identify an individual, such as names, contact information, and sensitive personal data such as health data. These laws and regulations are subject to frequent revisions and differing interpretations and have generally become more stringent over time.

In addition, the GDPR went into effect in May 2018. The GDPR imposes stringent data protection requirements for the processing of personal data in the European Economic Area, or EEA. The GDPR imposes several stringent requirements for controllers and processors of personal data, and increased our obligations, for example, by imposing higher standards for obtaining consent from individuals to process their personal data, requiring more robust disclosures to individuals, strengthening individual data rights, shortening timelines for data breach notifications, limiting retention periods and secondary use of information (including for research purposes), increasing requirements pertaining to health data and pseudonymized (i.e., key-coded) data and imposing additional obligations when we contract with third party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

of personal data out of the EEA, including to the United States, and recent legal developments in Europe have created complexity and uncertainty regarding such transfers of personal data from the EEA to the United States. For example, on July 16, 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-US Privacy Shield Framework, or Privacy Shield, under which personal data could be transferred from the EEA to United States entities that had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), the CJEU ruled that the underlying data transfers must be assessed on a case-by-case basis by the data controller to determine whether the personal data will be adequately protected. As a result, on June 4, 2021 the European Commission published a decision adopting an updated set of new standard contractual clauses designed to address issues identified by the CJEU. Existing data transfers that rely on the old standard contractual clauses can continue to be used until December 27, 2022 and the use of the new standard contractual clauses will still need to be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The exact scope and applicability of the new standard contractual clauses is currently unclear, particularly regarding transfers to parties outside the EEA who are already subject to the GDPR. We are awaiting further clarification from the European Commission and therefore the full scope of application of the standard contractual clauses remains subject to review and change as we get a better understanding from the European Commission and national regulators. European data protection law provides that EEA member states may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs could increase, and harm our business and financial condition. The GDPR and other similar regulations impose additional conditions in order to satisfy such consent for electronic marketing, such as a prohibition on pre-checked tick boxes and bundled consents, thereby requiring customers to affirmatively consent for a given purpose through separate tick boxes or other affirmative action. Failure to comply with the requirements of GDPR and the applicable national data protection and marketing laws of the EEA member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties as well as individual claims for compensation.

In addition, from January 1, 2021, we have had to comply with the GDPR and United Kingdom GDPR, which, together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in United Kingdom national law. The United Kingdom GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term. On June 28, 2021, the European Commission adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the European Commission renews or extends that decision and remains under review by the Commission during this period.

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

Any new product introduction or existing product modification could be subjected to a lengthier, more rigorous FDA examination process. For example, in certain cases we may need to conduct clinical trials of a new product before submitting a 510(k) notice. We may also be required to obtain premarket approvals for certain of our products. Indeed, recent trends in the FDA’s review of premarket notification submissions suggest that the FDA is often requiring manufacturers to provide new, more expansive, or different information regarding a particular device than what the manufacturer anticipated upon 510(k) submission. This has resulted in increasing uncertainty and delay in the premarket notification review process. For example, in November 2018, FDA officials announced steps that the FDA intended to take to modernize the 510(k) premarket notification pathway. Among other things, the FDA announced that it planned to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals included plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. In September 2019, the FDA also issued revised final guidance establishing a “Safety and Performance Based Pathway” for “manufacturers of certain well-understood device types” allowing manufacturers to rely on objective safety and performance criteria recognized by the FDA to demonstrate substantial equivalence, obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA has developed and maintains a list of device types appropriate for the “safety and performance based” pathway and continues to develop product-specific guidance documents that identify the performance criteria and recommended testing methodologies for each such device type, where feasible. Some of these proposals have not yet been finalized or adopted, although the FDA may work with Congress to implement such proposals through legislation. Accordingly, it is unclear the extent to which any proposals, if adopted, could impose additional regulatory requirements on us that could delay our ability to obtain new 510(k) clearances, increase the costs of compliance, or restrict our ability to maintain our current clearances, or otherwise create competition that may negatively affect our business.

The FDA’s ongoing review of the 510(k) program may make it more difficult for us to make modifications to our previously cleared products, either by imposing stricter requirements on when a manufacturer must submit a new 510(k) for a modification to a previously cleared product, or by applying more onerous review criteria to such submissions. FDA continues to review its 510(k) clearance process which could result in additional changes to regulatory requirements or guidance documents which could increase the costs of compliance or restrict our ability to maintain current clearances. The requirements of the more rigorous premarket approval process and/or significant changes to the 510(k) clearance process could delay product introductions and increase the costs associated with FDA compliance. Marketing and sale of our products outside the United States are also subject to regulatory clearances and approvals, and if we fail to obtain these regulatory approvals, our sales could suffer. We cannot assure you that any new products we develop will receive required regulatory approvals from U.S. or foreign regulatory agencies.

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

RESMED INC. AND SUBSIDIARIES

Laws regulating consumer contacts could adversely affect our business operations or create liabilities.    Our business activities include contacts with consumers in different parts of the world. Certain laws, such as the U.S. Telephone Consumer Protection Act, regulate telemarketing practices and certain automated outbound contacts with consumers, such as phone calls, texts or emails. Our use of outbound contacts may be restricted by existing laws, or by laws, regulations, or regulatory decisions that may be adopted in the future. Similarly, certain data privacy laws, including CCPA, and subsequently CPRA, and the GDPR require disclosure of our privacy practices to consumers. If we are found to have violated these laws or regulations, we may be subjected to substantial fines, penalties, or liabilities to consumers.

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

Changes or clarifications to U.S. tax laws could materially affect the tax treatment of our domestic and foreign earnings. The Organisation for Economic Co-operation and Development, an international association of 34 countries, including the United States, released the final reports from its Base Erosion and Profit Shifting, or BEPS, Action Plans, which aim to standardize and modernize global tax policies. The BEPS Action Plans propose revisions to numerous tax rules, including country-by-country reporting, permanent establishment, hybrid entities and instruments, transfer pricing, and tax treaties. The BEPS Action Plans have been or are being enacted by countries where we have operations. Additionally, the U.S. Treasury department recently proposed the adoption of a global minimum corporate tax rate of at least 15%, which, if enacted, could negatively impact our effective tax rate.

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

We are engaged in advanced discussions with the ATO to settle the dispute for the entire Audit Period. Given the stage of those discussions, during the year ended June 30, 2021, we recorded $395.3 million of gross unrecognized tax benefits, including $47.5 million of accrued interest and penalties. This amount reflects our estimate of the potential tax liability and is subject to change.

Included in the balance of uncertain tax positions as of June 30, 2021 were $248.7 million of net unrecognized tax benefits that, if recognized, would reduce the effective income tax rate in future periods. This amount represents the $395.3 million of gross unrecognized tax, adjusted for tax credits and deductions of $146.6 million.

If the matter were to progress to litigation, we continue to believe we are more likely than not to be successful in defending our position. If we are not successful in litigation, we will be required to pay some or all of the additional income tax, accrued interest and penalties, including potential additional amounts relating to the 2014 to 2018 periods.

The timing and resolution of the ATO audits are inherently uncertain, and the amounts we might ultimately pay or receive in credits and deductions, if any, upon resolution of issues raised by the ATO may differ materially from the amounts accrued. Although it is expected that the amount of unrecognized tax benefits may change in the next 12 months, an estimate of the range of the possible change cannot be made.

Outside the ATO audit describe above, tax years 2017 to 2020 remain subject to future examination by the major tax jurisdictions in which we are subject to tax.

PART I	Item 1A

RESMED INC. AND SUBSIDIARIES

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our results of operations may be materially affected by global economic conditions generally, including conditions in the financial markets.    Global economic conditions could make it difficult for us, our customers and our suppliers to accurately forecast and plan future business activities. Adverse economic conditions could cause customers to reduce or delay their purchases, which could impact our revenue, our ability to manage inventory levels, collect customer receivables, and potentially decrease our profitability. In addition, prevailing economic conditions could constrain the supply of components used in the manufacturing of our products, which may result in higher costs and impact our ability to meet customer demand. We cannot predict the timing, strength, or duration of any economic slowdown, or the speed of any subsequent economic recovery. If the economy or markets in which we operate were to deteriorate, our business, financial condition, and results of operations may be adversely affected.

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

•other activities, including product recalls, by our competitors.

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

RESMED INC. AND SUBSIDIARIES

ITEM 1B  UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more before the end of our fiscal year 2021 that remain unresolved.

ITEM 2  PROPERTIES

We conduct our operations in both owned and leased properties. Our principal executive offices and U.S. sales facilities consist of approximately 230,000 square feet and are located on Spectrum Center Boulevard in San Diego, California, in a building we own. We have our primary research and development facilities, as well as office and manufacturing facilities at our owned site in Sydney, Australia. Other facilities are in Atlanta, Georgia, and Moreno Valley, California, U.S.A.; Singapore; Munich, Germany; Lyon, France; Suzhou, China; and Johor Bahru, Malaysia. We have established a new, purpose-built manufacturing facility in Tuas, Singapore that has replaced our former Loyang facility.

We believe that our facilities are adequate to meet the needs of our current business operations. At June 30, 2021, our principal owned and leased properties were as follows:

Location	Ownership Status (Owned / Leased)	Square footage	Primary Usage
San Diego, California	Owned	230,000	Corporate headquarters, engineering, research and development, sales and administration
Sydney, Australia	Owned	224,000	Manufacturing, engineering, research and development, sales and administration
Suzhou, China	Owned	53,000	Manufacturing, engineering, research and development
Atlanta, Georgia	Leased	522,000	Manufacturing, warehouse and distribution, SaaS sales and administration, engineering, research and development
Singapore (1)	Leased	299,000	Manufacturing, engineering, research and development, sales and administration
Moreno Valley, California	Leased	244,000	Warehouse and distribution
Chatsworth, California	Leased	72,000	Manufacturing, engineering, research and development
Munich, Germany	Leased	60,000	Sales and distribution
Lyon, France	Leased	52,000	Sales and distribution
Minneapolis, United States	Leased	51,000	SaaS sales and administration, engineering, research and development
Halifax, Canada	Leased	47,000	Engineering, research and development
Johor Bahru, Malaysia	Leased	46,000	Manufacturing, engineering, research and development

(1)Leased property in Singapore excludes our 95,000 square foot Loyang manufacturing facility, which was in the process of being vacated and did not have significant operations as of June 30, 2021.

ITEM 3  LEGAL PROCEEDINGS

We are involved in various legal proceedings, claims, investigations and litigation that arise in the ordinary course of our business. See Note 17 – Legal Actions, Contingencies and Commitments of the Notes to Consolidated Financial Statements (Part II, Item 8) included in this report, which is incorporated by reference herein.

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

RESMED INC. AND SUBSIDIARIES

PART II

ITEM 5  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “RMD”. As of July 31, 2021, there were 28 holders of record of our common stock, although the actual number of stockholders of our common stock is greater than this number of holders of record and many of these holders of record own shares as nominees on behalf of other beneficial owners.

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

In fiscal year 2019, we temporarily suspended our share repurchase program due to recent acquisitions, and more recently, as a response to the COVID-19 pandemic. As a result, we did not repurchase any shares during the twelve months ended June 30, 2021. However, there is no expiration date for this program, and we may, at any time, elect to resume the share repurchase program as the circumstances allow. Since the inception of the share buyback programs, we have repurchased 41.8 million shares at a total cost of $1.6 billion. At June 30, 2021, 12.9 million additional shares can be repurchased under the approved share repurchase program.

PART II	Item 5

RESMED INC. AND SUBSIDIARIES

PERFORMANCE GRAPH

This performance graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

The following graph compares the cumulative total stockholders return on our common stock from June 30, 2016 through June 30, 2021, with the comparable cumulative return of the S&P 500 index, the S&P 500 Health Care index, and the Dow Jones U.S. Medical Devices index. The graph assumes that $100 was invested in our common stock and each index on June 30, 2016. In addition, the graph assumes the reinvestment of all dividends paid. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
June 30, 2016
June 30, 2017
June 30, 2018
June 30, 2019
June 30, 2020
June 30, 2021
ResMed Inc.
S&P 500
S&P 500 Health Care
Dow Jones U.S. Medical Devices

The following table shows total indexed return of stock price plus reinvestments of dividends, assuming an initial investment of $100 at June 30, 2016, for the indicated periods.

	As of June 30,
Index	2016	2017	2018	2019	2020	2021
ResMed Inc.	100	126	170	203	323	418
S&P 500	100	115	130	140	148	205
S&P 500 Health Care	100	111	116	129	141	177
Dow Jones U.S. Medical Devices	100	123	148	178	195	266

PART II	Item 6

RESMED INC. AND SUBSIDIARIES

ITEM 6  SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data for, and as of the end of, each of the fiscal years in the five-year period ended June 30, 2021. The data set forth below should be read together with Item 7 of Part II of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 of Part II of this report, “Consolidated Financial Statements and Supplementary Data”, and related notes included elsewhere in this report. The consolidated statement of income data for the years ended June 30, 2021, 2020 and 2019 and the consolidated balance sheet data as of June 30, 2021 and 2020 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of income data for the years ended June 30, 2018 and 2017 and the consolidated balance sheet data as of June 30, 2019, 2018 and 2017 are derived from our audited consolidated financial statements not included in this report. Historical results do not necessarily indicate the results to be expected in the future, and the results for the years presented should not be considered to indicate our future results of operations.

Consolidated Statement of Income Data	Years Ended June 30,
(In thousands, except per share data):	2021	2020	2019	2018	2017
Net revenue	3,196,825	2,957,013	2,606,572	2,340,196	2,066,737
Cost of sales (exclusive of amortization shown separately below)	1,312,598	1,189,624	1,069,987	978,032	864,992
Amortization of acquired intangible assets	45,127	49,603	42,514	27,266	29,477
Total cost of sales	1,357,725	1,239,227	1,112,501	1,005,298	894,469
Gross profit	1,839,100	1,717,786	1,494,071	1,334,898	1,172,268
Selling, general and administrative expenses	670,387	676,689	645,010	600,369	553,968
Research and development expenses	225,284	201,946	180,651	155,149	144,467
Amortization of acquired intangible assets	31,078	30,092	32,424	19,117	17,101
Restructuring expenses	8,673	-	9,401	18,432	12,358
Litigation settlement expenses	-	(600)	41,199	-	8,500
Acquisition related expenses	-	-	6,123	-	10,076
Total operating expenses	935,422	908,127	914,808	793,067	746,470
Income from operations	903,678	809,659	579,263	541,831	425,798
Other income:
Interest income (expense), net	(23,627)	(39,356)	(33,857)	(11,977)	(11,151)
Loss attributable to equity method investments	(11,205)	(25,058)	(15,833)	-	-
Other, net	14,816	(12,157)	(10,726)	(8,542)	4,096
Total other income (loss), net	(20,016)	(76,571)	(60,416)	(20,519)	(7,055)
Income before income taxes	883,662	733,088	518,847	521,312	418,743
Income taxes	409,157	111,414	114,255	205,724	76,459
Net income	$474,505	$621,674	$404,592	$315,588	$342,284
Basic earnings per share	$3.27	$4.31	$2.83	$2.21	$2.42
Diluted earnings per share	$3.24	$4.27	$2.80	$2.19	$2.40
Dividends per share	$1.56	$1.56	$1.48	$1.40	$1.32
Weighted average:
Basic shares outstanding	145,313	144,338	143,111	142,764	141,360
Diluted shares outstanding	146,451	145,652	144,484	143,987	142,453

	As of June 30,
Consolidated Balance Sheet Data (In thousands):	2021	2020	2019	2018	2017
Working capital	$662,991	$920,698	$589,375	$554,468	$1,283,877
Total assets	4,728,125	4,587,376	4,107,682	3,063,923	3,468,487
Long-term debt, less current maturities	643,351	1,164,133	1,258,861	269,988	1,078,611
Total stockholders’ equity	$2,885,679	$2,497,027	$2,072,193	$2,058,980	$1,960,266

PART II	Item 7

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. It is provided as a supplement to, and should be read in conjunction with the selected financial data and consolidated financial statements and notes included in this report.

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

Since the development of continuous positive airway pressure therapy, we have expanded our business by developing or acquiring a number of products and solutions for a broader range of respiratory disorders including technologies to be applied in medical and consumer products, ventilation devices, diagnostic products, mask systems for use in the hospital and home, headgear and other accessories, dental devices, and cloud-based software informatics solutions to manage patient outcomes and customer and provider business processes. Our growth has been fueled by geographic expansion, our research and product development efforts, acquisitions and an increasing awareness of SDB and other respiratory conditions like chronic obstructive pulmonary disease as significant health concerns.

We are committed to ongoing investment in research and development and product enhancements. During fiscal year 2021, we invested $225.3 million on research and development activities, which represents 7.0% of net revenues with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs. During fiscal year 2021 we commenced a controlled product launch of AirSense 11, which will be followed by a broader launch throughout fiscal year 2022. AirSense 11 will introduce new features such as a touch screen, algorithms for patients new to therapy and digital enhancements, such as over-the-air update capabilities. Due to multiple acquisitions, including Brightree in April 2016, HEALTHCAREfirst in July 2018 and MatrixCare in November 2018, our operations now include out-of-hospital software platforms designed to support the professionals and caregivers who help people stay healthy in the home or care setting of their choice. These platforms comprise our SaaS business. These products, our cloud-based remote monitoring and therapy management system, and a robust product pipeline, should continue to provide us with a strong platform for future growth.

We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry (“Sleep and Respiratory Care”) and the supply of business management software as a service to out-of-hospital health providers (“SaaS”).

Net revenue in fiscal year 2021 increased to $3,196.8 million, an increase of 8% compared to fiscal year 2020. Gross profit increased for the year ended June 30, 2021 to $1,839.1 million, from $1,717.8 million for the year ended June 30, 2020, an increase $121.3 million or 7%. Our net income for the year ended June 30, 2021 was $474.5 million or $3.24 per diluted share compared to net income of $621.7 million or $4.27 per diluted share for the year ended June 30, 2020. Unrecognized tax benefits as described at note 14 – Income Taxes impacted our diluted earnings per share by $1.70 for the year ended June 30, 2021.

Total operating cash flow for fiscal year 2021 was $736.7 million and at June 30, 2021, our cash and cash equivalents totaled $295.3 million. At June 30, 2021, our total assets were $4.7 billion and our stockholders’ equity was $2.9 billion. We paid a quarterly dividend of $0.39 per share during fiscal 2021 with a total amount of $226.7 million paid to stockholders.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

For discussion related to the results of operations and changes in financial condition for the fiscal year ended June 30, 2020 compared to fiscal year June 30, 2019, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the Year Ended June 30, 2020, which was filed with the United States Securities and Exchange Commission on August 13, 2020.

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

During the year ended June 30, 2021, we observed immaterial incremental demand for our ventilator devices and masks associated with the COVID-19 pandemic. Although there is still substantial uncertainty, we believe the global demand for ventilators and other respiratory support devices used to treat COVID-19 patients has largely been met. As such, we do not expect material COVID-19-generated demand for our ventilator products for the fiscal year ending June 30, 2022.

Diagnostic pathways for sleep apnea treatment, including physician practices, HME suppliers and sleep clinics, have been impacted and, in some instances, been required, to temporarily close due to governments’ “shelter-in-place” orders, quarantines or similar orders or restrictions enacted to control the spread of COVID-19. In some countries, new patients are prescribed sleep apnea treatment through hospitals that are directing their resources to critical care, including COVID-19 treatment. The impact on these diagnostic and prescription pathways has resulted in a decrease in demand from new patients for our products designed to treat sleep apnea. Although certain governments have begun to reduce or remove COVID-19 restrictions and implement vaccination programs to varying degrees, we are uncertain as to the duration and extent of the impact on demand for our sleep devices. However, due to the nature of the installed base of existing patients using our devices, we have not seen any significant adverse impact on demand for re-supply of our masks.

Our SaaS business has also been affected by COVID-19 and measures taken to control the spread of COVID-19. Some of our existing and potential SaaS customers are HME distributors and have been impacted by the same temporary business closures noted above. We also have existing and potential SaaS customers that operate care facilities and are either receiving and treating patients infected with COVID-19 or have implemented significant measures to safeguard their facilities against a potential COVID-19 outbreak. Given these challenging business conditions, businesses may be deterred from adopting new or changing SaaS platforms, which may adversely impact our ability to engage new customers for our SaaS businesses, or expand the services used by existing customers.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Year Ended June 30, 2021 Compared to Fiscal Year Ended June 30, 2020

Net Revenues.    Net revenue for the year ended June 30, 2021 increased to $3,196.8 million from $2,957.0 million for the year ended June 30, 2020, an increase of $239.8 million or 8% (a 6% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region for the year ended June 30, 2021 compared to the year ended June 30, 2020 (in thousands):

	Year Ended June 30,
	2021	2020	% Change	Constant Currency*
U.S., Canada and Latin America
Devices	$863,661	$792,766	9%
Masks and other	841,452	779,561	8
Total Sleep and Respiratory Care	$1,705,113	$1,572,327	8
Software as a Service	373,590	354,632	5
Total	$2,078,703	$1,926,959	8
Combined Europe, Asia and other markets
Devices	$746,379	$715,056	4%	(2)%
Masks and other	371,743	314,998	18	11
Total Sleep and Respiratory Care	$1,118,122	$1,030,054	9	2
Global revenue
Devices	$1,610,040	$1,507,822	7%	3%
Masks and other	1,213,195	1,094,559	11	9
Total Sleep and Respiratory Care	$2,823,235	$2,602,381	8	6
Software as a Service	373,590	354,632	5	5
Total	$3,196,825	$2,957,013	8	6

*Constant currency numbers exclude the impact of movements in international currencies.

Sleep and Respiratory Care

Net revenue from our Sleep and Respiratory Care business for the year ended June 30, 2021 increased to $2,823.2 million from $2,602.4 million for the year ended June 30, 2020, an increase of $220.9 million or 8%. Movements in international currencies against the U.S. dollar positively impacted net revenues by approximately $75.2 million for the year ended June 30, 2021. Excluding the impact of currency movements, total net revenue from our Sleep and Respiratory Care business for the year ended June 30, 2021 increased by 6% compared to the year ended June 30, 2020. The increase in net revenue was primarily attributable to an increase in unit sales of our devices and masks, including recovery of core sleep patient flow that was previously impacted by the pandemic and increased demand following a recent product recall by one of our competitors, partially offset by decreased COVID-19 related demand for our ventilators.

Net revenue from our Sleep and Respiratory Care business in the United States, Canada and Latin America for the year ended June 30, 2021 increased to $1,705.1 million from $1,572.3 million for the year ended June 30, 2020, an increase of $132.8 million or 8%. The increase was primarily due to an increase in unit sales of our devices and masks, including recovery of core sleep patient flow that was previously impacted by the pandemic and increased demand following a recent product recall by one of our competitors, partially offset by decreased COVID-19 related demand for our ventilators.

Net revenue from our Sleep and Respiratory Care business in combined Europe, Asia and other markets increased for the year ended June 30, 2021 to $1,118.1 million from $1,030.1 million for the year ended June 30, 2020, an increase of $88.1 million or 9% (an increase of 2% on a constant currency basis). The constant currency increase in sales in combined Europe, Asia and other markets predominantly reflects an increase in unit sales of our devices and masks, including recovery of core sleep patient flow that was previously impacted by the pandemic, partially offset by decreased COVID-19-related demand for our ventilators.

Net revenue from devices for the year ended June 30, 2021 increased to $1,610.0 million from $1,507.8 million for the year ended June 30, 2020, an increase of $102.2 million or 7%, including an increase of 9% in the United States, Canada and Latin America and an increase of 4% in combined Europe, Asia and other markets (a 2% decrease on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the year ended June 30, 2021 increased by 3%.

Net revenue from masks and other for the year ended June 30, 2021 increased to $1,213.2 million from $1,094.6 million for the year ended June 30, 2020, an increase of 11%, including an increase of 8% in the United States, Canada and Latin America and an increase of 18% in combined Europe, Asia and other markets (an 11% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales increased by 9%, compared to the year ended June 30, 2020.

PART II	Item 7

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Software as a Service

Net revenue from our SaaS business for the year ended June 30, 2021 was $373.6 million, compared to $354.6 million for the year ended June 30, 2020, an increase of $19.0 million or 5%. The increase was predominantly due to continued growth in resupply service offerings.

Gross Profit and Gross Margin.    Gross profit increased for the year ended June 30, 2021 to $1,839.1 million from $1,717.8 million for the year ended June 30, 2020, an increase of $121.3 million or 7%. Gross profit as a percentage of net revenue was 57.5% for the year ended June 30, 2021, compared with the 58.1% for the year ended June 30, 2020. The decrease in gross margin was due primarily to product mix changes, declines in average selling prices and geographic mix changes, partially offset by lower amortization of acquired intangibles.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased for the year ended June 30, 2021 to $670.4 million from $676.7 million for the year ended June 30, 2020, a decrease of $6.3 million or 1%. The selling, general and administrative expenses, as reported in U.S. dollars, were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $22.4 million. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the year ended June 30, 2021 decreased by 4% compared to the year ended June 30, 2020. As a percentage of net revenue, selling, general and administrative expenses for the year ended June 30, 2021 improved to 21.0% compared to 22.9% for the year ended June 30, 2020. The constant currency decrease in selling, general and administrative expenses was primarily due to decreases in travel and entertainment and bad debt expenses, partially offset by increases in employee-related expenses.

Research and Development Expenses.    Research and development expenses increased for the year ended June 30, 2021 to $225.3 million from $201.9 million for the year ended June 30, 2020, an increase of $23.3 million or 12%. The research and development expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $8.1 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses for the year ended June 30, 2021 increased by 8% compared to the year ended June 30, 2020. As a percentage of net revenue, research and development expenses were 7.0% for the year ended June 30, 2021 compared to 6.8% for the year ended June 30, 2020. The constant currency increase in research and development expenses was primarily due to increased investment in our digital health technologies and SaaS solutions.

Amortization of Acquired Intangible Assets.    Amortization of acquired intangible assets for the year ended June 30, 2021 totaled $31.1 million compared to $30.1 million for the year ended June 30, 2020.

Restructuring Expenses.    In November 2020, we closed our POC business, which was part of the Sleep and Respiratory Care segment. During the year ended June 30, 2021, we recognized restructuring expenses of $13.9 million primarily related to inventory write-downs of $5.2 million, accelerated amortization of acquired intangible assets of $5.1 million, asset impairments of $2.3 million, employee-related costs of $0.7 million and contract cancellation costs of $0.6 million. Of the total expense recognized during the year ended June 30, 2021, the inventory write-down of $5.2 million is presented within cost of sales and the remaining $8.7 million in restructuring costs is separately disclosed as restructuring expenses on the consolidated statements of income. We do not expect to incur additional expenses in connection with this activity in the future.

Total Other Income (Loss), Net.    Total other income (loss), net for the year ended June 30, 2021 was a loss of $20.0 million, compared to a loss of $76.6 million for the year ended June 30, 2020. The decrease was partially due to a decrease in interest expense to $24.0 million for the year ended June 30, 2021 compared to $40.3 million for the year ended June 30, 2020. Additionally, we recognized an unrealized gain of $14.5 million on our marketable and non-marketable securities for the year ended June 30, 2021, whereas during the year ended June 30, 2020, we recorded an impairment of $14.5 million on our non-marketable equity securities. We also recorded lower losses attributable to equity method investments for the year ended June 30, 2021 of $11.2 million compared to $25.1 million for the year ended June 30, 2020.

Income Taxes.    Our effective income tax rate increased to 46.3% for the year ended June 30, 2021 from 15.2% for the year ended June 30, 2020. The increase in our effective income tax rate was primarily the result of an increase in unrecognized tax benefits as outlined below. Excluding the impact of the unrecognized tax benefit, our effective income tax rate for the year ended June 30, 2021 was 18.2%. The increase in our effective tax rate, excluding the impact of the unrecognized tax benefit, was due to the geographic mix of earnings and lower windfall tax benefits related to the vesting or settlement of employee share-based awards, which reduced our income tax expense by $12.1 million for the year ended June 30, 2021, as compared to $24.8 million for the year ended June 30, 2020.

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

We are engaged in advanced discussions with the ATO to settle the dispute for the entire Audit Period. Given the stage of those discussions, during the year ended June 30, 2021, we recorded $395.3 million of gross unrecognized tax benefits, including $47.5 million of accrued interest and penalties. This translates to a net amount of $248.7 million of net unrecognized tax benefits after taking into account tax credits and deductions of $146.6 million.

If the matter were to progress to litigation, we continue to believe we are more likely than not to be successful in defending our position. If we are not successful in litigation, we will be required to pay some or all of the additional income tax, accrued interest and penalties, including potential additional amounts relating to the 2014 to 2018 periods.

Our Singapore operations operate under certain tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2030. Also, as a result of the U.S. Tax Act, we treated all non-U.S. historical earnings as taxable, effective as of the year ended June 30, 2018. Therefore, future repatriation of cash held by our non-U.S. subsidiaries, if any, will generally not be subject to U.S. federal tax.

Net Income and Earnings per Share.    As a result of the factors above, our net income for the year ended June 30, 2021 was $474.5 million compared to net income of $621.7 million for the year ended June 30, 2020. Our earnings per diluted share for the year ended June 30, 2021 was $3.24 compared to $4.27 for the year ended June 30, 2020, a decrease of 24%. Unrecognized tax benefits as described at note 14 – Income Taxes reduced our diluted earnings per share for the year ended June 30, 2021 by $1.70 per share.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except percentages):

	Year Ended June 30
	2021	2020
GAAP Net revenue	$3,196,825	$2,957,013
Add back: Deferred revenue fair value adjustment	-	2,102
Non-GAAP revenue	$3,196,825	$2,959,115

GAAP Cost of sales	$1,357,725	$1,239,227
Less: Amortization of acquired intangibles	(45,127)	(49,603)
Less: Restructuring - cost of sales	(5,232)	-
Non-GAAP cost of sales	$1,307,366	$1,189,624

GAAP gross profit	$1,839,100	$1,717,786
GAAP gross margin	57.5%	58.1%
Non-GAAP gross profit	$1,889,459	$1,769,491
Non-GAAP gross margin	59.1%	59.8%

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

	Year Ended June 30
	2021	2020
GAAP income from operations	$903,678	$809,659
Amortization of acquired intangibles - cost of sales	45,127	49,603
Amortization of acquired intangibles - operating expenses	31,078	30,092
Restructuring - cost of sales	5,232	-
Restructuring - operating expenses	8,673	-
Deferred revenue fair value adjustment	-	2,102
Litigation settlement expenses	-	(600)
Non-GAAP income from operations	$993,788	$890,856

The measure “non-GAAP net income” is equal to GAAP net income once adjusted for amortization of acquired intangibles (net of tax), reserve for disputed tax positions, restructuring expense associated with the closure of the POC (net of tax), (gain) loss on marketable equity securities, fair value adjustments recognized on non-marketable equity securities, deferred revenue fair value adjustments applied in the purchase accounting for previous business combinations (net of tax) and litigation settlement expenses (net of tax). The measure “non-GAAP diluted earnings per share” is the ratio of non-GAAP net income to diluted shares outstanding. These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except for per share amounts):

	Year Ended June 30
	2021	2020
GAAP net income (loss)	$474,505	$621,674
Amortization of acquired intangibles - cost of sales, net of tax	34,642	37,933
Amortization of acquired intangibles - operating expenses, net of tax	23,857	23,012
Reserve for disputed tax positions	248,773	-
Restructuring - cost of sales, net of tax	4,663	-
Restructuring - operating expenses, net of tax	7,730	-
(Gain) loss on equity investments	(13,549)	-
Fair value impairment of investment	-	9,100
Deferred revenue fair value adjustment, net of tax	-	1,610
Litigation settlement expenses, net of tax	-	(528)
Non-GAAP net income	$780,621	$692,801
Diluted shares outstanding	146,451	145,652
GAAP diluted earnings per share	$3.24	$4.27
Non-GAAP diluted earnings per share	$5.33	$4.76

PART II	Item 7

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of June 30, 2021 and June 30, 2020, we had cash and cash equivalents of $295.3 million and $463.2 million, respectively. Working capital was $663.0 million and $920.7 million, at June 30, 2021 and June 30, 2020, respectively. As of June 30, 2021 we had $0.7 billion of borrowings under our revolving credit facility, term credit facility and senior notes as compared to $1.2 billion at June 30, 2020. As of June 30, 2021, we had $1.6 billion available for draw down under the revolving credit facility and a combined total of $1.9 billion in cash and available liquidity under the revolving credit facility. We believe that cash generated from operations and available borrowings under our credit facility will be sufficient to fund our operations, including expected capital expenditures, for the next 12 months and beyond.

As of June 30, 2021 and June 30, 2020, our cash and cash equivalent balances held within the United States amounted to $106.7 million and $158.8 million, respectively. Our remaining cash and cash equivalent balances at June 30, 2021 and June 30, 2020, of $188.6 million and $304.4 million, respectively, were held by our non-U.S. subsidiaries. Our cash and cash equivalent balances are held at highly rated financial institutions.

We repatriated $560.1 million and $400.0 million to the United States during the years ended June 30, 2021 and 2020, respectively, from earnings generated in each of those years. The amount of the current year foreign earnings that we have repatriated to the United States in the past has been determined, and the amount that we expect to repatriate during fiscal year 2022 will be determined, based on a variety of factors, including current year earnings of our foreign subsidiaries, foreign investment needs and the cash flow needs we have in the United States, such as for the repayment of debt, dividend distributions, and other domestic obligations.

As a result of the U.S. Tax Act, we treated all non-U.S. historical earnings prior to 2018 as taxable. Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax if repatriated, except as discussed in Note 14 – Income Taxes of the Notes to the Consolidated Financial Statements (Part II, Item 8).

Inventories at June 30, 2021 were $457.0 million, an increase of $40.1 or 10% over the balance at June 30, 2020 of $416.9 million. The increase in inventories was required to respond to the increase in unit volumes and the additional complexity and elongation of our supply chain resulting from ongoing COVID-19 impacts.

Accounts receivable, net of allowance for doubtful accounts, at June 30, 2021 were $614.3 million, an increase of $139.6 million or 29% over the June 30, 2020 accounts receivable balance of $474.6 million. Accounts receivable days’ sales outstanding of 68 days at June 30, 2021 increased by 3 days compared to 65 days at June 30, 2020. Our allowance for doubtful accounts as a percentage of total accounts receivable at June 30, 2021 and 2020 was 5.0% and 5.7%, respectively.

We recognize right-of-use assets and lease liabilities on the balance sheet for all operating leases except those that meet the definition of a short-term lease. As of June 30, 2021 and 2020 our right-of-use assets were $128.6 million and $118.3 million, respectively and our lease liabilities were $138.4 million and $123.1 million, respectively.

During the year ended June 30, 2021, we generated cash of $736.7 million from operations compared to $802.3 million for the year ended June 30, 2020. The decrease in cash generated from operations during the year ended June 30, 2021 was primarily due to the increase in working capital balances and income tax payments. Movements in foreign currency exchange rates during the year ended June 30, 2021 had the effect of increasing our cash and cash equivalents by $18.5 million, as reported in U.S. dollars.

During the year ended June 30, 2021, we paid $43.5 million associated with business acquisitions, net of cash acquired, compared to $27.9 million during the year ended June 30, 2020.

We have temporarily suspended our share repurchase program due to acquisitions, and more recently, as a response to the COVID-19 pandemic. Accordingly, we did not repurchase any shares during the years ended June 30, 2021 and 2020. In addition, during fiscal years 2021 and 2020, we paid to holders of our common stock dividends totaling $226.7 million and $225.1 million, respectively.

PART II	Item 7

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Details of contractual obligations at June 30, 2021 are as follows (in thousands):

		Payments Due by June 30,
	Total	2022	2023	2024	2025	2026	Thereafter
Debt	$658,000	$12,000	$146,000	$-	$-	$-	$500,000
Interest on debt	116,400	19,779	19,178	16,725	16,725	16,725	27,269
Operating leases	135,399	29,600	25,573	17,553	12,537	10,916	39,220
Purchase obligations	1,100,839	1,099,419	994	426	-	-	-
Total	$2,010,638	$1,160,798	$191,745	$34,704	$29,262	$27,641	$566,489

Details of other commercial commitments at June 30, 2021 are as follows (in thousands):

		Amount of Commitment Expiration Per Period
	Total	2022	2023	2024	2025	2026	Thereafter
Standby letter of credit	$17,116	$3,791	$527	$12	$-	$-	$12,786
Guarantees*	3,837	205	74	102	20	52	3,384
Total	$20,953	$3,996	$601	$114	$20	$52	$16,170

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Revolving Credit Agreement and Term Credit Agreement each terminate on April 17, 2023, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $6.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to LIBOR plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). At June 30, 2021, the interest rate that was being charged on the outstanding principal amounts was 0.9%. An applicable commitment fee of 0.100% to 0.175% (depending on the then-applicable leverage ratio) applies on the unused portion of the revolving credit facility. At June 30, 2021, we were in compliance with our debt covenants and there was $158.0 million outstanding under the Revolving Credit Agreement and Term Credit Agreement.

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

On June 30, 2021, we were in compliance with our debt covenants and there was a total of $658.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes. We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and undrawn debt facilities.

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

We are engaged in advanced discussions with the ATO to settle the dispute for the entire Audit Period. Given the stage of those discussions, during the year ended June 30, 2021, we recorded $395.3 million of gross unrecognized tax benefits, including $47.5 million of accrued interest and penalties. This amount reflects our estimate of the potential tax liability and is subject to change.

Included in the balance of uncertain tax positions as of June 30, 2021 were $248.7 million of net unrecognized tax benefits that, if recognized, would reduce the effective income tax rate in future periods. This amount represents the $395.3 million of gross unrecognized tax, adjusted for tax credits and deductions of $146.6 million.

PART II	Item 7

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

If the matter were to progress to litigation, we continue to believe we are more likely than not to be successful in defending our position. If we are not successful in litigation, we will be required to pay some or all of the additional income tax, accrued interest and penalties, including potential additional amounts relating to the 2014 to 2018 periods.

The timing and resolution of the ATO audits are inherently uncertain, and the amounts we might ultimately pay or receive in credits and deductions, if any, upon resolution of issues raised by the ATO may differ materially from the amounts accrued. Although it is expected that the amount of unrecognized tax benefits may change in the next 12 months, an estimate of the range of the possible change cannot be made.

Outside the ATO audit describe above, tax years 2017 to 2020 remain subject to future examination by the major tax jurisdictions in which we are subject to tax.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information (in U.S. dollars) on our significant foreign-currency-denominated financial assets by legal entity functional currency as of June 30, 2021 (in thousands):

	U.S.		Canadian	Chinese
	Dollar	Euro	Dollar	Yuan
	(USD)	(EUR)	(CAD)	(CNY)
AUD Functional:
Assets	456,660	42,975	-	13,012
Liability	(259,243)	(81,722)	-	(692)
Foreign Currency Hedges	(195,000)	-	-	(12,387)
Net Total	2,417	(38,747)	-	(67)
USD Functional:
Assets	-	-	22,396	-
Liability	-	-	(7,550)	-
Foreign Currency Hedges	-	-	(20,155)	-
Net Total	-	-	(5,309)	-
EURO Functional:
Assets	2,825	-	-	-
Liability	(42,895)	-	-	-
Foreign Currency Hedges	40,000	-	-	-
Net Total	(70)	-	-	-
SGD Functional:
Assets	406,966	41,001	-	899
Liability	(246,243)	(10,877)	-	-
Foreign Currency Hedges	(200,000)	-	-	-
Net Total	(39,277)	30,124	-	899

PART II	Item 7A

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market and Business Risks

The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars and forward contracts held at June 30, 2021. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts (in thousands, except exchange rates):

				Fair Value Assets / (Liabilities)
Foreign Exchange Contracts	Year 1	Year 2	Total	June 30, 2021	June 30, 2020
AUD/USD
Contract amount	195,000	-	195,000	(652)	-
Ave. contractual exchange rate	AUD 1 = USD 0.7521		AUD 1 = USD 0.7521
AUD/Euro
Contract amount	47,406	11,851	59,257	1,172	886
Ave. contractual exchange rate	AUD 1 = Euro 0.6307	AUD 1 = Euro 0.6700	AUD 1 = Euro 0.6382
SGD/Euro
Contract amount	29,629	-	29,629	(88)	126
Ave. contractual exchange rate	SGD 1 = Euro 0.6379	-	SGD 1 = Euro 0.6379
SGD/USD
Contract amount	200,000	-	200,000	(177)	(183)
Ave. contractual exchange rate	SGD 1 = USD 0.7440		SGD 1 = USD 0.7440
AUD/CNY
Contract amount	12,387	-	12,387	(130)	(161)
Ave. contractual exchange rate	AUD 1 = CNY 5.0312		AUD 1 = CNY 5.0312
EUR/USD
Contract amount	40,000	-	40,000	169	-
Ave. contractual exchange rate	EUR 1 = USD 1.912		EUR 1 = USD 1.912
USD/CAD
Contract amount	20,155	-	20,155	(44)	(83)
Ave. contractual exchange rate	USD 1 = CAD 1.2431		USD 1 = CAD 1.2431

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At June 30, 2021, we held cash and cash equivalents of $295.3 million principally comprising of bank term deposits and at-call accounts and are invested at both short-term fixed interest rates and variable interest rates. At June 30, 2021, there was $158.0 million outstanding under the revolving credit and term loan facilities, which were subject to variable interest rates. A hypothetical 10% change in interest rates during the year ended June 30, 2021, would not have had a material impact on pretax income. We have no interest rate hedging agreements. On July 10, 2019, we entered into the Note Purchase Agreement with the purchasers to that agreement, in connection with the issuance and sale of $250.0 million principal amount of our 3.24% senior notes due July 10, 2026, and $250.0 million principal amount of our 3.45% senior notes due July 10, 2029. The interest rate on these notes is fixed and not subject to fluctuation. Proceeds from the issuance and sale of the notes were used to repay borrowings under the revolving credit facility.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

ITEM 8  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to the financial statements set forth in Item 15 of Part IV of this report, “Exhibits and Consolidated Financial Statement Schedules.”

(a)  Index to Consolidated Financial Statements

(b)  Supplementary Data

Quarterly Financial Information (unaudited)—The quarterly results for the years ended June 30, 2021 and 2020 are summarized below (in thousands, except per share amounts):

2021	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenue	$751,944	$800,011	$768,767	$876,103	$3,196,825
Gross profit	438,661	462,483	447,258	490,696	1,839,100
Net income (loss)	178,372	179,514	(78,481)	195,098	474,505
Basic earnings (loss) per share	1.23	1.24	(0.54)	1.34	3.27
Diluted earnings (loss) per share	1.22	1.23	(0.54)	1.33	3.24

2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenue	$681,056	$736,157	$769,455	$770,343	$2,957,013
Gross profit	391,619	427,130	449,662	449,372	1,717,786
Net income	120,148	160,554	163,137	177,835	621,674
Basic earnings per share	0.84	1.11	1.13	1.23	4.31
Diluted earnings per share	0.83	1.10	1.12	1.22	4.27

Note: the amounts for each quarter are computed independently and, due to the computation formula, the sum of the four quarters may not equal the year.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
ResMed Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ResMed Inc. and subsidiaries (the Company) as of June 30, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 16, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

The Company has changed its method of accounting for leases as of July 1, 2019 due to the adoption of the FASB’s Accounting Standards Codification Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the uncertain tax position related to Australian Tax Office audits

As discussed in Note 14 to the consolidated financial statements, the Company’s tax filings in Australia for the years 2009 through 2018 (the Audit Period) are under audit by the Australian Tax Office (ATO). The Company believes it is more likely than not (greater than a 50% likelihood) that its tax position would be upheld in litigation. However, the Company is engaged

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

in advanced discussions with the ATO to settle the dispute for the entire Audit Period and has recorded $395.3 million of gross unrecognized tax benefits, adjusted for tax credits and deductions of $146.6 million.

We identified the evaluation of the uncertain tax position and related tax credits and deductions related to the ATO audits as a critical audit matter. This critical audit matter required challenging auditor judgment due to the nature and the complexity of the applicable tax laws and regulations and involved tax professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the uncertain tax position related to the ATO audits, including the gross unrecognized tax benefits and related tax credits and deductions. We involved tax professionals with specialized skills and knowledge, who assisted in:

•reading notices, assessments, and other correspondence between the Company and the ATO in connection with the Audit Period

•evaluating the Company’s analysis of the applicable tax laws with the facts, assumptions, and representations made by the Company

•recalculating the Company’s determination of the gross unrecognized tax benefits and the related tax credits and deductions

•inquiring of third-party legal and tax advisors about the Company’s determination to adjust the gross unrecognized tax benefit related to the ATO audits for certain tax credits and deductions.

/s/ KPMG LLP

We have served as the Company’s auditor since 1994.

San Diego, California
August 16, 2021

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2021 and 2020

(In thousands, except share and per share data)

	June 30, 2021	June 30, 2020
Assets
Current assets:
Cash and cash equivalents	$295,278	$463,156
Accounts receivable, net of allowances of $32,138 and $28,508 at June 30, 2021 and June 30, 2020, respectively	614,292	474,643
Inventories (note 4)	457,033	416,915
Prepaid taxes	72,409	93,484
Prepaid expenses and other current assets	135,745	75,261
Total current assets	1,574,757	1,523,459
Non-current assets:
Property, plant and equipment, net (note 4)	463,490	417,335
Operating lease right-of-use assets (note 10)	128,575	118,348
Goodwill (note 5)	1,927,901	1,890,324
Other intangible assets, net (note 5)	392,582	448,168
Deferred income taxes (note 14)	79,904	41,065
Prepaid taxes and other non-current assets	160,916	148,677
Total non-current assets	3,153,368	3,063,917
Total assets	$4,728,125	$4,587,376
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$138,008	$135,786
Accrued expenses (note 7)	320,599	270,353
Operating lease liabilities, current (note 10)	23,585	21,263
Deferred revenue	109,611	98,617
Income taxes payable (note 14)	307,963	64,755
Short-term debt, net (note 9)	12,000	11,987
Total current liabilities	911,766	602,761
Non-current liabilities:
Deferred revenue	91,496	87,307
Deferred income taxes (note 14)	11,319	13,011
Operating lease liabilities, non-current (note 10)	114,779	101,880
Other long-term liabilities	6,802	8,347
Long-term debt, net (note 9)	643,351	1,164,133
Long-term income taxes payable (note 14)	62,933	112,910
Total non-current liabilities	930,680	1,487,588
Total liabilities	1,842,446	2,090,349
Commitments and contingencies (note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 350,000,000 shares authorized; 187,484,592 issued and 145,648,358 outstanding at June 30, 2021 and 186,723,407 issued and 144,887,175 outstanding at June 30, 2020	583	580
Additional paid-in capital	1,622,199	1,570,694
Retained earnings	3,079,640	2,832,991
Treasury stock, at cost, 41,836,234 shares at June 30, 2021 and June 30, 2020	(1,623,256)	(1,623,256)
Accumulated other comprehensive loss	(193,487)	(283,982)
Total stockholders’ equity	2,885,679	2,497,027
Total liabilities and stockholders’ equity	$4,728,125	$4,587,376

See accompanying notes to consolidated financial statements.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended June 30, 2021, 2020 and 2019

(In thousands, except per share data)

	June 30, 2021	June 30, 2020	June 30, 2019
Net revenue - Sleep and Respiratory Care products	$2,823,235	$2,602,381	$2,330,783
Net revenue - Software as a Service	373,590	354,632	275,789
Net revenue	3,196,825	2,957,013	2,606,572

Cost of sales - Sleep and Respiratory Care products	1,177,309	1,067,967	977,223
Cost of sales - Software as a Service	135,289	121,657	92,764
Cost of sales (exclusive of amortization shown separately below)	1,312,598	1,189,624	1,069,987

Amortization of acquired intangible assets - Sleep and Respiratory Care products	4,895	8,584	8,591
Amortization of acquired intangible assets - Software as a Service	40,232	41,019	33,923
Amortization of acquired intangible assets	45,127	49,603	42,514
Total cost of sales	1,357,725	1,239,227	1,112,501
Gross profit	1,839,100	1,717,786	1,494,071

Selling, general, and administrative	670,387	676,689	645,010
Research and development	225,284	201,946	180,651
Amortization of acquired intangible assets	31,078	30,092	32,424
Restructuring expenses (note 19)	8,673	-	9,401
Litigation settlement expenses (note 20)	-	(600)	41,199
Acquisition related expenses (note 18)	-	-	6,123
Total operating expenses	935,422	908,127	914,808
Income from operations	903,678	809,659	579,263
Other income (loss), net:
Interest income	362	1,021	2,299
Interest expense	(23,989)	(40,377)	(36,156)
Loss attributable to equity method investments (note 6)	(11,205)	(25,058)	(15,833)
Other, net (note 13)	14,816	(12,157)	(10,726)
Total other income (loss), net	(20,016)	(76,571)	(60,416)
Income before income taxes	883,662	733,088	518,847
Income taxes (note 14)	409,157	111,414	114,255
Net income	$474,505	$621,674	$404,592

Basic earnings per share (note 12)	$3.27	$4.31	$2.83
Diluted earnings per share (note 12)	$3.24	$4.27	$2.80
Dividend declared per share	$1.56	$1.56	$1.48
Basic shares outstanding (000's)	145,313	144,338	143,111
Diluted shares outstanding (000's)	146,451	145,652	144,484

See accompanying notes to consolidated financial statements.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years Ended June 30, 2021, 2020 and 2019

(In US$ thousands)

	2021	2020	2019
Net income	$474,505	621,674	404,592
Other comprehensive (loss) income:
Foreign currency translation (loss) gain adjustments	90,495	(30,973)	(28,681)
Comprehensive income	$565,000	$590,701	$375,911

See accompanying notes to consolidated financial statements.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended June 30, 2021, 2020 and 2019

(In thousands)

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance, June 30, 2018	184,316	$571	$1,450,821	(41,636)	$(1,600,412)	$2,432,328	$(224,328)	$2,058,980
Common stock issued on exercise of options (note 11)	252	1	12,329	-	-	-	-	12,330
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 11)	638	3	(28,104)	-	-	-	-	(28,101)
Common stock issued on employee stock purchase plan (note 11)	285	1	24,364	-	-	-	-	24,365
Treasury stock purchases	-	(1)	-	(200)	(22,844)	-	-	(22,845)
Stock-based compensation costs	-	-	52,063	-	-	-	-	52,063
Other comprehensive income (loss)	-	-	-	-	-	-	(28,681)	(28,681)
Net income	-	-	-	-	-	404,592	-	404,592
Cumulative effect of change in accounting standards	-	-	-	-	-	(188,798)	-	(188,798)
Dividends declared	-	-	-	-	-	(211,712)	-	(211,712)
Balance, June 30, 2019	185,491	$575	$1,511,473	(41,836)	$(1,623,256)	$2,436,410	$(253,009)	$2,072,193
Common stock issued on exercise of options (note 11)	350	1	19,986	-	-	-	-	19,987
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 11)	617	3	(46,061)	-	-	-	-	(46,058)
Common stock issued on employee stock purchase plan (note 11)	265	1	28,196	-	-	-	-	28,197
Stock-based compensation costs	-	-	57,100	-	-	-	-	57,100
Other comprehensive income (loss)	-	-	-	-	-	-	(30,973)	(30,973)
Net income	-	-	-	-	-	621,674	-	621,674
Dividends declared	-	-	-	-	-	(225,093)	-	(225,093)
Balance, June 30, 2020	186,723	$580	$1,570,694	(41,836)	$(1,623,256)	$2,832,991	$(283,982)	$2,497,027
Common stock issued on exercise of options (note 11)	64	-	3,954	-	-	-	-	3,954
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 11)	469	2	(50,209)	-	-	-	-	(50,207)
Common stock issued on employee stock purchase plan (note 11)	229	1	33,833	-	-	-	-	33,834
Stock-based compensation costs	-	-	63,927	-	-	-	-	63,927
Other comprehensive income (loss)	-	-	-	-	-	-	90,495	90,495
Net income	-	-	-	-	-	474,505	-	474,505
Cumulative effect adjustment from adoption of the credit loss standard, net of tax	-	-	-	-	-	(1,143)	-	(1,143)
Dividends declared	-	-	-	-	-	(226,713)	-	(226,713)
Balance, June 30, 2021	187,485	$583	$1,622,199	(41,836)	$(1,623,256)	$3,079,640	$(193,487)	$2,885,679

See accompanying notes to consolidated financial statements.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2021, 2020 and 2019

(In thousands)

	June 30, 2021	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net income	$474,505	$621,674	$404,592
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,758	154,850	150,795
Amortization of right-of-use assets	34,760	26,523	-
Stock-based compensation costs (note 11)	63,927	57,559	52,073
Loss attributable to equity method investments (note 6)	11,205	25,058	15,833
(Gain) loss on equity investments (note 6)	(14,515)	14,519	15,007
Restructuring expenses (note 19)	8,673	-	-
Gain on previously held equity interest	-	-	(1,909)
Changes in fair value of business combination contingent consideration	-	(7)	(286)
Changes in operating assets and liabilities:
Accounts receivable	(129,195)	54,383	(18,013)
Inventories	(21,954)	(69,881)	(84,188)
Prepaid expenses, net deferred income taxes and other current assets	(58,154)	(58,999)	(47,575)
Accounts payable, accrued expenses and other	210,708	(23,424)	(27,278)
Net cash provided by operating activities	736,718	802,255	459,051
Cash flows from investing activities:
Purchases of property, plant and equipment	(102,712)	(95,330)	(68,710)
Patent registration costs	(14,114)	(10,608)	(8,632)
Business acquisitions, net of cash acquired	(39,067)	(27,910)	(951,383)
Purchases of investments (note 6)	(21,788)	(31,616)	(46,717)
Proceeds on maturity of foreign currency contracts	19,219	(14,397)	(264)
Net cash used in investing activities	(158,462)	(179,861)	(1,075,706)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	37,790	48,182	36,727
Taxes paid related to net share settlement of equity awards	(50,209)	(46,061)	(28,104)
Purchases of treasury stock	-	-	(22,844)
Payments of business combination contingent consideration	(3,500)	(302)	(909)
Proceeds from borrowings, net of borrowing costs	90,000	1,190,000	1,519,230
Repayment of borrowings	(612,000)	(1,284,012)	(711,745)
Dividends paid	(226,713)	(225,093)	(211,712)
Net cash used in financing activities	(764,632)	(317,286)	580,643
Effect of exchange rate changes on cash	18,498	10,920	(5,561)
Net increase (decrease) in cash and cash equivalents	(167,878)	316,028	(41,573)
Cash and cash equivalents at beginning of period	463,156	147,128	188,701
Cash and cash equivalents at end of period	$295,278	$463,156	$147,128
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$221,359	$180,359	$242,860
Interest paid	$23,989	$40,377	$36,156
Fair value of assets acquired, excluding cash	$16,671	$14,919	$429,522
Liabilities assumed	(1,543)	(4,292)	(265,217)
Goodwill on acquisition	24,671	20,375	794,320
Deferred payments	3,768	408	(7,242)
Fair value of contingent consideration	-	(3,500)	-
Cash paid for acquisitions	$43,567	$27,910	$951,383

See accompanying notes to consolidated financial statements.

PART II	Item 8

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

Disaggregation of revenue

See note 15 – Segment Information for our net revenue disaggregated by segment, product and region for the years ended June 30, 2021, 2020 and 2019.

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

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following table summarizes our contract balances as of June 30, 2021 and 2020 (in thousands):

	2021	2020	Balance sheet caption
Contract assets
Accounts receivable, net	$614,292	$474,643	Accounts receivable, net
Unbilled revenue, current	10,893	9,452	Prepaid expenses and other current assets
Unbilled revenue, non-current	6,214	6,957	Prepaid taxes and other non-current assets

Contract liabilities
Deferred revenue, current	(109,611)	(98,617)	Deferred revenue (current liabilities)
Deferred revenue, non-current	(91,496)	(87,307)	Deferred revenue (non-current liabilities)

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

The carrying value of cash equivalents, accounts receivable and accounts payable, approximate their fair value because of their short-term nature. The carrying value of long-term debt related to our Revolving Credit and Term Credit Agreements approximates its fair value as the principal amounts outstanding are subject to variable interest rates that are based on market rates which are regularly reset. The carrying value of long-term debt related to our Senior Notes can differ to its fair value as the principal amounts outstanding are subject to fixed interest rates as outlined in note 9 - Debt. Foreign currency hedging instruments are marked to market and therefore reflect their fair value. In addition, we measure investments in publicly held equity securities and privately held equity securities for which there has been an observable price change in an identical or similar security, at fair value. We do not hold or issue financial instruments for trading purposes.

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

(g)  Property, Plant and Equipment

We record property, plant and equipment, including rental and demonstration equipment at cost. We compute depreciation expense using the straight-line method over the estimated useful lives of the assets. Useful lives are generally two years to ten years except for buildings which are depreciated over an estimated useful life of 40 years and leasehold improvements, which we amortize over the shorter of the useful life or the lease term. We charge maintenance and repairs to expense as we incur them.

Depreciation expense for property, plant, and equipment was $78.4 million, $65.6 million, and $65.9 million for the years ended June 30, 2021, 2020 and 2019, respectively.

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

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(i)  Goodwill

We conduct our annual review for goodwill impairment during the final quarter of the fiscal year. Our goodwill impairment review is performed at our reporting unit level, which is one level below our operating segments and involves the following steps:

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

During the annual reviews for the years ended June 30, 2021, 2020 and 2019, we completed a Step 0 or Qualitative assessment and determined it was more likely than not that the fair value of our reporting units exceeded their carrying amounts, including goodwill, and therefore goodwill was not impaired.

(j)  Equity investments

We have equity investments in privately and publicly held companies that are unconsolidated entities. The following discusses our accounting for investments in marketable equity securities, non-marketable equity securities, and investments accounted for under the equity method.

Our marketable equity securities are publicly traded stocks measured at fair value and classified within Level 1 in the fair value hierarchy because we use quoted prices for identical assets in active markets. Marketable equity securities are recorded in prepaid expenses and other current assets on the consolidated balance sheets.

Non-marketable equity securities consist of investments in privately held companies without readily determinable fair values and are recorded in prepaid taxes and other non-current assets on the consolidated balance sheets. Non-marketable equity securities are reported at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. We assess non-marketable equity securities at least quarterly for impairment and consider qualitative and quantitative factors including the investee's financial metrics, product and commercial outlook and cash usage. All gains and losses on marketable and non-marketable equity securities, realized and unrealized, are recognized in other, net on the consolidated statements of operations.

Equity investments whereby we have significant influence but not control over the investee, and are not the primary beneficiary of the investee’s activities, are accounted for under the equity method. Under this method, we record our share of gains or losses attributable to equity method investments as a component of other, net on the consolidated statements of operations.

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

We held foreign currency instruments with notional amounts totaling $556.4 million and $495.2 million at June 30, 2021 and June 30, 2020, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to June 30, 2023.

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

(p)  Allowance for Credit Losses

We maintain an allowance for credit losses on customer receivables based on our historical write-off experience, an assessment of our customers’ financial conditions and available information that is relevant to assessing the collectability of cash flows, which includes current conditions and forecasts about future economic conditions. Customer receivables are charged against the allowance when they are deemed uncollectible. Refer to Note 3(b) below for information regarding our adoption of the credit loss standard effective July 1, 2020.

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

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(q)  Impairment of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used, including certain identifiable intangible assets, when events and circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If assets are considered to be impaired, we recognize as the impairment the amount by which the carrying amount of the assets exceeds the fair value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. We did not recognize impairment charges in relation to long-lived assets during the fiscal years ended June 30, 2021, 2020 and 2019.

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

(3)  New Accounting Pronouncements

(a)  Recently issued accounting standards not yet adopted

ASU No. 2020-04 “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting”

In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (Topic 848), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance is effective for us as of March 12, 2020 through December 31, 2022. We will evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis. The ASU is currently not expected to have a material impact on our consolidated financial statements.

(b)  Recently adopted accounting pronouncements

ASU No. 2016-13 “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments”

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments” (Topic 326), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The guidance was adopted effective July 1, 2020 using the modified retrospective approach. We recognized the cumulative effect of adopting this guidance as an adjustment to the opening balance of retained earnings of $1.1 million, net of tax, related to our allowance for credit losses for accounts receivable. The adoption of this ASU did not have a material impact on our consolidated financial statements.

ASU No. 2018-15 “Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance was adopted effective July 1, 2020 and applied prospectively. Under the new ASU, capitalized implementation costs are presented as other non-current assets on our consolidated balance sheets and within operating cash flows on our consolidated statements of cash flows. The adoption of this ASU did not have a material impact on our consolidated financial statements.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(4)  Supplemental Balance Sheet Information

Components of selected captions in the consolidated balance sheets consisted of the following as of June 30, 2021 and June 30, 2020 (in thousands):

Inventories	2021	2020
Raw materials	$155,419	$128,096
Work in progress	4,647	2,807
Finished goods	296,967	286,012
Total inventories	$457,033	$416,915

Property, Plant and Equipment	2021	2020
Machinery and equipment	$349,022	$285,287
Computer equipment	194,386	188,036
Furniture and fixtures	54,435	54,275
Vehicles	5,959	5,513
Clinical, demonstration and rental equipment	110,620	95,860
Leasehold improvements	77,392	60,490
Land	54,458	51,803
Buildings	239,357	227,902
Property, plant and equipment, at cost	$1,085,629	$969,166
Accumulated depreciation and amortization	(622,139)	(551,831)
Property, plant and equipment, net	$463,490	$417,335

(5)  Goodwill and Other Intangible Assets, net

Goodwill

For each of the years ended June 30, 2021 and June 30, 2020, we have not recorded any goodwill impairments. Changes in the carrying amount of goodwill is comprised of the following for the year ended June 30, 2021 (in thousands):

	2021
	Sleep and Respiratory Care	SaaS	Total
Balance at the beginning of the period	$614,448	$1,275,876	$1,890,324
Business acquisitions	5,829	18,842	24,671
Foreign currency translation adjustments	12,906	-	12,906
Balance at the end of the period	$633,183	$1,294,718	$1,927,901

Other Intangible Assets

Other intangibles, net are comprised of the following as of June 30, 2021 and June 30, 2020 (in thousands):

	2021	2020
Developed/core product technology	$383,319	$382,806
Accumulated amortization	(239,049)	(197,670)
Developed/core product technology, net	144,270	185,136
Customer relationships	272,703	279,370
Accumulated amortization	(90,976)	(80,922)
Customer relationships, net	181,727	198,448
Other intangibles	197,662	177,091
Accumulated amortization	(131,077)	(112,507)
Other intangibles, net	66,585	64,584
Total other intangibles, net	$392,582	$448,168

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

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Amortization expense related to identified intangible assets for the years ended June 30, 2021 and June 30, 2020 was $76.2 million and $79.7 million, respectively. Amortization expense related to patents for the years ended June 30, 2021 and June 30, 2020 was $5.3 million and $8.3 million, respectively. Total estimated annual amortization expense for the years ending June 30, 2022 through June 30, 2026, is shown below (in thousands):

	Fiscal Years Ending June 30
	2022	2023	2024	2025	2026
Estimated amortization expense	$75,009	$58,028	$54,211	$49,741	$44,556

(6)  Investments

Equity investments by measurement category as of June 30, 2021 and June 30, 2020 were as follows (in thousands):

Measurement category	2021	2020
Fair value	$29,084	$-
Measurement alternative	23,002	30,033
Equity method	17,154	14,109
Total	$69,240	$44,142

The following table shows a reconciliation of the changes in our equity investments for the year ended June 30, 2021 (in thousands):

	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$30,033	$-	$14,109	$44,142
Investments	2,538	5,000	14,250	21,788
Observable price adjustments on non-marketable equity securities	1,000	-	-	1,000
Ongoing mark-to-market adjustments on marketable equity securities	-	13,515	-	13,515
Reclassifications (1)	(10,569)	10,569	-	-
Loss attributable to equity method investments	-	-	(11,205)	(11,205)
Carrying value at the end of the period	$23,002	$29,084	$17,154	$69,240

(1)During the year ended June 30, 2021, one of our investments, which was previously accounted for under the measurement alternative, completed its initial public offering which resulted in a change of accounting methodology to fair value.

The following table shows a reconciliation of the changes in our equity investments for the year ended June 30, 2020 (in thousands):

	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$30,436	$-	$21,667	$52,103
Investments	14,116	-	17,500	31,616
Impairment of investments	(14,519)	-	-	(14,519)
Loss attributable to equity method investments	-	-	(25,058)	(25,058)
Carrying value at the end of the period	$30,033	$-	$14,109	$44,142

Net unrealized gains and losses recognized in the years ended June 30, 2021, 2020 and 2019 for equity investments in non-marketable and marketable securities still held as of those respective dates were a gain of $14.5 million, a loss of $14.5 million, and a loss of $15.0 million, respectively.

(7)  Accrued Expenses

Accrued expenses at June 30, 2021 and June 30, 2020 consist of the following (in thousands):

	2021	2020
Product warranties (note 8)	$22,032	$21,132
Consulting and professional fees	21,246	18,740
Value added taxes and other taxes due	26,542	26,627
Employee related costs	199,917	148,383
Liability on receivables sold with recourse (note 17)	8,163	6,647
Accrued interest	8,338	8,313
Logistics and occupancy costs	14,954	6,350
Inventory in transit	7,146	21,679
Other	12,261	12,482
Total accrued expenses	$320,599	$270,353

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(8)  Product Warranties

We include the liability for warranty costs in accrued expenses in our consolidated balance sheets. Changes in the liability for product warranty for the years ended June 30, 2021 and June 30, 2020 are as follows (in thousands):

	2021	2020
Balance at the beginning of the period	$21,132	$19,625
Warranty accruals for the period	14,366	14,167
Warranty costs incurred for the period	(14,858)	(12,229)
Foreign currency translation adjustments	1,392	(431)
Balance at the end of the period	$22,032	$21,132

(9)  Debt

Debt at June 30, 2021 and June 30, 2020 consists of the following (in thousands):

	2021	2020
Short-term debt	$12,000	$12,000
Deferred borrowing costs	-	(13)
Short-term debt, net	12,000	11,987
	-
Long-term debt	$646,000	$1,168,000
Deferred borrowing costs	(2,649)	(3,867)
Long-term debt, net	$643,351	$1,164,133
Total debt	$655,351	$1,176,120

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

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Revolving Credit Agreement and Term Credit Agreement each terminate on April 17, 2023, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $6.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to LIBOR plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). At June 30, 2021, the interest rate that was being charged on the outstanding principal amounts was 0.9%. An applicable commitment fee of 0.100% to 0.175% (depending on the then-applicable leverage ratio) applies on the unused portion of the revolving credit facility. As of June 30, 2021, we had $1.6 billion available for draw down under the revolving credit facility.

We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As the Revolving Credit and Term Credit Agreements’ interest rate is calculated as LIBOR plus the spreads described above, its carrying amount is equivalent to its fair value as at June 30, 2021 and June 30, 2020, which was $158.0 million and $680.0 million, respectively. Quoted market prices in active markets for identical liabilities based inputs (Level 1) were used to estimate fair value.

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

We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As of June 30, 2021, the Senior Notes have a carrying amount of $500.0 million, excluding deferred borrowing costs, and an estimated fair value of $530.4 million. Quoted market prices in active markets for identical liabilities based inputs (Level 1) were used to estimate fair value.

At June 30, 2021, we were in compliance with our debt covenants and there was $658.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes.

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

Operating lease costs were $35.5 million for the year ended June 30, 2021 and $26.5 million for the year ended June 30, 2020. Short-term and variable lease costs were not material for the years ended June 30, 2021 and June 30, 2020.

Future lease payments under non-cancellable leases as of June 30, 2021 and for the periods ending June 30 of the years indicated below were as follows (in thousands):

	Total	2022	2023	2024	2025	2026	Thereafter
Minimum lease payments	$158,247	$27,272	$23,163	$16,680	$13,564	$13,168	$64,400
Less: imputed interest	(19,883)
Total lease liabilities	$138,364

As of June 30, 2021, we had additional operating lease commitments of $0.6 million for office space that have not yet commenced. These leases will commence during the year ended June 30, 2022 with lease terms of 2 years to 3 years.

The supplemental information related to operating leases for the years ended June 30, 2021 and June 30, 2020 was as follows (in thousands):

	2021	2020

Weighted-average inputs:
Weighted-average remaining lease term (years)	8.5	9.1
Weighted-average discount rate	3.0%	3.2%

Cash flow information:
Operating cash flows paid for amounts included in the measurement of lease liabilities	$27,734	$24,104
Right of use assets obtained in exchange for new lease liabilities:	$36,130	$51,663

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

The components of lease revenue for the years ended June 30, 2021 and June 30, 2020 were as follows (in thousands):

	2021	2020
Sales-type lease revenue	$9,758	$13,457
Operating lease revenue	93,431	87,874
Total lease revenue	$103,189	$101,331

Our net investment in sales-type leases were classified in the consolidated balance sheets as of June 30, 2021 and June 30, 2020 as follows (in thousands):

	2021	2020
Accounts receivable, net	$8,026	$7,697
Prepaid taxes and other non-current assets	6,214	6,957
Total	$14,240	$14,654

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Maturities of sales-type leases as of June 30, 2021 were as follows (in thousands):

	Total	2022	2023	2024	2025	2026	Thereafter
Remaining lease payments	$15,596	$8,378	$5,173	$1,699	$174	$172	$-
Less: imputed interest	(1,356)
Present value of remaining lease payments	$14,240

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

We have temporarily suspended our repurchase program and, accordingly, did not repurchase any shares during fiscal years 2021 or 2020. As of June 30, 2021, we have repurchased a total of 41.8 million shares at a cost of $1.6 billion. Shares that are repurchased are classified as “treasury stock pending future use” and reduce the number of shares outstanding used in calculating earnings per share. At June 30, 2021, 12.9 million additional shares can be repurchased under the approved share repurchase program.

Preferred Stock.    In April 1997, our board of directors authorized 2,000,000 shares of $0.01 par value preferred stock. No such shares were issued or outstanding at June 30, 2021.

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

The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 51.1 million. The number of securities remaining available for future issuance under the 2009 Plan at June 30, 2021 is 15.5 million. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) 2.8 shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays the intrinsic value and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 3 million shares of our common stock (except in a participant’s initial year of hiring up to 4.5 million shares of our common stock may be granted).

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

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The total fair value of RSUs and PRSUs that vested during the years ended June 30, 2021, 2020 and 2019, was $59.6 million, $56.8 million and $52.3 million, respectively.

The following table summarizes the activity of RSUs, including PRSUs, during year ended June 30, 2021 (in thousands, except years and per share amounts):

	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	1,132	$103.77	1.6
Granted	277	209.02
Vested*	(704)	84.87
Performance factor adjustment	209	-
Expired / cancelled	(34)	119.64
Forfeited	(5)	119.64
Outstanding at end of period	875	$145.19	1.5

* Includes 235 thousand shares netted for tax.

The following table summarizes option activity during the year ended June 30, 2021 (in thousands, except years and per share amounts):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	1,068	$89.05	4.4
Granted	56	210.18
Exercised	(64)	62.05
Forfeited	-	-
Outstanding at end of period	1,060	$97.01	3.7
Options exercisable at end of period	804	$82.11	3.2
Options vested and expected to vest at end of period	1,050	$96.37	3.7

The aggregate intrinsic value of options exercised during the fiscal years 2021, 2020 and 2019, was $8.9 million, $31.2 million and $15.1 million, respectively. As at June 30, 2021, the aggregate intrinsic value of options outstanding, exercisable, and vested and expected to vest were $158.5 million, $132.1 million and $157.6 million respectively.

Employee Stock Purchase Plan (the “ESPP”).    Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the board of directors’ compensation committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. At June 30, 2021, the number of shares remaining available for future issuance under the ESPP is 1.8 million shares.

During years ended June 30, 2021, 2020 and 2019, we issued 229,000, 265,000 and 285,000 shares to our employees in two offerings and we recognized $10.9 million, $8.0 million and $6.4 million, respectively, of stock compensation expense associated with the ESPP.

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

We estimate the fair value of stock options granted under our stock option plans and purchase rights granted under the ESPP using the following assumptions for the years ended June 30, 2021, 2020 and 2019:

	2021	2020	2019
Stock options:
Weighted average grant date fair value	$53.67	$32.14	$21.92
Weighted average risk-free interest rate	0.37%	1.58%	2.96%
Expected life in years	4.9	4.9	4.9
Dividend yield	0.75%	1.07%	1.34% - 1.46%
Expected volatility	31%	25%	23%

ESPP purchase rights:
Weighted average grant date fair value	$48.18	$31.82	$22.12
Weighted average risk-free interest rate	0.1%	1.6%	2.4%
Expected life in years	6 months	6 months	6 months
Dividend yield	0.79% - 0.98%	0.98% - 1.42%	1.40% - 1.47%
Expected volatility	30% - 60%	23% - 60%	23%

The following table summarizes the total stock-based compensation costs incurred and the associated tax benefit recognized during the years ended June 30, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Cost of sales	$4,153	$3,703	$3,043
Selling, general and administrative expenses	51,727	47,265	42,700
Research and development expenses	8,047	6,591	6,330
Stock-based compensation costs	63,927	57,559	52,073
Tax benefit	(23,346)	(39,534)	(26,658)
Stock-based compensation costs, net of tax benefit	$40,581	$18,025	$25,415

At June 30, 2021, there was $94.3 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.2 years.

(12)  Earnings Per Share

We compute basic earnings per share by dividing the net income available to common stockholders by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and restricted stock units. The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 141,000, 164,000 and 200,000 for the years ended June 30, 2021, 2020 and 2019, respectively, as the effect would have been anti-dilutive.

Basic and diluted earnings per share for the years ended June 30, 2021, 2020 and 2019 are calculated as follows (in thousands except per share data):

	2021	2020	2019
Numerator:
Net income	$474,505	$621,674	$404,592
Denominator:
Basic weighted-average common shares outstanding	145,313	144,338	143,111
Effect of dilutive securities:
Stock options and restricted stock units	1,138	1,314	1,373
Diluted weighted average shares	146,451	145,652	144,484
Basic earnings per share	$3.27	$4.31	$2.83
Diluted earnings per share	$3.24	$4.27	$2.80

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(13)  Other, net

Other, net, in the consolidated statements of income is comprised of the following for the years ended June 30, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Gain (loss) on foreign currency transactions and hedging, net	$(753)	$1,331	$1,712
Unrealized gains (losses) on investments (note 6)	14,515	(14,519)	(15,007)
Other	1,054	1,031	2,569
Total Other, net	$14,816	$(12,157)	$(10,726)

(14)  Income Taxes

Income before income taxes for the years ended June 30, 2021, 2020 and 2019, was taxed under the following jurisdictions (in thousands):

	2021	2020	2019
U.S.	$71,867	$60,548	$(34,468)
Non-U.S.	811,795	672,540	553,315
Income before income taxes	$883,662	$733,088	$518,847

The provision for income taxes is presented below (in thousands):

		2021	2020	2019
Current:	Federal	$(115,109)	$9,790	$28,658
	State	9,041	6,898	7,595
	Non-U.S.	531,812	124,602	127,540
		425,744	141,290	163,793
Deferred:	Federal	(22,791)	(13,000)	(30,456)
	State	(4,205)	(3,335)	(5,408)
	Non-U.S.	10,409	(13,541)	(13,674)
		(16,587)	(29,876)	(49,538)
Provision for income taxes		$409,157	$111,414	$114,255

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 21% for the years ended June 30, 2021, 2020 and 2019, to pretax income as a result of the following (in thousands):

	2021	2020	2019
Taxes computed at statutory U.S. rate	$185,569	$153,949	$108,958
Increase (decrease) in income taxes resulting from:
State income taxes, net of U.S. tax benefit	4,836	3,563	2,186
Research and development credit	(20,257)	(13,595)	(12,953)
Change in valuation allowance	(3,785)	7,216	(1,118)
Effect of non-U.S. tax rates	(12,130)	(20,935)	25,045
Foreign tax credits	(7,210)	(4,026)	(7,806)
Stock-based compensation expense	(4,498)	(20,696)	(11,534)
Uncertain tax position	248,773	-	-
Transition tax	-	-	6,038
Other	17,859	5,938	5,439
Provision for income taxes	$409,157	$111,414	$114,255

We reported net deferred tax assets and liabilities in our consolidated balance sheets at June 30, 2021 and June 30, 2020, as follows (in thousands):

	2021	2020
Non-current deferred tax asset	$79,904	$41,065
Non-current deferred tax liability	(11,319)	(13,011)
Net deferred tax asset	$68,585	$28,054

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The components of our deferred tax assets and liabilities at June 30, 2021 and June 30, 2020, are as follows (in thousands):

	2021	2020
Deferred tax assets:
Employee liabilities	$30,080	$21,272
Tax credit carry overs	13,753	9,295
Inventories	11,734	9,129
Provision for warranties	4,149	3,585
Provision for doubtful debts	7,334	6,594
Net operating loss carryforwards	33,377	38,035
Capital loss carryover	6,912	10,864
Stock-based compensation expense	6,080	6,035
Deferred revenue	17,839	15,343
Research and development capitalization	58,789	39,195
Lease liabilities	25,751	-
Other	(5,851)	(3,006)
	209,947	156,341
Less valuation allowance	(13,106)	(16,891)
Deferred tax assets	196,841	139,450
Deferred tax liabilities:
Goodwill and other intangibles	(104,563)	(111,396)
Right of use assets	(23,693)	-
Deferred tax liabilities	(128,256)	(111,396)
Net deferred tax asset	$68,585	$28,054

As of June 30, 2021, we had $25.1 million of U.S. federal and state net operating loss carryforwards and $7.6 million of non-U.S. net operating loss carryforwards, which expire in various years beginning in 2022 or carry forward indefinitely.

The valuation allowance at June 30, 2021 relates to a provision for uncertainty of the utilization of net operating loss carryforwards of $0.8 million and capital loss and other items of $12.3 million. We believe that it is more likely than not that the benefits of deferred tax assets, net of any valuation allowance, will be realized.

A substantial portion of our manufacturing operations and administrative functions in Singapore operate under certain tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2030. The end of certain tax holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentive programs increased our net income by $33.6 million ($0.23 per diluted share) for the year ended June 30, 2021, $43.8 million ($0.30 per diluted share) for the year ended June 30, 2020, and $20.3 million ($0.14 per diluted share) for the year ended June 30, 2019.

As a result of the Tax Cuts and Jobs Act of 2017 (the ”U.S. Tax Act”), we have treated all non-U.S. historical earnings as taxable, which resulted in additional tax expense of $6.0 million during the year ended June 30, 2019, which related to final treasury regulations issued and temporary guidance published during the year and is payable over eight years. Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax if repatriated. The total amount of these undistributed earnings at June 30, 2021 amounted to approximately $3.2 billion. On June 14, 2019, the U.S. Treasury Department issued final and temporary regulations relating to the repatriation of non-U.S. earnings. As a result, in the event our non-U.S. earnings had not been permanently reinvested, approximately $202.6 million in U.S. federal deferred taxes and $5.1 million in U.S. state deferred taxes would have been recognized in the consolidated financial statements.

In accounting for uncertainty in income taxes, we recognize a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (that is, a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for annual periods. We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.

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

We are engaged in advanced discussions with the ATO to settle the dispute for the entire Audit Period. Given the stage of those discussions, during the year ended June 30, 2021, we recorded $395.3 million of gross unrecognized tax benefits, including $47.5 million of accrued interest and penalties. This amount reflects our estimate of the potential tax liability and is subject to change.

Included in the balance of uncertain tax positions as of June 30, 2021 were $248.7 million of net unrecognized tax benefits that, if recognized, would reduce the effective income tax rate in future periods. This amount represents the $395.3 million of gross unrecognized tax, adjusted for tax credits and deductions of $146.6 million.

If the matter were to progress to litigation, we continue to believe we are more likely than not to be successful in defending our position. If we are not successful in litigation, we will be required to pay some or all of the additional income tax, accrued interest and penalties, including potential additional amounts relating to the 2014 to 2018 periods.

The timing and resolution of the ATO audits are inherently uncertain, and the amounts we might ultimately pay or receive in credits and deductions, if any, upon resolution of issues raised by the ATO may differ materially from the amounts accrued. Although it is expected that the amount of unrecognized tax benefits may change in the next 12 months, an estimate of the range of the possible change cannot be made.

Outside the ATO audit described above, tax years 2017 to 2020 remain subject to future examination by the major tax jurisdictions in which we are subject to tax.

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

Certain items are maintained at the corporate level and are not allocated to the segments. The non-allocated items include corporate headquarters costs including stock-based compensation, amortization expense of acquired intangibles, restructuring expenses, litigation settlement expenses, acquisition related expenses, deferred revenue fair value adjustment, net interest expense, loss attributable to equity method investments, and other, net. We neither discretely allocate assets to our operating segments, nor does our Chief Operating Decision Maker evaluate the operating segments using discrete asset information.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The table below presents a reconciliation of net revenues, depreciation and amortization and net operating profit by reportable segments for the years ended June 30, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Net revenue by segment
Total Sleep and Respiratory Care	$2,823,235	$2,602,381	$2,330,783

Software as a Service	373,590	356,734	281,137
Deferred revenue fair value adjustment (1)	-	(2,102)	(5,348)
Total Software as a Service	373,590	354,632	275,789
Total	$3,196,825	$2,957,013	$2,606,572

Depreciation and amortization by segment
Sleep and Respiratory Care	$73,151	$69,444	$70,094
Software as a Service	5,230	3,850	3,250
Amortization of acquired intangible assets and corporate assets	78,377	81,556	77,451
Total	$156,758	$154,850	$150,795

Net operating profit by segment
Sleep and Respiratory Care	$1,036,712	$934,697	$766,068
Software as a Service	93,037	82,152	74,886
Total	$1,129,749	$1,016,849	$840,954

Reconciling items
Corporate costs	$141,193	$125,993	$124,682
Amortization of acquired intangible assets	76,205	79,695	74,938
Restructuring expenses	8,673	-	9,401
Litigation settlement expenses	-	(600)	41,199
Acquisition related expenses	-	-	6,123
Deferred revenue fair value adjustment (1)	-	2,102	5,348
Interest expense (income), net	23,627	39,356	33,857
Loss attributable to equity method investments	11,205	25,058	15,833
Other, net	(14,816)	12,157	10,726
Income before income taxes	$883,662	$733,088	$518,847

(1)The deferred revenue fair value adjustment is a purchase price accounting adjustment related to MatrixCare which was acquired on November 13, 2018.

The following table summarizes our net revenue disaggregated by segment, product and region for the years ended June 30, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
U.S., Canada and Latin America
Devices	$863,661	$792,766	$743,066
Masks and other	841,452	779,561	677,430
Total Sleep and Respiratory Care	$1,705,113	$1,572,327	$1,420,496
Software as a Service	373,590	354,632	275,789
Total	$2,078,703	$1,926,959	$1,696,285

Combined Europe, Asia and other markets
Devices	$746,379	$715,056	$618,525
Masks and other	371,743	314,998	291,762
Total Sleep and Respiratory Care	$1,118,122	$1,030,054	$910,287

Global revenue
Devices	$1,610,040	$1,507,822	$1,361,591
Masks and other	1,213,195	1,094,559	969,192
Total Sleep and Respiratory Care	$2,823,235	$2,602,381	$2,330,783
Software as a Service	373,590	354,632	275,789
Total	$3,196,825	$2,957,013	$2,606,572

Revenue information by geographic area for the years ended June 30, 2021, 2020 and 2019 is summarized below (in thousands):

	2021	2020	2019
United States	$1,962,721	$1,828,575	$1,588,655
Rest of the World	1,234,104	1,128,438	1,017,917
Total	$3,196,825	$2,957,013	$2,606,572

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Long-lived assets of geographic areas are those assets used in our operations in each geographical area, and excludes goodwill, other intangible assets, and deferred tax assets. Long-lived assets by geographic area as of June 30, 2021, 2020 and 2019, is summarized below (in thousands):

	2021	2020
Australia	186,289	162,490
United States	$159,815	$164,155
Singapore	64,182	39,977
Rest of the World	53,204	50,713
Total	$463,490	$417,335

(16)  Employee Retirement Plans

We contribute to a number of employee retirement plans for the benefit of our employees. Details of the main plans are as follows:

Australia    We contribute to defined contribution plans for each employee resident in Australia at the rate of approximately 9.5% of salaries. Employees may contribute additional funds to the plans. All Australian employees, after serving a qualifying period, are entitled to benefits on retirement, disability or death. Our total contributions to the plans for the years ended June 30, 2021, 2020 and 2019, were $10.7 million, $9.5 million and $10.0 million, respectively.

United States    We sponsor a defined contribution plan available to substantially all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 4.0% of the employee’s salary. Our total contributions to the plan were $9.6 million, $9.3 million and $6.7 million in fiscal 2021, 2020 and 2019, respectively.

Singapore    We sponsor a defined contribution plan available to substantially all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 17.0% of the employee’s salary. Our total contributions to the plan were $2.5 million, $2.9 million and $2.6 million in fiscal 2021, 2020 and 2019, respectively.

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

Taxation Matters

We are under audit by the ATO in three different cycles: tax years 2009 to 2013, tax years 2014 to 2017 and tax year 2018. Please refer to note 14 – Income Taxes, where we have provided an update in relation to this tax dispute in accordance with ASC 740 Income Taxes.

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

During the year ended June 30, 2021 and 2020, receivables sold with limited recourse were $153.0 million and $154.5 million, respectively. As of June 30, 2021, the maximum exposure on outstanding receivables sold with recourse and contingent provision were $30.2 million and $8.2 million, respectively. As of June 30, 2020, the maximum exposure on outstanding receivables sold with recourse and contingent provision were $22.8 million and $6.6 million, respectively.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Commitments

In the normal course of business, we enter into agreements to purchase goods or services that are not cancelable without penalty, primarily related to supply arrangements. Obligations under our purchase agreements at June 30, 2021 were as follows (in thousands):

		Fiscal Years Ending June 30
	Total	2022	2023	2024	2025	2026	Thereafter
Minimum purchase obligations	$1,100,839	$1,099,419	$994	$426	$-	$-	$-

(18)  Business Combinations

Fiscal years ended June 30, 2021 and June 30, 2020

During the years ended June 30, 2021 and 2020 we did not complete any material business combinations or record material acquisition-related expenses.

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

The acquisition is considered a material business combination and accordingly unaudited pro forma information is presented below for the year ended June 30, 2019. The pro forma results were prepared using the acquisition method of accounting and combine our historical results and MatrixCare’s for the year ended June 30, 2019, including the effects of the business combination, primarily amortization expense related to the fair value of identifiable intangible assets acquired, interest expense associated with the financing obtained by us in connection with the acquisition, and the elimination of incurred acquisition-related costs.

The pro forma financial information presented below is not necessarily indicative of the results of operations that would have been achieved if the acquisition occurred at the beginning of the earliest period presented, nor is it intended to be a projection of future results. The following table summarized unaudited pro forma consolidated results for the year ended June 30, 2019 (in thousands, except per share information):

2019
Revenue	$2,652,059
Net income	$446,721
Basic earnings per share	$3.12
Diluted earnings per share	$3.09

The unaudited pro forma consolidated results for the year ended June 30, 2019 reflects primarily the following pro forma pre-tax adjustments:

•Net amortization expense related to the fair value of identifiable intangible assets acquired of $0.6 million.

•Net interest expense associated with debt that was issued to finance the acquisition of $2.6 million.

•Elimination of pre-tax acquisition-related costs incurred by ResMed and MatrixCare of $3.7 million and $16.7 million, respectively.

•Net income tax expense of $1.8 million.

PART II	Item 8

RESMED INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(19)  Restructuring Expenses

In November 2020, we closed our Portable Oxygen Concentrator business, which was part of the Sleep and Respiratory Care segment. During the year ended June 30, 2021, we recognized restructuring expenses of $13.9 million primarily related to inventory write-downs of $5.2 million, accelerated amortization of acquired intangible assets of $5.1 million, asset impairments of $2.3 million, employee-related costs of $0.7 million and contract cancellation costs of $0.6 million. Of the total expense recognized during year ended June 30, 2021, the inventory write-down of $5.2 million is presented within cost of sales and the remaining $8.7 million in restructuring costs is separately disclosed as restructuring expenses on the consolidated statements of operations. The restructure was completed as of June 30, 2021.

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

(20)  Litigation Settlement Expenses

We did not recognize any material litigation settlement expenses during the years ended June 30, 2021 and 2020.

During the year ended June 30, 2019 we recognized litigation settlement expenses of $41.2 million associated with a tentative agreement with the United States Department of Justice to civilly resolve the investigation of certain marketing practices. We finalized the settlement in December 2019 and announced it in January 2020 on terms that were consistent with our prior reserve. The settlement amount consisted of the payment to the United States and to various states that joined the action, as well as attorneys’ fees and other costs to the private litigants that filed the suits that the Department of Justice pursued. We also entered into a corporate integrity agreement with the Office of the Inspector General of the U.S. Department of Health and Human Services with accompanying oversight of our sales and marketing practices in the United States for five years.

PART II	Item 8

SCHEDULE II

RESMED INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

June 30, 2021, 2020 and 2019

(in thousands)

	Balance at Beginning of Period	Charged to costs and expenses	Other (deductions)	Balance at End of Period
Year ended June 30, 2021
Applied against asset account
Allowance for trade accounts receivable (1)	$30,013	$7,805	$(5,680)	$32,138
Year ended June 30, 2020
Applied against asset account
Allowance for trade accounts receivable	$25,171	$18,283	$(14,946)	$28,508
Year ended June 30, 2019
Applied against asset account
Allowance for trade accounts receivable	$19,258	$12,379	$(6,466)	$25,171

(1)Beginning balance is adjusted to reflect the cumulative pre-tax effect of adopting Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments” (Topic 326), effective July 1, 2021. Refer to Note 3 - New Accounting Pronouncements of the Notes to the Consolidated Financial Statements (Part II, Item 8) for additional information.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the audit committee of our board of directors.

Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management concluded that the company’s internal control over financial reporting was effective as of June 30, 2021.

KPMG LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of ResMed Inc. included in this report, has issued an attestation report on the effectiveness of internal control over financial reporting.

PART II	Items 9 – 9B

RESMED INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
ResMed Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited ResMed Inc. and subsidiaries' (the Company) internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated August 16, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

August 16, 2021

PART II	Items 9 – 9B

RESMED INC. AND SUBSIDIARIES

ITEM 9B  OTHER INFORMATION

None.

PART III	Items 10 – 14

RESMED INC. AND SUBSIDIARIES

PART III

ITEM 10  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2021.

We have filed as exhibits to this report for the year ended June 30, 2021, the certifications of our chief executive officer and chief financial officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 11  EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2021.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2021.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2021.

ITEM 14  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2021.

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
4.1

Form of certificate evidencing shares of Common Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995)

4.2

Description of ResMed Inc.’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Report on Form 10-K filed on August 13, 2020)

10.1*	Form of Indemnification Agreements for our directors and officers. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on June 24, 2009)
10.2*	Form of Access Agreement for directors. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on June 24, 2009)
10.3*	Updated Form of Executive Agreement. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on July 2, 2012)
10.4*

Amendment and Restatement to the ResMed Inc. 2009 Incentive Award Plan. (Incorporated by reference to Appendix B of ResMed Inc.’s Proxy Statement filed with the Securities and Exchange Commission on September 25, 2017)

10.5*	ResMed Inc. Deferred Compensation Plan. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Report on Form S-8 filed on May 21, 2021)
10.6*

Form of Restricted Stock Unit Award Agreement for Executive Officers. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 3, 2011)

10.7*

Form of Restricted Stock Unit Award Agreement for Directors. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 3, 2011)

10.8*

Form of Stock Option Grant for Executive Officers. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 3, 2011)

10.9*	Form of Stock Option Grant for Directors. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 3, 2011)
10.10*	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers.
10.11*	Form of Executive Restricted Stock Unit Award Agreement for Executive Officers.
10.12

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

10.13

Amended and Restated Unconditional Guaranty dated as of April 17, 2018, by each of the guarantors identified on the Revolving Facility Guaranty’s signature pages as a guarantor, in favor of MUFG Union Bank, N.A., in its capacity as administrative agent under the Revolving Credit Agreement. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on April 19, 2018)

10.14

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

PART IV	Items 15 – 16

RESMED INC. AND SUBSIDIARIES

10.15

Unconditional Guaranty dated as of April 17, 2018, by each of the guarantors identified on the Term Facility Guaranty’s signature pages as a guarantor, in favor of MUFG Union Bank, N.A., in its capacity as administrative agent under the Term Credit Agreement. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 8-K filed on April 19, 2018)

10.16

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

10.17	The ResMed Inc. 2018 Employee Stock Purchase Plan. (Incorporated by reference to Appendix B of ResMed Inc.’s Proxy Statement filed with the Securities and Exchange Commission on October 3, 2018.)
10.18

Note Purchase Agreement, dated July 10, 2019 by and among ResMed Inc. and the purchasers party to that agreement (including form of 3.24% Series A Senior Note due 2026, form of Series B 3.45% Senior Note due 2029, and form of Subsidiary Guaranty Agreement). (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on July 15, 2019)

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
101

The following materials from ResMed Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*       Management contract or compensatory plan or arrangement

ITEM 16  FORM 10-K SUMMARY

None.

PART IV	Signatures

RESMED INC. AND SUBSIDIARIES

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the authorized persons below.

DATED August 16, 2021

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ MICHAEL J. FARRELL	Chief executive officer and director	August 16, 2021
Michael J. Farrell	(Principal Executive Officer)

/S/ BRETT A. SANDERCOCK	Chief financial officer	August 16, 2021
Brett A. Sandercock	(Principal Financial Officer and Principal Accounting Officer)

/S/ PETER C. FARRELL	Non-executive chairman	August 16, 2021
Peter C. Farrell

/S/ CAROL J. BURT	Director	August 16, 2021
Carol J. Burt

/S/ HARJIT GILL	Director	August 16, 2021
Harjit Gill

/S/ JAN De WITTE	Director	August 16, 2021
Jan De Witte

/S/ KAREN DREXLER	Director	August 16, 2021
Karen Drexler

/S/ RICHARD SULPIZIO	Director	August 16, 2021
Richard Sulpizio

/S/ RON TAYLOR	Director	August 16, 2021
Ron Taylor