Form 10-K/A
period 2021-06-30
RESMED INC
filed 2021-08-19
CIK 943819

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of ResMed Inc. for the fiscal year ended June 30, 2021, as filed with the Securities and Exchange Commission on August 16, 2021 (the “Original Filing”). This amendment is being filed for the sole purpose of amending and restating in its entirety “Item 15. Exhibits and Consolidated Financial Statement Schedules” under Part IV of the Original Filing to correct hyperlinks to exhibits that were filed in conjunction with the Original Filing. Due to a technical error, these hyperlinks were not functional in our original August 16, 2021 filing. Except as noted above, this Form 10-K/A does not update or modify any disclosures in or reflect any events occurring after the filing of the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing.

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

10.9*	Form of Stock Option Grant for Directors. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 3, 2011)
10.10*†	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers.
10.11*†	Form of Executive Restricted Stock Unit Award Agreement for Executive Officers.
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

PART IV	Item 15

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

21.1†	Subsidiaries of the Registrant.
23.1†	Consent of Independent Registered Public Accounting Firm.
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.3‡	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.4‡	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

†      Previously filed with the Original Filing.

‡    Filed herewith.

PART IV	Signatures

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the authorized persons below.

DATED August 19, 2021

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)