Form 10-Q
period 2021-09-30
RESMED INC
filed 2021-10-29
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________________________________________________________________________________

FORM 10-Q

______________________________________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

98-0152841

(I.R.S. Employer Identification No.)

9001 Spectrum Center Blvd.

San Diego, CA 92123

United States of America

(Address of principal executive offices, including zip code)

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

At October 25, 2021, there were 145,723,142 shares of Common Stock ($0.004 par value) outstanding. This number excludes 41,836,234 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1

Item 1. Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ and in thousands, except share and per share data)

	September 30, 2021	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$276,149	$295,278
Accounts receivable, net of allowances of $29,917 and $32,138 at September 30, 2021 and June 30, 2021, respectively	575,554	614,292
Inventories (note 3)	506,644	457,033
Prepaid taxes	77,826	72,409
Prepaid expenses and other current assets	150,082	135,745
Total current assets	1,586,255	1,574,757
Non-current assets:
Property, plant and equipment, net (note 3)	467,344	463,490
Operating lease right-of-use assets	134,375	128,575
Goodwill (note 4)	1,922,037	1,927,901
Other intangible assets, net (note 3)	375,400	392,582
Deferred income taxes	80,765	79,904
Prepaid taxes and other non-current assets	162,991	160,916
Total non-current assets	3,142,912	3,153,368
Total assets	$4,729,167	$4,728,125
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$173,696	$138,008
Accrued expenses	274,106	320,599
Operating lease liabilities, current	22,919	23,585
Deferred revenue	112,528	109,611
Income taxes payable (note 6)	28,909	307,963
Short-term debt, net (note 8)	12,000	12,000
Total current liabilities	624,158	911,766
Non-current liabilities:
Deferred revenue	93,255	91,496
Deferred income taxes	11,294	11,319
Operating lease liabilities, non-current	121,518	114,779
Other long-term liabilities	5,981	6,802
Long-term debt, net (note 8)	793,668	643,351
Long-term income taxes payable (note 6)	53,244	62,933
Total non-current liabilities	1,078,960	930,680
Total liabilities	1,703,118	1,842,446
Commitments and contingencies (note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 350,000,000 shares authorized; 187,547,442 issued and 145,711,208 outstanding at September 30, 2021 and 187,484,592 issued and 145,648,358 outstanding at June 30, 2021	583	583
Additional paid-in capital	1,643,661	1,622,199
Retained earnings	3,222,064	3,079,640
Treasury stock, at cost, 41,836,234 shares at September 30, 2021 and June 30, 2021	(1,623,256)	(1,623,256)
Accumulated other comprehensive loss	(217,003)	(193,487)
Total stockholders’ equity	3,026,049	2,885,679
Total liabilities and stockholders’ equity	$4,729,167	$4,728,125

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In US$ and in thousands, except per share data)

	Three Months Ended September 30,
	2021	2020
Net revenue - Sleep and Respiratory Care products	$806,499	$659,801
Net revenue - Software as a Service	97,516	92,143
Net revenue	904,015	751,944

Cost of sales - Sleep and Respiratory Care products	349,681	268,990
Cost of sales - Software as a Service	36,986	32,314
Cost of sales (exclusive of amortization shown separately below)	386,667	301,304

Amortization of acquired intangible assets - Sleep and Respiratory Care products	900	1,955
Amortization of acquired intangible assets - Software as a Service	10,159	10,024
Amortization of acquired intangible assets	11,059	11,979
Total cost of sales	397,726	313,283
Gross profit	506,289	438,661

Selling, general, and administrative	176,719	158,989
Research and development	59,950	54,533
Amortization of acquired intangible assets	7,707	8,243
Total operating expenses	244,376	221,765
Income from operations	261,913	216,896
Other income (loss), net:
Interest (expense) income, net	(5,360)	(6,725)
Loss attributable to equity method investments (note 5)	(1,386)	(2,288)
Gain (loss) on equity investments (note 5)	5,612	8,476
Other, net	(1,991)	(505)
Total other income (loss), net	(3,125)	(1,042)
Income before income taxes	258,788	215,854
Income taxes	55,175	37,482
Net income	$203,613	$178,372
Basic earnings per share (note 9)	$1.40	$1.23
Diluted earnings per share (note 9)	$1.39	$1.22
Dividend declared per share	$0.42	$0.39
Basic shares outstanding (000's)	145,680	144,900
Diluted shares outstanding (000's)	146,860	146,100

 0

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In US$ and in thousands)

	Three Months Ended September 30,
	2021	2020
Net income	$203,613	$178,372
Other comprehensive income (loss):
Foreign currency translation (loss) gain adjustments	(23,516)	43,791
Comprehensive income	$180,097	$222,163

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(In US$ and in thousands)

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance, June 30, 2021	187,485	$583	$1,622,199	(41,836)	$(1,623,256)	$3,079,640	$(193,487)	$2,885,679
Common stock issued on exercise of options	61	-	4,354	-	-	-	-	4,354
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	1	-	(195)	-	-	-	-	(195)
Stock-based compensation costs	-	-	17,303	-	-	-	-	17,303
Other comprehensive income	-	-	-	-	-	-	(23,516)	(23,516)
Net income	-	-	-	-	-	203,613	-	203,613
Dividends declared ($0.42 per common share)	-	-	-	-	-	(61,189)	-	(61,189)
Balance, September 30, 2021	187,547	$583	$1,643,661	(41,836)	$(1,623,256)	$3,222,064	$(217,003)	$3,026,049

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(In US$ and in thousands)

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance, June 30, 2020	186,723	$580	$1,570,694	(41,836)	$(1,623,256)	$2,832,991	$(283,982)	$2,497,027
Common stock issued on exercise of options	18	-	1,026	-	-	-	-	1,026
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	3	-	227	-	-	-	-	227
Stock-based compensation costs	-	-	16,071	-	-	-	-	16,071
Other comprehensive income (loss)	-	-	-	-	-	-	43,791	43,791
Cumulative effect adjustment from adoption of the credit loss standard, net of tax	-	-	-	-	-	(1,143)	-	(1,143)
Net income	-	-	-	-	-	178,372	-	178,372
Dividends declared ($0.39 per common share)	-	-	-	-	-	(56,511)	-	(56,511)
Balance, September 30, 2020	186,744	$580	$1,588,018	(41,836)	$(1,623,256)	$2,953,709	$(240,191)	$2,678,860

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ and in thousands)

	Three Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$203,613	$178,372
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,102	39,466
Amortization of right-of-use assets	8,517	10,422
Stock-based compensation costs	17,303	16,071
Loss attributable to equity method investments (note 5)	1,386	2,288
(Gain) loss on equity investments (note 5)	(5,612)	(8,476)
Changes in operating assets and liabilities:
Accounts receivable	33,704	16,110
Inventories	(55,976)	(52,396)
Prepaid expenses, net deferred income taxes and other current assets	(14,391)	3,415
Accounts payable, accrued expenses, income taxes payable and other	(293,303)	(61,273)
Net cash (used in) / provided by operating activities	(65,657)	143,999
Cash flows from investing activities:
Purchases of property, plant and equipment	(27,340)	(13,501)
Patent registration and acquisition costs	(4,453)	(5,237)
Purchases of investments (note 5)	(6,600)	(8,196)
(Payments) / proceeds on maturity of foreign currency contracts	(3,481)	4,824
Net cash used in investing activities	(41,874)	(22,110)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	4,354	1,026
Taxes paid related to net share settlement of equity awards	(195)	227
Proceeds from borrowings, net of borrowing costs	150,000	55,000
Repayment of borrowings	-	(175,000)
Dividends paid	(61,189)	(56,511)
Net cash (used in) / provided by financing activities	92,970	(175,258)
Effect of exchange rate changes on cash	(4,568)	11,627
Net decrease in cash and cash equivalents	(19,129)	(41,742)
Cash and cash equivalents at beginning of period	295,278	463,156
Cash and cash equivalents at end of period	$276,149	$421,414
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$345,909	$51,370
Interest paid	$5,360	$6,842

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and the rules of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending June 30, 2022.

The condensed consolidated financial statements for the three months ended September 30, 2021 and September 30, 2020 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K (our “Form 10-K”) for the year ended June 30, 2021.

Revenue Recognition

In accordance with Accounting Standard Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”, we account for a contract with a customer when there is a legally enforceable contract, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry (“Sleep and Respiratory Care”) and the supply of business management software as a service to out-of-hospital health providers (“SaaS”). Our Sleep and Respiratory Care revenue relates primarily to the sale of our products that are therapy-based equipment. Some contracts include additional performance obligations such as the provision of extended warranties and provision of data for patient monitoring. Our SaaS revenue relates to the provision of software access with ongoing support and maintenance services as well as professional services such as training and consulting.

Disaggregation of revenue

The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Three Months Ended September 30,
	2021	2020
U.S., Canada and Latin America
Devices	$275,932	$197,393
Masks and other	215,106	205,760
Total Sleep and Respiratory Care	$491,038	$403,153
Software as a Service	97,516	92,143
Total	$588,554	$495,296
Combined Europe, Asia and other markets
Devices	$218,226	$176,026
Masks and other	97,235	80,622
Total Sleep and Respiratory Care	$315,461	$256,648
Global revenue
Devices	$494,158	$373,419
Masks and other	312,341	286,382
Total Sleep and Respiratory Care	$806,499	$659,801
Software as a Service	97,516	92,143
Total	$904,015	$751,944

PART I – FINANCIAL INFORMATION	Item 1
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

The following table summarizes our contract balances (in thousands):

	September 30, 2021	June 30, 2021	Balance sheet caption
Contract assets
Accounts receivable, net	$575,554	$614,292	Accounts receivable, net
Unbilled revenue, current	25,799	10,893	Prepaid expenses and other current assets
Unbilled revenue, non-current	7,267	6,214	Prepaid taxes and other non-current assets

Contract liabilities
Deferred revenue, current	(112,528)	(109,611)	Deferred revenue (current liabilities)
Deferred revenue, non-current	(93,255)	(91,496)	Deferred revenue (non-current liabilities)

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
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

Lease Revenue

We lease Sleep and Respiratory Care medical devices to customers primarily as a means to comply with local health insurer requirements in certain foreign geographies. Device rental contracts include sales-type and operating leases, and contract terms vary by customer and include options to terminate or extend the contract. When lease contracts also include the sale of masks and accessories, we allocate contract consideration to those items on a relative standalone price basis and recognize revenue when control transfers to the customer.

The components of lease revenue were as follows (in thousands):

	Three Months Ended September 30,
	2021	2020
Sales-type lease revenue	$4,087	$1,960
Operating lease revenue	25,157	24,779
Total lease revenue	$29,244	$26,739

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

We evaluate the performance of our segments based on net revenues and income from operations. The accounting policies of the segments are the same as those described in note 2 of our consolidated financial statements included in our Form 10-K for the year ended June 30, 2021. Segment net revenues and segment income from operations do not include inter-segment profits and revenue is allocated to a geographic area based on where the products are shipped to or where the services are performed.

Certain items are maintained at the corporate level and are not allocated to the segments. The non-allocated items include corporate headquarters costs, stock-based compensation, amortization expense from acquired intangibles, net interest expense (income), loss attributable to equity method investments, gains and losses on equity investments, and other, net. We neither discretely allocate assets to our operating segments, nor does our Chief Operating Decision Maker evaluate the operating segments using discrete asset information.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

The table below presents a reconciliation of net revenues and net operating profit by reportable segments (in thousands):

	Three Months Ended September 30,
	2021	2020
Net revenue by segment
Total Sleep and Respiratory Care	$806,499	$659,801
Software as a Service	97,516	92,143
Total	$904,015	$751,944

Depreciation and amortization by segment
Sleep and Respiratory Care	$18,017	$13,147
Software as a Service	1,701	971
Amortization of acquired intangible assets and corporate assets	19,384	25,348
Total	$39,102	$39,466

Net operating profit by segment
Sleep and Respiratory Care	$297,224	$248,181
Software as a Service	22,019	23,586
Total	$319,243	$271,767

Reconciling items
Corporate costs	$38,564	$34,649
Amortization of acquired intangible assets	18,766	20,222
Interest expense (income), net	5,360	6,725
Loss attributable to equity method investments	1,386	2,288
(Gain) loss on equity investments	(5,612)	(8,476)
Other, net	1,991	505
Income before income taxes	$258,788	$215,854

(3)      Supplemental Balance Sheet Information

Components of selected captions in the condensed consolidated balance sheets consisted of the following (in thousands):

Inventories	September 30, 2021	June 30, 2021
Raw materials	$220,784	$155,419
Work in progress	3,494	4,647
Finished goods	282,366	296,967
Total inventories	$506,644	$457,033

Property, Plant and Equipment	September 30, 2021	June 30, 2021
Property, plant and equipment, at cost	$1,084,064	$1,085,629
Accumulated depreciation and amortization	(616,720)	(622,139)
Property, plant and equipment, net	$467,344	$463,490

Other Intangible Assets	September 30, 2021	June 30, 2021
Developed/core product technology	$353,530	$383,319
Accumulated amortization	(220,319)	(239,049)
Developed/core product technology, net	133,211	144,270
Customer relationships	261,736	272,703
Accumulated amortization	(85,861)	(90,976)
Customer relationships, net	175,875	181,727
Other intangibles	194,472	197,662
Accumulated amortization	(128,158)	(131,077)
Other intangibles, net	66,314	66,585
Total other intangibles, net	$375,400	$392,582

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
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

(4)      Goodwill

A reconciliation of changes in our goodwill by reportable segment is as follows (in thousands):

	Three Months Ended September 30, 2021
	Sleep and Respiratory Care	SaaS	Total
Balance at the beginning of the period	$633,183	$1,294,718	$1,927,901
Foreign currency translation adjustments	(5,864)	-	(5,864)
Balance at the end of the period	$627,319	$1,294,718	$1,922,037

(5)      Investments

We have equity investments in privately and publicly held companies that are unconsolidated entities. The following discusses our investments in marketable equity securities, non-marketable equity securities, and investments accounted for under the equity method.

Our marketable equity securities are publicly traded stocks measured at fair value and classified within Level 1 in the fair value hierarchy because we use quoted prices for identical assets in active markets. Marketable equity securities are recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Non-marketable equity securities consist of investments in privately held companies without readily determinable fair values and are recorded in prepaid taxes and other non-current assets on the condensed consolidated balance sheets. Non-marketable equity securities are reported at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. We assess non-marketable equity securities at least quarterly for impairment and consider qualitative and quantitative factors including the investee's financial metrics, product and commercial outlook and cash usage. All gains and losses on marketable and non-marketable equity securities, realized and unrealized, are recognized in gain (loss) on equity investments as a component of other income (loss), net on the condensed consolidated statements of operations.

Equity investments whereby we have significant influence, but not control over the investee and are not the primary beneficiary of the investee’s activities, are accounted for under the equity method. Under this method, we record our share of gains or losses attributable to equity method investments as a component of other income (loss), net on the condensed consolidated statements of operations.

Equity investments by measurement category were as follows (in thousands):

Measurement category	September 30, 2021	June 30, 2021
Fair value	$33,138	$29,084
Measurement alternative	31,160	23,002
Equity method	15,768	17,154
Total	$80,066	$69,240

The following tables show a reconciliation of the changes in our equity investments (in thousands):

	Three Months Ended September 30, 2021
	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$23,002	$29,084	$17,154	$69,240
Investments	3,000	3,600	-	6,600
Observable price adjustments on non-marketable equity securities	5,367	-	-	5,367
Ongoing mark-to-market adjustments on marketable equity securities	-	454	-	454
Impairment of investments	(209)	-	-	(209)
Loss attributable to equity method investments	-	-	(1,386)	(1,386)
Carrying value at the end of the period	$31,160	$33,138	$15,768	$80,066

	Three Months Ended September 30, 2020
	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$30,033	$-	$14,109	$44,142
Investments	1,946	-	6,250	8,196
Ongoing mark-to-market adjustments on marketable equity securities	-	8,476	-	8,476
Reclassifications (1)	(10,569)	10,569	-	-
Loss attributable to equity method investments	-	-	(2,288)	(2,288)
Carrying value at the end of the period	$21,410	$19,045	$18,071	$58,526

(1)During the three months ended September 30, 2020, one of our investments, which was previously accounted for under the measurement alternative, completed its initial public offering which resulted in a change of accounting methodology to fair value.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

Net unrealized gains recognized for the three months ended September 30, 2021 and 2020 for equity investments in non-marketable and marketable securities still held as of those respective dates were a gain of $5.6 million and $8.5 million, respectively.

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

On September 19, 2021, we concluded the settlement agreement with the Australian Taxation Office (“ATO”) in relation to the previously disclosed transfer pricing dispute for the tax years 2009 through 2018 (“ATO settlement”). The ATO settlement fully resolved the dispute for all prior years, with no admission of liability and provides clarity in relation to certain future taxation principles.

The final net impact of the ATO settlement was $238.7 million, which represents a gross amount of $381.7 million, including interest and penalties of $48.1 million, and adjustments for credits and deductions of $143.0 million. As a result of the ATO settlement and due to movements in foreign currencies, we recorded a benefit of $14.1 million within other comprehensive income, and a $4.1 million reduction of tax credits, which was recorded to income tax expense. As a result of the ATO settlement, we reversed our previously recorded uncertain tax position.

On September 28, 2021, we remitted final payment to the ATO of $284.8 million, consisting of the agreed settlement amount of $381.7 million less prior remittances made to the ATO of $96.9 million.

(7)      Product Warranties

Changes in the liability for warranty costs, which is included in accrued expenses in our condensed consolidated balance sheets, are as follows (in thousands):

	Three Months Ended September 30,
	2021	2020
Balance at the beginning of the period	$22,032	$21,132
Warranty accruals for the period	5,413	5,347
Warranty costs incurred for the period	(3,972)	(3,428)
Foreign currency translation adjustments	(513)	640
Balance at the end of the period	$22,960	$23,691

(8)      Debt

Debt consisted of the following (in thousands):

	September 30, 2021	June 30, 2021
Short-term debt	$12,000	$12,000
	-
Long-term debt	$796,000	$646,000
Deferred borrowing costs	(2,332)	(2,649)
Long-term debt, net	$793,668	$643,351
Total debt	$805,668	$655,351

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

The Revolving Credit Agreement and Term Credit Agreement each terminate on April 17, 2023, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement also amortize on a semi-annual basis, with a $6.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts bear interest at a rate equal to LIBOR plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). At September 30, 2021, the interest rate that was being charged on the outstanding principal amounts was 0.9%. An applicable commitment fee of 0.100% to 0.175% (depending on the then-applicable leverage ratio) applies on the unused portion of the revolving credit facility. As of September 30, 2021, we had $1.5 billion available for draw down under the revolving credit facility.

We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As the Revolving Credit and Term Credit Agreements’ interest rate is calculated as LIBOR plus the spreads described above, its carrying amount is equivalent to its fair value as at September 30, 2021 and June 30, 2021, which was $308.0 million and $158.0 million, respectively. Quoted market prices in active markets for identical liabilities based inputs (Level 1) were used to estimate fair value.

Senior Notes

On July 10, 2019, we entered into a Note Purchase Agreement with the purchasers to that agreement, in connection with the issuance and sale of $250.0 million principal amount of our 3.24% senior notes due July 10, 2026, and $250.0 million principal amount of our 3.45% senior notes due July 10, 2029 (collectively referred to as the “Senior Notes”). Our obligations under the Note Purchase Agreement and the Senior Notes are unconditionally and irrevocably guaranteed by certain of our direct and indirect U.S. subsidiaries. The net proceeds from this transaction were used to pay down borrowings on our Revolving Credit Agreement.

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

We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As of September 30, 2021 and June 30, 2021 the Senior Notes had a carrying amount of $500.0 million, excluding deferred borrowing costs, and an estimated fair value of $527.2 million and $530.4 million, respectively. Quoted market prices in active markets for identical liabilities based inputs (Level 1) were used to estimate fair value.

At September 30, 2021, we were in compliance with our debt covenants and there was $808.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes.

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

The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 1,322 and 109,475 for the three months ended September 30, 2021 and 2020, respectively, as the effect would have been anti-dilutive.

Basic and diluted earnings per share are calculated as follows (in thousands except per share data):

	Three Months Ended September 30,
	2021	2020
Numerator:
Net income	$203,613	$178,372
Denominator:
Basic weighted-average common shares outstanding	145,680	144,900
Effect of dilutive securities:
Stock options and restricted stock units	1,180	1,200
Diluted weighted average shares	146,860	146,100
Basic earnings per share	$1.40	$1.23
Diluted earnings per share	$1.39	$1.22

(10)      Legal Actions and Contingencies

Litigation

In the normal course of business, we are subject to routine litigation incidental to our business. While the results of this litigation cannot be predicted with certainty, we believe that their final outcome will not, individually or in aggregate, have a material adverse effect on our consolidated financial statements taken as a whole.

On June 2, 2021, New York University filed a complaint for patent infringement in the United States District Court, District of Delaware against ResMed Inc., case no. 1:21-cv-00813 (CFC). The complaint alleges that the AutoSet and AutoRamp features of ResMed’s AirSense 10 AutoSet flow generators infringe one or more claims of various patents. According to the complaint, the patents are directed to systems and methods for diagnosing and treating patient sleeping disorders during different sleep states. The complaint seeks money damages and attorneys’ fees. ResMed answered the complaint on September 30, 2021 and filed a motion to dismiss the complaint on the basis that the patents are invalid because the subject matter of the patents is not patentable under the Supreme Court and Federal Circuit precedent. The motion to dismiss is pending.

On January 27, 2021, the International Trade Commission instituted In Re Certain UMTS and LTE Cellular Communications Modules and Products Containing the Same, Investigation No. 337-TA-1240, by complainants Philips RS North America, LLC and Koninklijke Philips N.V. (collectively “Philips”) against Quectel Wireless Solutions Co., Ltd; Thales DIS AIS USA, LLC, Thales DIS AIS Deutschland GmbH; Telit Wireless Solutions, Inc., Telit Communications PLC, CalAmp. Corp., Xirgo Technologies, LLC, and Laird Connectivity, Inc. (collectively “respondents”). In the ITC investigation, Philips seeks an order excluding communications modules, and products that contain them, from importation into the United States based on alleged infringement of 3G and 4G standard essential patents held by Philips. On October 6-14, 2021, the administrative law judge held a hearing on the merits and is expected to issue an initial determination on or about January 27, 2022. On December 17, 2020, Philips filed companion cases for patent infringement against the same defendants in the United States District Court for the District of Delaware, case nos. 1:20-cv-01707, 01708, 01709, 01710, 01711, and 01713 (CFC) seeking damages, an injunction, and a declaration from the court on the amount of a fair reasonable and non-discriminatory license rate for the standard essential patents it is asserting against the defendants. The district court cases have been stayed pending the ITC proceedings. ResMed is not a party to the ITC investigation or the district court cases but sells products that incorporate some of the communications modules at issue in the cases.

Based on currently available information, we are unable to make a reasonable estimate of loss or range of losses, if any, arising from these matters.

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

During the three months ended September 30, 2021 and September 30, 2020, receivables sold with limited recourse were $49.5 million and $30.6 million, respectively. As of September 30, 2021, the maximum exposure on outstanding receivables sold with recourse and contingent provision were $36.0 million and $8.1 million, respectively. As of June 30, 2021, the maximum exposure on outstanding receivables sold with recourse and contingent provision were $30.2 million and $8.2 million, respectively.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This report contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to, our management. All statements other than statements regarding historical facts are forward-looking statements. The words “believe,” “expect,” “intend,” “anticipate,” “will continue,” “will,” “estimate,” “plan,” “future” and other similar expressions, and negative statements of such expressions, generally identify forward-looking statements, including, in particular, statements regarding expectations of future revenue or earnings, expenses, new product development, new product launches, new markets for our products, litigation, tax outlook and the effects of competition and public health crises (including the COVID-19 pandemic) on our business. These forward-looking statements are made in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements reflect the views of our management at the time the statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified in our annual report on Form 10-K for the fiscal year ended June 30, 2021 and elsewhere in this report. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources.

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

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described in our annual report on Form 10-K for the fiscal year ended June 30, 2021, in addition to the other cautionary statements and risks described elsewhere in this report and in our other filings with the Securities and Exchange Commission (“SEC”), including our subsequent reports on Forms 10-Q and 8-K. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three months ended September 30, 2021. Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes included in this report.

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

We are committed to ongoing investment in research and development and product enhancements. During the three months ended September 30, 2021, we invested $60.0 million on research and development activities, which represents 6.6% of net revenues, with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs. During the three months ended September 30, 2021 we continued the launch of AirSense 11, which introduces new features such as a touch screen, algorithms for patients new to therapy and digital enhancements and over-the-air update capabilities. Due to multiple acquisitions, including Brightree in April 2016, HEALTHCAREfirst in July 2018 and MatrixCare in November 2018, our operations now include out-of-hospital software platforms designed to support the professionals and caregivers who help people stay healthy in the home or care setting of their choice. These platforms comprise our SaaS business. These products, our cloud-based remote monitoring and therapy management system, and a robust product pipeline, should continue to provide us with a strong platform for future growth.

We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry (“Sleep and Respiratory Care”) and the supply of business management software as a service to out-of-hospital health providers (“SaaS”).

Net revenue for the three months ended September 30, 2021 was $904.0 million, an increase of 20% compared to the three months ended September 30, 2020. Gross margin was 56.0% for the three months ended September 30, 2021 compared to 58.3% for the three months ended September 30, 2020. Diluted earnings per share was $1.39 for the three months ended September 30, 2021, compared to diluted earnings per share of $1.22 for the three months ended September 30, 2020.

At September 30, 2021, our cash and cash equivalents totaled $276.1 million, our total assets were $4.7 billion and our stockholders’ equity was $3.0 billion.

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

During the three months ended September 30, 2021, we did not observe material incremental demand for our ventilator devices and masks associated with the COVID-19 pandemic. Although there is still substantial uncertainty, we believe the global demand for ventilators and other respiratory support devices used to treat COVID-19 patients has largely been met. As such, we do not expect material COVID-19-generated demand for our ventilator products for the remainder of the fiscal year ending June 30, 2022.

Diagnostic pathways for sleep apnea treatment, including physician practices, home medical equipment, or HME, suppliers and sleep clinics, have been impacted and, in some instances, been required, to temporarily close due to governments’ “shelter-in-place” orders, quarantines or similar orders or restrictions enacted to control the spread of COVID-19. In some countries, new patients are prescribed sleep apnea treatment through hospitals that are directing their resources to critical care, including COVID-19 treatment. The impact on these diagnostic and prescription pathways has resulted in a decrease in demand from new patients for our products designed to treat sleep apnea. Although certain governments have begun to reduce or remove COVID-19 restrictions and implement vaccination programs to varying degrees, we are uncertain as to the duration and extent of the impact on demand for our sleep devices. However, due to the nature of the installed base of existing patients using our devices, we have not seen any significant adverse impact on demand for re-supply of our masks.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Net Revenue

Net revenue for the three months ended September 30, 2021 increased to $904.0 million from $751.9 million for the three months ended September 30, 2020, an increase of $152.1 million or 20% (a 19% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Three Months Ended September 30,
	2021	2020	% Change	Constant Currency*
U.S., Canada and Latin America
Devices	$275,932	$197,393	40%
Masks and other	215,106	205,760	5
Total Sleep and Respiratory Care	$491,038	$403,153	22
Software as a Service	97,516	92,143	6
Total	$588,554	$495,296	19
Combined Europe, Asia and other markets
Devices	$218,226	$176,026	24%	22%
Masks and other	97,235	80,622	21	18
Total Sleep and Respiratory Care	$315,461	$256,648	23	21
Global revenue
Devices	$494,158	$373,419	32%	31%
Masks and other	312,341	286,382	9	8
Total Sleep and Respiratory Care	$806,499	$659,801	22	21
Software as a Service	97,516	92,143	6	6
Total	$904,015	$751,944	20	19

*Constant currency numbers exclude the impact of movements in international currencies.

Sleep and Respiratory Care

Net revenue from our Sleep and Respiratory Care business for the three months ended September 30, 2021 was $806.5 million, an increase of 22% compared to net revenue for the three months ended September 30, 2020. Movements in international currencies against the U.S. dollar positively impacted net revenue by approximately $6.2 million for the three months ended September 30, 2021. Excluding the impact of currency movements, total Sleep and Respiratory Care net revenue for the three months ended September 30, 2021 increased by 21% compared to the three months ended September 30, 2020. The increase in net revenue was primarily attributable to an increase in unit sales of our devices and masks, including recovery of core sleep patient flow that was previously impacted by the pandemic and increased demand following a recent product recall by one of our competitors, partially offset by decreased COVID-19 related demand for our ventilators.

Net revenue from our Sleep and Respiratory Care business in the U.S., Canada and Latin America for the three months ended September 30, 2021 increased to $491.0 million from $403.2 million for the three months ended September 30, 2020, an increase of $87.9 million or 22%. The increase was primarily due to an increase in unit sales of our devices and masks, including recovery of core sleep patient flow that was previously impacted by the pandemic and increased demand following a recent product recall by one of our competitors, partially offset by decreased COVID-19 related demand for our ventilators.

Net revenue in combined Europe, Asia and other markets increased for the three months ended September 30, 2021 to $315.5 million from $256.6 million for the three months ended September 30, 2020, an increase of $58.8 million or 23% (a 21% increase on a constant currency basis). The constant currency increase in sales in combined Europe, Asia and other markets predominantly reflects an increase in unit sales of our devices and masks, including recovery of core sleep patient flow that was previously impacted by the pandemic and increased demand following a recent product recall by one of our competitors, partially offset by decreased COVID-19-related demand for our ventilators.

Net revenue from devices for the three months ended September 30, 2021 increased to $494.2 million from $373.4 million for the three months ended September 30, 2020, an increase of $120.7 million or 32%, including an increase of 40% in the U.S., Canada and Latin America and an increase of 24% in combined Europe, Asia and other markets (a 22% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the three months ended September 30, 2021 increased by 31%.

Net revenue from masks and other for the three months ended September 30, 2021 increased to $312.3 million from $286.4 million for the three months ended September 30, 2020, an increase of $26.0 million or 9%, including an increase of 5% in the U.S., Canada and Latin America and an increase of 21% in combined Europe, Asia and other markets (an 18% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales increased by 8%, compared to the three months ended September 30, 2020.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Software as a Service

Net revenue from our SaaS business for the three months ended September 30, 2021 was $97.5 million, an increase of 6% compared to the three months ended September 30, 2020. The increase was predominantly due to continued growth in resupply service offerings and stabilizing patient flow in out-of-hospital care settings.

Gross Profit and Gross Margin

Gross profit increased for the three months ended September 30, 2021 to $506.3 million from $438.7 million for the three months ended September 30, 2020, an increase of $67.6 million or 15%. Gross margin, which is gross profit as a percentage of net revenue, for the three months ended September 30, 2021 was 56.0% compared to 58.3% for the three months ended September 30, 2020.

The decrease in gross margin for the three months ended September 30, 2021 compared to three months ended September 30, 2020 was due primarily to higher manufacturing and logistics costs and declines in average selling prices.

Operating Expenses

The following table summarizes our operating expenses (in thousands):

	Three Months Ended September 30,
	2021	2020	Change	% Change	Constant Currency
Selling, general, and administrative	$176,719	$158,989	$17,730	11%	10%
as a % of net revenue	19.5%	21.1%
Research and development	59,950	54,533	5,417	10%	9%
as a % of net revenue	6.6%	7.3%
Amortization of acquired intangible assets	7,707	8,243	(536)	(7)%	(7)%

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased for the three months ended September 30, 2021 to $176.7 million from $159.0 million for the three months ended September 30, 2020, an increase of $17.7 million or 11%. Selling, general, and administrative expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $1.6 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general, and administrative expenses for the three months ended September 30, 2021 increased by 10% compared to the three months ended September 30, 2020. As a percentage of net revenue, selling, general, and administrative expenses were 19.5% for the three months ended September 30, 2021, compared to 21.1% for the three months ended September 30, 2020.

The constant currency increase in selling, general, and administrative expenses was primarily due to increases in employee-related costs during the three months ended September 30, 2021 compared to three months ended September 30, 2020.

Research and Development Expenses

Research and development expenses increased for the three months ended September 30, 2021 to $60.0 million from $54.5 million for the three months ended September 30, 2020, an increase of $5.4 million, or 10%. Research and development expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $0.7 million for the three months ended September 30, 2021, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses increased by 9% compared to the three months ended September 30, 2020. As a percentage of net revenue, research and development expenses were 6.6% for the three months ended September 30, 2021, compared to 7.3% for the three months ended September 30, 2020.

The increase in research and development expenses in constant currency terms was primarily due to increased investment in our digital health technologies and SaaS solutions.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended September 30, 2021 totaled $7.7 million compared to $8.2 million for the three months ended September 30, 2020.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total Other Income (Loss), Net

The following table summarizes our other income (loss) (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Interest (expense) income, net	$(5,360)	$(6,725)	$1,365
Loss attributable to equity method investments	(1,386)	(2,288)	902
Gain (loss) on equity investments	5,612	8,476	(2,864)
Other, net	(1,991)	(505)	(1,486)
Total other income (loss), net	$(3,125)	$(1,042)	$(2,083)

Total other income (loss), net for the three months ended September 30, 2021 was a loss of $3.1 million compared to a loss of $1.0 million for the three months ended September 30, 2020. The increase in loss was primarily due to lower net unrealized gains associated with our investments in marketable and non-marketable equity securities, which were a gain of $5.6 million for the three months ended September 30, 2021 compared to a gain of $8.5 million for the three months ended September 30, 2020. This was offset by a decrease in interest expense, net, to $5.4 million for the three months ended September 30, 2021 compared to $6.7 million for the three months ended September 30, 2020. We also recorded lower losses attributable to equity method investments for the three months ended September 30, 2021 of $1.4 million compared to $2.3 million for the three months ended September 30, 2020.

Income Taxes

Our effective income tax rate for the three months ended September 30, 2021 was 21.3% as compared to 17.4% for the three months ended September 31, 2020. The increase to our effective tax rate was primarily related to changes in the geographic mix of our earnings. Our Singapore operations operate under certain tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2030. As a result of the U.S. Tax Act, we treated all non-U.S. historical earnings as taxable during the year ended June 30, 2018. Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax, if repatriated.

On September 19, 2021, we concluded the settlement agreement with the Australian Taxation Office (“ATO”) in relation to the previously disclosed transfer pricing dispute for the tax years 2009 through 2018 (“ATO settlement”). The ATO settlement fully resolved the dispute for all prior years, with no admission of liability and provides clarity in relation to certain future taxation principles.

The final net impact of the ATO settlement was $238.7 million, which represents a gross amount of $381.7 million, including interest and penalties of $48.1 million, and adjustments for credits and deductions of $143.0 million. As a result of the ATO settlement and due to movements in foreign currencies, we recorded a benefit of $14.1 million within other comprehensive income, and a $4.1 million reduction of tax credits, which was recorded to income tax expense. As a result of the ATO settlement, we reversed our previously recorded uncertain tax position.

On September 28, 2021, we remitted final payment to the ATO of $284.8 million, consisting of the agreed settlement amount of $381.7 million less prior remittances made to the ATO of $96.9 million.

Net Income and Earnings per Share

As a result of the factors above, our net income for the three months ended September 30, 2021 was $203.6 million compared to net income of $178.4 million for the three months ended September 30, 2020, an increase of 14%. Our diluted earnings per share for the three months ended September 30, 2021 was $1.39 per diluted share compared to diluted earnings per share of $1.22 for the three months ended September 30, 2020, an increase of 14%.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The measure “non-GAAP cost of sales” is equal to GAAP cost of sales less amortization of acquired intangible assets relating to cost of sales. The measure “non-GAAP gross profit” is the difference between GAAP net revenue and non-GAAP cost of sales, and “non-GAAP gross margin” is the ratio of non-GAAP gross profit to GAAP net revenue.

These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except percentages):

	Three Months Ended
	September 30, 2021	September 30, 2020
GAAP Net revenue	$904,015	$751,944

GAAP Cost of sales	$397,726	$313,283
Less: Amortization of acquired intangibles	(11,059)	(11,979)
Non-GAAP cost of sales	$386,667	$301,304

GAAP gross profit	$506,289	$438,661
GAAP gross margin	56.0%	58.3%
Non-GAAP gross profit	$517,348	$450,640
Non-GAAP gross margin	57.2%	59.9%

The measure “non-GAAP income from operations” is equal to GAAP income from operations once adjusted for amortization of acquired intangibles. Non-GAAP income from operations is reconciled with GAAP income from operations below (in thousands):

	Three Months Ended
	September 30, 2021	September 30, 2020
GAAP income from operations	$261,913	$216,896
Amortization of acquired intangibles - cost of sales	11,059	11,979
Amortization of acquired intangibles - operating expenses	7,707	8,243
Non-GAAP income from operations	$280,679	$237,118

The measure “non-GAAP net income” is equal to GAAP net income once adjusted for amortization of acquired intangibles (net of tax), reserve for disputed tax positions and (gain) loss on equity investments. The measure “non-GAAP diluted earnings per share” is the ratio of non-GAAP net income to diluted shares outstanding. These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except for per share amounts):

	Three Months Ended
	September 30, 2021	September 30, 2020
GAAP net income	$203,613	$178,372
Amortization of acquired intangibles - cost of sales, net of tax	8,435	9,169
Amortization of acquired intangibles - operating expenses, net of tax	5,878	6,309
Reserve for disputed tax positions	4,111	-
(Gain) loss on equity investments	-	(8,476)
Non-GAAP net income	$222,037	$185,374
Diluted shares outstanding	146,860	146,100
GAAP diluted earnings per share	$1.39	$1.22
Non-GAAP diluted earnings per share	$1.51	$1.27

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations and access to our revolving credit facility. Our primary uses of cash have been for research and development activities, selling and marketing activities, capital expenditures, strategic acquisitions and investments, dividend payments and repayment of debt obligations. We expect that cash provided by operating activities may fluctuate in future periods as a result of several factors, including fluctuations in our operating results, which include impacts from the COVID-19 pandemic, working capital requirements and capital deployment decisions.

Our future capital requirements will depend on many factors including our growth rate in net revenue, third-party reimbursement of our products for our customers, the timing and extent of spending to support research development efforts, the expansion of selling, general and administrative activities, the timing of introductions of new products, the expenditures associated with possible future acquisitions, investments or other business combination transactions, and impacts from the COVID-19 pandemic. As we assess inorganic growth strategies, we may need to supplement our internally generated cash flow with outside sources. If we are required to access the debt market, we believe that we will be able to secure reasonable borrowing rates. As part of our liquidity strategy, we will continue to monitor our current level of earnings and cash flow generation as well as our ability to access the market considering those earning levels.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2021 and June 30, 2021, we had cash and cash equivalents of $276.1 million and $295.3 million, respectively. Our cash and cash equivalents held within the United States at September 30, 2021 and June 30, 2021 were $94.5 million and $106.7 million, respectively. Our remaining cash and cash equivalent balances at September 30, 2021 and June 30, 2021, were $181.6 million and $188.6 million, respectively. Our cash and cash equivalent balances are held at highly rated financial institutions.

As of September 30, 2021, we had $1.5 billion available for draw down under the revolver credit facility and a combined total of $1.7 billion in cash and available liquidity under the revolving credit facility.

As a result of the U.S. Tax Act, we treated all non-U.S. historical earnings as taxable, which resulted in additional tax expense of $126.9 million which was payable over the proceeding eight years. Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax if repatriated.

We believe that our current sources of liquidity will be sufficient to fund our operations, including expected capital expenditures, for the next 12 months and beyond.

Revolving Credit Agreement, Term Credit Agreement and Senior Notes

On April 17, 2018, we entered into an amended and restated credit agreement (as amended from time to time, the “Revolving Credit Agreement”). The Revolving Credit Agreement, among other things, provided a senior unsecured revolving credit facility of $800.0 million, with an uncommitted option to increase the revolving credit facility by an additional $300.0 million. Additionally, on April 17, 2018, ResMed Limited entered into a Syndicated Facility Agreement (the “Term Credit Agreement”). The Term Credit Agreement, among other things, provides ResMed Limited a senior unsecured term credit facility of $200.0 million. On November 5, 2018, we entered into a first amendment to the Revolving Credit Agreement to, among other things, increase the size of our senior unsecured revolving credit facility from $800.0 million to $1.6 billion, with an uncommitted option to increase the revolving credit facility by an additional $300.0 million. The Revolving Credit Agreement and Term Credit Agreement each terminate on April 17, 2023, when all unpaid principal and interest under the loans must be repaid. As of September 30, 2021, we had $1.5 billion available for draw down under the revolving credit facility.

On July 10, 2019, we entered into a Note Purchase Agreement with the purchasers to that agreement, in connection with the issuance and sale of $250.0 million principal amount of our 3.24% senior notes due July 10, 2026, and $250.0 million principal amount of our 3.45% senior notes due July 10, 2029 (“Senior Notes”).

On September 30, 2021, there was a total of $808.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes. We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and debt facilities.

Cash Flow Summary

The following table summarizes our cash flow activity (in thousands):

	Three Months Ended September 30,
	2021	2020
Net cash (used in) / provided by operating activities	$(65,657)	$143,999
Net cash used in investing activities	(41,874)	(22,110)
Net cash (used in) / provided by financing activities	92,970	(175,258)
Effect of exchange rate changes on cash	(4,568)	11,627
Net decrease in cash and cash equivalents	$(19,129)	$(41,742)

Operating Activities

Cash used in operating activities was $65.7 million for the three months ended September 30, 2021, compared to cash provided of $144.0 million for the three months ended September 30, 2020. The $209.7 million decrease in cash flow from operations was primarily due to the payment of our tax settlement with the ATO of $284.8 million, offset by an increase in operating profit and net changes in working capital balances compared to the three months ended September 30, 2020.

Investing Activities

Cash used in investing activities was $41.9 million for the three months ended September 30, 2021, compared to cash used of $22.1 million for the three months ended September 30, 2020. The $19.8 million decrease in cash flow from investing activities was primarily due to an increase in capital expenditures and a net decrease in proceeds on maturity of foreign currency contracts compared to three months ended September 30, 2020.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financing Activities

Cash provided by financing activities was $93.0 million for the three months ended September 30, 2021, compared cash used of $175.3 million for the three months ended September 30, 2020. The $268.2 million increase in cash flow from financing activities was primarily due to borrowing activity under our Revolving Credit Agreement. We borrowed $150.0 million during the three months ended September 30, 2021, compared to a net repayment of $120.0 million during the three months ended September 30, 2020.

Dividends

During the three months ended September 30, 2021, we paid cash dividends of $0.42 per common share totaling $61.2 million. On October 28, 2021, our board of directors declared a cash dividend of $0.42 per common share, to be paid on December 16, 2021, to shareholders of record as of the close of business on November 11, 2021. Future dividends are subject to approval by our board of directors.

Common Stock

Since the inception of our share repurchase programs and through September 30, 2021, we have repurchased a total of 41.8 million shares for an aggregate of $1.6 billion. We have temporarily suspended our share repurchase program due to recent acquisitions, and more recently, as a response to the COVID-19 pandemic. Accordingly, we did not repurchase any shares during the three months ended September 30, 2021 and 2020. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares of common stock outstanding used in calculating earnings (loss) per share. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. At September 30, 2021, 12.9 million additional shares can be repurchased under the approved share repurchase program.

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

For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended June 30, 2021.

Recently Issued Accounting Pronouncements

See note 1 to the unaudited condensed consolidated financial statements for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.

Contractual Obligations and Commitments

As of September 30, 2021, there were no material changes outside of the ordinary course of business in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Off-Balance Sheet Arrangements

As of September 30, 2021, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information (in U.S. dollars) on our foreign currency denominated operating assets and liabilities and after considering our foreign currency hedging activities as of September 30, 2021 (in thousands):

	U.S.		Canadian	Chinese
	Dollar	Euro	Dollar	Yuan
	(USD)	(EUR)	(CAD)	(CNY)
AUD Functional:
Net Assets/(Liabilities)	(56,908)	(38,035)	-	11,386
Foreign Currency Hedges	80,000	-	-	(12,410)
Net Total	23,092	(38,035)	-	(1,023)
USD Functional:
Net Assets/(Liabilities)	-	(8)	22,695	-
Foreign Currency Hedges	-	-	(19,727)	-
Net Total	-	(8)	2,968	-
EURO Functional:
Net Assets/(Liabilities)	(44,001)	-	-	-
Foreign Currency Hedges	40,000	-	-	-
Net Total	(4,001)	-	-	-
SGD Functional:
Net Assets/(Liabilities)	282,301	10,300	-	916
Foreign Currency Hedges	(300,000)	-	-	-
Net Total	(17,699)	10,300	-	916

PART I – FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

The table below provides information about our material foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars and forward contracts held at September 30, 2021. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

				Fair Value Assets / (Liabilities)
Foreign Exchange Contracts	Year 1	Year 2	Total	September 30, 2021	June 30, 2021
USD/AUD
Contract amount	80,000	-	80,000	783	(652)
Ave. contractual exchange rate	USD 1 = AUD 1.3702		USD 1 = AUD 1.3702
AUD/Euro
Contract amount	46,308	-	46,308	(166)	1,172
Ave. contractual exchange rate	AUD 1 = Euro 0.6547		AUD 1 = Euro 0.6547
SGD/Euro
Contract amount	23,154	-	23,154	84	(88)
Ave. contractual exchange rate	SGD 1 = Euro 0.6369	-	SGD 1 = Euro 0.6369
SGD/USD
Contract amount	300,000	-	300,000	(1,185)	(177)
Ave. contractual exchange rate	SGD 1 = USD 0.7392		SGD 1 = USD 0.7392
AUD/CNY
Contract amount	12,410	-	12,410	(672)	(130)
Ave. contractual exchange rate	AUD 1 = CNY 5.0312		AUD 1 = CNY 5.0312
USD/EUR
Contract amount	40,000	-	40,000	490	169
Ave. contractual exchange rate	USD 1 = EUR 0.8527		USD 1 = EUR 0.8527
USD/CAD
Contract amount	19,727	-	19,727	384	(44)
Ave. contractual exchange rate	USD 1 = CAD 1.2431		USD 1 = CAD 1.2431

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At September 30, 2021, we held cash and cash equivalents of $276.1 million principally comprised of bank term deposits and at-call accounts and are invested at both short-term fixed interest rates and variable interest rates. At September 30, 2021, there was $308.0 million outstanding under the Revolving Credit Agreement and Term Credit Agreement, which are subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended September 30, 2021, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION	Item 1-6

RESMED INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

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

Item 1A      Risk Factors

The discussion of our business and operations should be read together with the risk factors and contained in our annual report on Form 10-K for the fiscal year ended June 30, 2021, which was filed with the SEC and describe various material risks and uncertainties to which we are or may become subject. As of September 30, 2021, there have been no further material changes to such risk factors.

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

We temporarily suspended our share repurchase program due to recent acquisitions, and more recently, as a response to the COVID-19 pandemic. As a result, we did not repurchase any shares during the three months ended September 30, 2021. However, there is no expiration date for this program, and we may, at any time, elect to resume the share repurchase program as the circumstances allow. Since the inception of the share buyback programs, we have repurchased 41.8 million shares at a total cost of $1.6 billion. At September 30, 2021, 12.9 million additional shares of common stock can be repurchased under the approved share repurchase program.

Item 3      Defaults Upon Senior Securities

None

Item 4      Mine Safety Disclosures

None

Item 5      Other Information

None

PART II – OTHER INFORMATION	Item 1-6

RESMED INC. AND SUBSIDIARIES

Item 6      Exhibits

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	First Restated Certificate of Incorporation of ResMed Inc., as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2013)
3.2	Sixth Amended and Restated Bylaws of ResMed Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2020)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on October 28, 2021, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

PART II – OTHER INFORMATION	Signatures

RESMED INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 28, 2021

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief financial officer
(Principal Financial Officer)