Form 10-Q
period 2021-12-31
RESMED INC
filed 2022-01-28
CIK 943819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________________________________________________________________________________

FORM 10-Q

______________________________________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

At January 24, 2022 there were 146,234,244 shares of Common Stock ($0.004 par value) outstanding. This number excludes 41,836,234 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1

Item 1. Financial Statements

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In US$ and in thousands, except share and per share data)

	December 31, 2021	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$194,476	$295,278
Accounts receivable, net of allowances of $28,215 and $32,138 at December 31, 2021 and June 30, 2021, respectively	526,036	614,292
Inventories (note 3)	592,146	457,033
Prepaid taxes	89,229	72,409
Prepaid expenses and other current assets	145,353	135,745
Total current assets	1,547,240	1,574,757
Non-current assets:
Property, plant and equipment, net (note 3)	477,778	463,490
Operating lease right-of-use assets	146,045	128,575
Goodwill (note 4)	1,951,459	1,927,901
Other intangible assets, net (note 3)	372,013	392,582
Deferred income taxes	74,669	79,904
Prepaid taxes and other non-current assets	165,538	160,916
Total non-current assets	3,187,502	3,153,368
Total assets	$4,734,742	$4,728,125
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$163,369	$138,008
Accrued expenses	286,803	320,599
Operating lease liabilities, current	23,912	23,585
Deferred revenue	111,647	109,611
Income taxes payable (note 6)	23,333	307,963
Short-term debt, net (note 8)	12,000	12,000
Total current liabilities	621,064	911,766
Non-current liabilities:
Deferred revenue	94,427	91,496
Deferred income taxes	12,873	11,319
Operating lease liabilities, non-current	132,970	114,779
Other long-term liabilities	6,350	6,802
Long-term debt, net (note 8)	667,979	643,351
Long-term income taxes payable (note 6)	53,244	62,933
Total non-current liabilities	967,843	930,680
Total liabilities	1,588,907	1,842,446
Commitments and contingencies (note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $0.004 par value, 350,000,000 shares authorized; 188,048,404 issued and 146,212,170 outstanding at December 31, 2021 and 187,484,592 issued and 145,648,358 outstanding at June 30, 2021	585	583
Additional paid-in capital	1,629,031	1,622,199
Retained earnings	3,362,570	3,079,640
Treasury stock, at cost, 41,836,234 shares at December 31, 2021 and June 30, 2021	(1,623,256)	(1,623,256)
Accumulated other comprehensive loss	(223,095)	(193,487)
Total stockholders’ equity	3,145,835	2,885,679
Total liabilities and stockholders’ equity	$4,734,742	$4,728,125

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In US$ and in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net revenue - Sleep and Respiratory Care products	$795,840	$708,178	$1,602,339	$1,367,979
Net revenue - Software as a Service	99,034	91,833	196,551	183,976
Net revenue	894,874	800,011	1,798,890	1,551,955

Cost of sales - Sleep and Respiratory Care products	343,194	293,862	692,876	562,852
Cost of sales - Software as a Service	36,131	32,502	73,117	64,816
Cost of sales (exclusive of amortization shown separately below)	379,325	326,364	765,993	627,668

Amortization of acquired intangible assets - Sleep and Respiratory Care products	1,072	1,140	1,972	3,095
Amortization of acquired intangible assets - Software as a Service	10,159	10,024	20,317	20,048
Amortization of acquired intangible assets	11,231	11,164	22,289	23,143
Total cost of sales	390,556	337,528	788,282	650,811
Gross profit	504,318	462,483	1,010,608	901,144

Selling, general, and administrative	185,362	169,470	362,082	328,459
Research and development	62,507	54,935	122,457	109,468
Amortization of acquired intangible assets	7,738	7,689	15,445	15,932
Restructuring expenses (note 11)	-	8,673	-	8,673
Total operating expenses	255,607	240,767	499,984	462,532
Income from operations	248,711	221,716	510,624	438,612
Other income (loss), net:
Interest (expense) income, net	(5,948)	(5,792)	(11,308)	(12,517)
Loss attributable to equity method investments (note 5)	(1,914)	(2,640)	(3,300)	(4,928)
Gain (loss) on equity investments (note 5)	(4,404)	(3,700)	1,208	4,776
Other, net	841	1,008	(1,150)	503
Total other income (loss), net	(11,425)	(11,124)	(14,550)	(12,166)
Income before income taxes	237,286	210,592	496,074	426,446
Income taxes	35,535	31,078	90,710	68,560
Net income	$201,751	$179,514	$405,364	$357,886
Basic earnings per share (note 9)	$1.38	$1.24	$2.78	$2.47
Diluted earnings per share (note 9)	$1.37	$1.23	$2.76	$2.45
Dividend declared per share	$0.42	$0.39	$0.84	$0.78
Basic shares outstanding (000's)	145,990	145,246	145,835	145,053
Diluted shares outstanding (000's)	147,040	146,421	147,044	146,350

 0

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In US$ and in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net income	$201,751	$179,514	$405,364	$357,886
Other comprehensive income (loss):
Foreign currency translation (loss) gain adjustments	(6,092)	77,040	(29,608)	120,831
Comprehensive income	$195,659	$256,554	$375,756	$478,717

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(In US$ and in thousands)

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance, June 30, 2021	187,485	$583	$1,622,199	(41,836)	$(1,623,256)	$3,079,640	$(193,487)	$2,885,679
Common stock issued on exercise of options	61	-	4,354	-	-	-	-	4,354
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	1	-	(195)	-	-	-	-	(195)
Stock-based compensation costs	-	-	17,303	-	-	-	-	17,303
Other comprehensive income	-	-	-	-	-	-	(23,516)	(23,516)
Net income	-	-	-	-	-	203,613	-	203,613
Dividends declared ($0.42 per common share)	-	-	-	-	-	(61,189)	-	(61,189)
Balance, September 30, 2021	187,547	$583	$1,643,661	(41,836)	$(1,623,256)	$3,222,064	$(217,003)	$3,026,049
Common stock issued on exercise of options	39	-	2,378	-	-	-	-	2,378
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	361	2	(49,832)	-	-	-	-	(49,830)
Common stock issued on employee stock purchase plan	101	-	16,723	-	-	-	-	16,723
Stock-based compensation costs	-	-	16,101	-	-	-	-	16,101
Other comprehensive income	-	-	-	-	-	-	(6,092)	(6,092)
Net income	-	-	-	-	-	201,751	-	201,751
Dividends declared ($0.42 per common share)	-	-	-	-	-	(61,245)	-	(61,245)
Balance, December 31, 2021	188,048	$585	$1,629,031	(41,836)	$(1,623,256)	$3,362,570	$(223,095)	$3,145,835

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(In US$ and in thousands)

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance, June 30, 2020	186,723	$580	$1,570,694	(41,836)	$(1,623,256)	$2,832,991	$(283,982)	$2,497,027
Common stock issued on exercise of options	18	-	1,026	-	-	-	-	1,026
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	3	-	227	-	-	-	-	227
Stock-based compensation costs	-	-	16,071	-	-	-	-	16,071
Other comprehensive income (loss)	-	-	-	-	-	-	43,791	43,791
Cumulative effect adjustment from adoption of the credit loss standard, net of tax	-	-	-	-	-	(1,143)	-	(1,143)
Net income	-	-	-	-	-	178,372	-	178,372
Dividends declared ($0.39 per common share)	-	-	-	-	-	(56,511)	-	(56,511)
Balance, September 30, 2020	186,744	$580	$1,588,018	(41,836)	$(1,623,256)	$2,953,709	$(240,191)	$2,678,860
Common stock issued on exercise of options	29	-	1,857	-	-	-	-	1,857
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	451	2	(46,734)	-	-	-	-	(46,732)
Common stock issued on employee stock purchase plan	116	-	15,729	-	-	-	-	15,729
Stock-based compensation costs	-	-	15,370	-	-	-	-	15,370
Other comprehensive income	-	-	-	-	-	-	77,040	77,040
Net income	-	-	-	-	-	179,514	-	179,514
Dividends declared ($0.39 per common share)	-	-	-	-	-	(56,654)	-	(56,654)
Balance, December 31, 2020	187,340	$582	$1,574,240	(41,836)	$(1,623,256)	$3,076,569	$(163,151)	$2,864,984

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1

RESMED INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In US$ and in thousands)

	Six Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$405,364	$357,886
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,891	80,046
Amortization of right-of-use assets	17,334	17,911
Stock-based compensation costs	33,404	31,441
Loss attributable to equity method investments (note 5)	3,300	4,928
(Gain) loss on equity investments (note 5)	(1,208)	(4,776)
Restructuring expenses (note 11)	-	8,673
Changes in fair value of business combination contingent consideration	-	500
Changes in operating assets and liabilities:
Accounts receivable	82,469	(19,259)
Inventories	(139,249)	(34,212)
Prepaid expenses, net deferred income taxes and other current assets	(21,389)	(29,875)
Accounts payable, accrued expenses, income taxes payable and other	(305,694)	(99,348)
Net cash provided by operating activities	154,222	313,915
Cash flows from investing activities:
Purchases of property, plant and equipment	(57,747)	(48,443)
Patent registration and acquisition costs	(13,737)	(8,367)
Business acquisitions, net of cash acquired	(35,915)	(437)
Purchases of investments (note 5)	(12,364)	(14,446)
(Payments) / proceeds on maturity of foreign currency contracts	(5,419)	19,922
Net cash used in investing activities	(125,182)	(51,771)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	23,455	18,614
Taxes paid related to net share settlement of equity awards	(50,025)	(46,507)
Proceeds from borrowings, net of borrowing costs	160,000	55,000
Repayment of borrowings	(136,000)	(406,000)
Dividends paid	(122,434)	(113,165)
Net cash used in financing activities	(125,004)	(492,058)
Effect of exchange rate changes on cash	(4,838)	22,623
Net decrease in cash and cash equivalents	(100,802)	(207,291)
Cash and cash equivalents at beginning of period	295,278	463,156
Cash and cash equivalents at end of period	$194,476	$255,865
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$382,903	$138,247
Interest paid	$5,948	$12,766
Fair value of assets acquired, excluding cash	$8,986	$-
Liabilities assumed	(2,492)	-
Goodwill on acquisition	33,499	-
Previously held equity interest	(4,078)	-
Cash paid for acquisitions	$35,915	$-

See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and the rules of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2022.

The condensed consolidated financial statements for the three and six months ended December 31, 2021 and December 31, 2020 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K (our “Form 10-K”) for the year ended June 30, 2021.

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

Disaggregation of revenue

The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
U.S., Canada and Latin America
Devices	$244,775	$204,997	$520,707	$402,390
Masks and other	242,032	221,764	457,139	427,524
Total Sleep and Respiratory Care	$486,807	$426,761	$977,846	$829,914
Software as a Service	99,034	91,833	196,551	183,976
Total	$585,841	$518,594	$1,174,397	$1,013,890
Combined Europe, Asia and other markets
Devices	$207,736	$187,992	$425,961	$364,018
Masks and other	101,297	93,425	198,532	174,047
Total Sleep and Respiratory Care	$309,033	$281,417	$624,493	$538,065
Global revenue
Devices	$452,511	$392,989	$946,668	$766,408
Masks and other	343,329	315,189	655,671	601,571
Total Sleep and Respiratory Care	$795,840	$708,178	$1,602,339	$1,367,979
Software as a Service	99,034	91,833	196,551	183,976
Total	$894,874	$800,011	$1,798,890	$1,551,955

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

Performance obligations and contract balances

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of risk and/or control of our products at a point in time. For products in our Sleep and Respiratory Care business, we transfer control and recognize a sale when products are shipped to the customer in accordance with the contractual shipping terms. For our SaaS business, revenue associated with professional services are recognized as they are provided. We defer the recognition of a portion of the consideration received when performance obligations are not yet satisfied. Consideration received from customers in advance of revenue recognition is classified as deferred revenue. Performance obligations resulting in deferred revenue in our Sleep and Respiratory Care business relate primarily to extended warranties on our devices and the provision of data for patient monitoring. Performance obligations resulting in deferred revenue in our SaaS business relate primarily to the provision of software access with maintenance and support over an agreed term and material rights associated with future discounts upon renewal of some SaaS contracts. Generally, deferred revenue will be recognized over a period of one year to five years. Our contracts do not contain significant financing components.

The following table summarizes our contract balances (in thousands):

	December 31, 2021	June 30, 2021	Balance sheet caption
Contract assets
Accounts receivable, net	$526,036	$614,292	Accounts receivable, net
Unbilled revenue, current	24,683	10,893	Prepaid expenses and other current assets
Unbilled revenue, non-current	7,593	6,214	Prepaid taxes and other non-current assets

Contract liabilities
Deferred revenue, current	(111,647)	(109,611)	Deferred revenue (current liabilities)
Deferred revenue, non-current	(94,427)	(91,496)	Deferred revenue (non-current liabilities)

Transaction price determination

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. In our Sleep and Respiratory Care segment, the amount of consideration received and revenue recognized varies with changes in marketing incentives (e.g. rebates, discounts, free goods) and returns offered to customers and their customers. When we give customers the right to return eligible products and receive credit, returns are estimated based on an analysis of historical experience. However, returns of products, excluding warranty-related returns, are infrequent and insignificant. We adjust the estimate of revenue at the earlier of when the most likely amount of consideration can be estimated, the amount expected to be received changes, or when the consideration becomes fixed.

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

The components of lease revenue were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Sales-type lease revenue	$1,565	$1,863	$5,652	$3,823
Operating lease revenue	24,426	25,026	49,583	49,805
Total lease revenue	$25,991	$26,889	$55,235	$53,628

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

(a) Recently adopted accounting pronouncements

ASU No. 2021-08 “Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”

In October 2021, the FASB issued ASU No. 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (Topic 805), which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. This approach differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. The guidance is effective for us beginning in the first quarter of the year ending June 30, 2024 and early adoption is permitted. We elected to early adopt this standard in the second quarter of our fiscal year ending June 30, 2022. We do not expect the adoption of ASU 2021-08 to have a material impact on our consolidated financial statements.

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

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

The table below presents a reconciliation of net revenues and net operating profit by reportable segments (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net revenue by segment
Total Sleep and Respiratory Care	$795,840	$708,178	$1,602,339	$1,367,979
Software as a Service	99,034	91,833	196,551	183,976
Total	$894,874	$800,011	$1,798,890	$1,551,955

Depreciation and amortization by segment
Sleep and Respiratory Care	$19,347	$13,244	$37,362	$26,391
Software as a Service	1,857	1,137	3,558	2,108
Amortization of acquired intangible assets and corporate assets	19,585	26,199	38,971	51,547
Total	$40,789	$40,580	$79,891	$80,046

Net operating profit by segment
Sleep and Respiratory Care	$282,556	$261,660	$579,781	$509,841
Software as a Service	22,999	24,291	45,019	47,877
Total	$305,555	$285,951	$624,800	$557,718

Reconciling items
Corporate costs	$37,875	$36,709	$76,442	$71,358
Amortization of acquired intangible assets	18,969	18,853	37,734	39,075
Restructuring expenses	-	8,673	-	8,673
Interest expense (income), net	5,948	5,792	11,308	12,517
Loss attributable to equity method investments	1,914	2,640	3,300	4,928
(Gain) loss on equity investments	4,404	3,700	(1,208)	(4,776)
Other, net	(841)	(1,008)	1,150	(503)
Income before income taxes	$237,286	$210,592	$496,074	$426,446

(3)      Supplemental Balance Sheet Information

Components of selected captions in the condensed consolidated balance sheets consisted of the following (in thousands):

Inventories	December 31, 2021	June 30, 2021
Raw materials	$322,599	$155,419
Work in progress	3,997	4,647
Finished goods	265,550	296,967
Total inventories	$592,146	$457,033

Property, Plant and Equipment	December 31, 2021	June 30, 2021
Property, plant and equipment, at cost	$1,111,406	$1,085,629
Accumulated depreciation and amortization	(633,628)	(622,139)
Property, plant and equipment, net	$477,778	$463,490

Other Intangible Assets	December 31, 2021	June 30, 2021
Developed/core product technology	$360,297	$383,319
Accumulated amortization	(231,386)	(239,049)
Developed/core product technology, net	128,911	144,270
Customer relationships	262,321	272,703
Accumulated amortization	(91,196)	(90,976)
Customer relationships, net	171,125	181,727
Other intangibles	204,219	197,662
Accumulated amortization	(132,242)	(131,077)
Other intangibles, net	71,977	66,585
Total other intangibles, net	$372,013	$392,582

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
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

(4)      Goodwill

A reconciliation of changes in our goodwill by reportable segment is as follows (in thousands):

	Six Months Ended December 31, 2021
	2021
	Sleep and Respiratory Care	SaaS	Total
Balance at the beginning of the period	$633,183	$1,294,718	$1,927,901
Business acquisitions	33,499	-	33,499
Foreign currency translation adjustments	(9,941)	-	(9,941)
Balance at the end of the period	$656,741	$1,294,718	$1,951,459

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

Equity investments by measurement category were as follows (in thousands):

Measurement category	December 31, 2021	June 30, 2021
Fair value	$19,566	$29,084
Measurement alternative	35,180	23,002
Equity method	13,854	17,154
Total	$68,600	$69,240

The following tables show a reconciliation of the changes in our equity investments (in thousands):

	Six Months Ended December 31, 2021
	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$23,002	$29,084	$17,154	$69,240
Net additions (reductions) to investments (1)	4,665	(3,213)	-	1,452
Observable price adjustments on non-marketable equity securities	5,367	-	-	5,367
Unrealized losses on marketable equity securities	-	(7,942)	-	(7,942)
Realized gains on marketable and non-marketable equity securities	2,355	1,637	-	3,992
Impairment of investments	(209)	-	-	(209)
Loss attributable to equity method investments	-	-	(3,300)	(3,300)
Carrying value at the end of the period	$35,180	$19,566	$13,854	$68,600

(1)Net additions (reductions) to investments includes additions from purchases, reductions due to exits of securities, or reclassifications due to our acquisition of an investee in which we held a prior equity interest.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended December 31, 2020
	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$30,033	$-	$14,109	$44,142
Additions to investments	1,946	-	12,500	14,446
Unrealized gains on marketable equity securities	-	4,776	-	4,776
Reclassifications (2)	(10,569)	10,569	-	-
Loss attributable to equity method investments	-	-	(4,928)	(4,928)
Carrying value at the end of the period	$21,410	$15,345	$21,681	$58,436

(2)During the six months ended December 31, 2020, one of our investments, which was previously accounted for under the measurement alternative, completed its initial public offering which resulted in a change of accounting methodology to fair value.

Net unrealized losses recognized for equity investments in non-marketable and marketable securities held as of December 31, 2021 for the three and six months ended December 31, 2021 were $6.9 million and $2.8 million, respectively. Net unrealized gains and losses recognized for equity investments in non-marketable and marketable securities held as of December 31, 2020 were a loss of $3.7 million for three months ended December 31, 2020 and a gain of $4.8 million for six months ended December 31, 2020.

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

(7)      Product Warranties

Changes in the liability for warranty costs, which is included in accrued expenses in our condensed consolidated balance sheets, are as follows (in thousands):

	Six Months Ended December 31,
	2021	2020
Balance at the beginning of the period	$22,032	$21,132
Warranty accruals for the period	9,751	8,309
Warranty costs incurred for the period	(6,932)	(7,075)
Foreign currency translation adjustments	(371)	1,903
Balance at the end of the period	$24,480	$24,269

(8)      Debt

Debt consisted of the following (in thousands):

	December 31, 2021	June 30, 2021
Short-term debt	$12,000	$12,000
	-
Long-term debt	$670,000	$646,000
Deferred borrowing costs	(2,021)	(2,649)
Long-term debt, net	$667,979	$643,351
Total debt	$679,979	$655,351

PART I – FINANCIAL INFORMATION	Item 1
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

The Revolving Credit Agreement and Term Credit Agreement each terminate on April 17, 2023, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement also amortize on a semi-annual basis, with a $6.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts bear interest at a rate equal to LIBOR plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). At December 31, 2021, the interest rate that was being charged on the outstanding principal amounts was 0.9%. An applicable commitment fee of 0.100% to 0.175% (depending on the then-applicable leverage ratio) applies on the unused portion of the revolving credit facility. As of December 31, 2021, we had $1.6 billion available for draw down under the revolving credit facility.

We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As the Revolving Credit and Term Credit Agreements’ interest rate is calculated as LIBOR plus the spreads described above, its carrying amount is equivalent to its fair value as at December 31, 2021 and June 30, 2021, which was $182.0 million and $158.0 million, respectively. Quoted market prices in active markets for similar liabilities based inputs (Level 2) were used to estimate fair value.

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
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As of December 31, 2021 and June 30, 2021 the Senior Notes had a carrying amount of $500.0 million, excluding deferred borrowing costs, and an estimated fair value of $525.8 million and $530.4 million, respectively. Quoted market prices in active markets for similar liabilities based inputs (Level 2) were used to estimate fair value.

At December 31, 2021, we were in compliance with our debt covenants and there was $682.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes.

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

The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 49,762 and 196,856 for the three months ended December 31, 2021 and 2020, respectively, and 25,470 and 154,888 for the six months ended December 31, 2021 and 2020, respectively, as the effect would have been anti-dilutive.

Basic and diluted earnings per share are calculated as follows (in thousands except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Numerator:
Net income	$201,751	$179,514	$405,364	$357,886
Denominator:
Basic weighted-average common shares outstanding	145,990	145,246	145,835	145,053
Effect of dilutive securities:
Stock options and restricted stock units	1,050	1,175	1,209	1,297
Diluted weighted average shares	147,040	146,421	147,044	146,350
Basic earnings per share	$1.38	$1.24	$2.78	$2.47
Diluted earnings per share	$1.37	$1.23	$2.76	$2.45

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
RESMED INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited)

On January 27, 2021, the International Trade Commission instituted In Re Certain UMTS and LTE Cellular Communications Modules and Products Containing the Same, Investigation No. 337-TA-1240, by complainants Philips RS North America, LLC and Koninklijke Philips N.V. (collectively “Philips”) against Quectel Wireless Solutions Co., Ltd; Thales DIS AIS USA, LLC, Thales DIS AIS Deutschland GmbH; Telit Wireless Solutions, Inc., Telit Communications PLC, CalAmp. Corp., Xirgo Technologies, LLC, and Laird Connectivity, Inc. (collectively “respondents”). In the ITC investigation, Philips seeks an order excluding communications modules, and products that contain them, from importation into the United States based on alleged infringement of 3G and 4G standard essential patents held by Philips. On October 6-14, 2021, the administrative law judge held a hearing on the merits. The administrative law judge is expected to issue his initial determination on March 4, 2022, and the full Commission is expected to issue its final determination on or about July 5, 2022. On December 17, 2020, Philips filed companion cases for patent infringement against the same defendants in the United States District Court for the District of Delaware, case nos. 1:20-cv-01707, 01708, 01709, 01710, 01711, and 01713 (CFC) seeking damages, an injunction, and a declaration from the court on the amount of a fair reasonable and non-discriminatory license rate for the standard essential patents it is asserting against the defendants. The district court cases have been stayed pending the ITC proceedings. ResMed is not a party to the ITC investigation or the district court cases but sells products that incorporate some of the communications modules at issue in the cases.

On October 1, 2021 ResMed acquired Ectosense, manufacturer of the NightOwl device used for home sleep testing. Prior to the acquisition, Ectosense was named as a defendant in a trademark and false advertising complaint filed by Itamar Medical Ltd. in the district court for the Southern District of Florida, case no. 20-cv-60719-WPD, based on Ectosense’s description of the NightOwl’s measurement of peripheral arterial tone and use of the acronym “PAT” in its advertising. Ectosense has filed a counterclaim for cancellation of Itamar’s “PAT” trademark and for false advertising by Itamar. Each party seeks damages and injunctive relief against the other. The parties are engaged in discovery and the matter is set for trial during the two-week court calendar commencing Monday, September 12, 2022.

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

During the six months ended December 31, 2021 and December 31, 2020, receivables sold with limited recourse were $94.2 million and $72.6 million, respectively. As of December 31, 2021, the maximum exposure on outstanding receivables sold with recourse and contingent provision were $41.1 million and $6.1 million, respectively. As of June 30, 2021, the maximum exposure on outstanding receivables sold with recourse and contingent provision were $30.2 million and $8.2 million, respectively.

(11)      Restructuring Expenses

In November 2020, we closed our Portable Oxygen Concentrator business, which was part of the Sleep and Respiratory Care segment. During the three and six months ended December 31, 2020, we recognized restructuring expenses of $13.9 million primarily related to inventory write-downs of $5.2 million, accelerated amortization of acquired intangible assets of $5.1 million, asset impairments of $2.3 million, employee-related costs of $0.7 million and contract cancellation costs of $0.6 million. Of the total expense recognized during the three and six months ended December 31, 2020, the inventory write-down of $5.2 million is presented within cost of sales and the remaining $8.7 million in restructuring costs is separately disclosed as restructuring expenses on the condensed consolidated statements of income. We did not incur additional material expenses in connection with this activity after December 31, 2020, and the restructure was completed as of June 30, 2021.

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

In addition, important factors to consider in evaluating such forward-looking statements include changes or developments in healthcare reform, social, economic, market, legal or regulatory circumstances, including the impact of public health crises such as the novel strain of coronavirus (COVID-19) that has spread globally, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, the actions or omissions of third parties, including suppliers, customers, competitors and governmental authorities and various other factors. If any one or more of these risks or uncertainties materialize, or underlying estimates or assumptions prove incorrect, actual results may vary significantly from those expressed in our forward-looking statements, and there can be no assurance that the forward-looking statements contained in this report will in fact occur.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is an overview of our results of operations for the three and six months ended December 31, 2021. Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes included in this report.

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

We are committed to ongoing investment in research and development and product enhancements. During the three months ended December 31, 2021, we invested $62.5 million on research and development activities, which represents 7.0% of net revenues, with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs. During the three months ended December 31, 2021 we continued the launch of AirSense 11, which introduces new features such as a touch screen, algorithms for patients new to therapy and digital enhancements and over-the-air update capabilities. Due to multiple acquisitions, including Brightree in April 2016, HEALTHCAREfirst in July 2018 and MatrixCare in November 2018, our operations now include out-of-hospital software platforms designed to support the professionals and caregivers who help people stay healthy in the home or care setting of their choice. These platforms comprise our SaaS business. These products, our cloud-based remote monitoring and therapy management system, and a robust product pipeline, should continue to provide us with a strong platform for future growth.

We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry (“Sleep and Respiratory Care”) and the supply of business management software as a service to out-of-hospital health providers (“SaaS”).

Net revenue for the three months ended December 31, 2021 was $894.9 million, an increase of 12% compared to the three months ended December 31, 2020. Gross margin was 56.4% for the three months ended December 31, 2021 compared to 57.8% for the three months ended December 31, 2020. Diluted earnings per share was $1.37 for the three months ended December 31, 2021, compared to diluted earnings per share of $1.23 for the three months ended December 31, 2020.

At December 31, 2021, our cash and cash equivalents totaled $194.5 million, our total assets were $4.7 billion and our stockholders’ equity was $3.1 billion.

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

The COVID-19 pandemic has continued to impact the global supply chain, primarily through a lack of availability of raw materials and electronic components, which has constrained and restricted our ability to initially meet the demand for our sleep products following a recent product recall by one of our competitors. The lack of raw materials and electronic components is also impacting companies outside of our direct industry, which is resulting in a competitive supply environment causing higher costs, requiring us to commit to minimum purchase obligations as well as make upfront payments to our suppliers. Additionally, we have observed a reduction in both inbound and outbound transportation capacity as a result of the pandemic, which is causing longer lead times in receiving raw materials into and distributing finished goods out of our manufacturing facilities in addition to increased freight costs. These highly competitive and constrained supply chain conditions are increasing our cost of sales, which has and may continue to decrease our gross margin. Given the ongoing uncertainty regarding the duration and extent of the COVID-19 pandemic, we are uncertain as to the duration and extent of constraint on our supply chain.

During the three months ended December 31, 2021, we did not observe material incremental demand for our ventilator devices and masks associated with the COVID-19 pandemic. Although there is still substantial uncertainty, we believe the global demand for ventilators and other respiratory support devices used to treat COVID-19 patients has largely been met. As such, we do not expect material COVID-19-generated demand for our ventilator products for the remainder of the fiscal year ending June 30, 2022.

Diagnostic pathways for sleep apnea treatment, including physician practices, home medical equipment, or HME, suppliers and sleep clinics, have been impacted and, in some instances, been required, to temporarily close due to governments’ “shelter-in-place” orders, quarantines or similar orders or restrictions enacted to control the spread of COVID-19. In some countries, new patients are prescribed sleep apnea treatment through hospitals that are directing their resources to critical care, including COVID-19 treatment. The impact on these diagnostic and prescription pathways has resulted in a decrease in demand from new patients for our products designed to treat sleep apnea. Although many governments have reduced or removed COVID-19 restrictions and implemented vaccination programs to varying degrees, we are uncertain as to the duration and extent of the impact on demand for our sleep devices. However, due to the nature of the installed base of existing patients using our devices, we have not seen any significant adverse impact on demand for re-supply of our masks.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended December 31, 2021 Compared to the Three Months Ended December 31, 2020

Net Revenue

Net revenue for the three months ended December 31, 2021 increased to $894.9 million from $800.0 million for the three months ended December 31, 2020, an increase of $94.9 million or 12% (a 13% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Three Months Ended December 31,
	2021	2020	% Change	Constant Currency*
U.S., Canada and Latin America
Devices	$244,775	$204,997	19%
Masks and other	242,032	221,764	9
Total Sleep and Respiratory Care	$486,807	$426,761	14
Software as a Service	99,034	91,833	8
Total	$585,841	$518,594	13
Combined Europe, Asia and other markets
Devices	$207,736	$187,992	11%	13%
Masks and other	101,297	93,425	8	11
Total Sleep and Respiratory Care	$309,033	$281,417	10	12
Global revenue
Devices	$452,511	$392,989	15%	16%
Masks and other	343,329	315,189	9	10
Total Sleep and Respiratory Care	$795,840	$708,178	12	13
Software as a Service	99,034	91,833	8	8
Total	$894,874	$800,011	12	13

*Constant currency numbers exclude the impact of movements in international currencies.

Sleep and Respiratory Care

Net revenue from our Sleep and Respiratory Care business for the three months ended December 31, 2021 was $795.8 million, an increase of 12% compared to net revenue for the three months ended December 31, 2020. Movements in international currencies against the U.S. dollar negatively impacted net revenue by approximately $5.8 million for the three months ended December 31, 2021. Excluding the impact of currency movements, total Sleep and Respiratory Care net revenue for the three months ended December 31, 2021 increased by 13% compared to the three months ended December 31, 2020. The increase in net revenue was primarily attributable to an increase in unit sales of our devices and masks, including increased demand following a recent product recall by one of our competitors.

Net revenue from our Sleep and Respiratory Care business in the U.S., Canada and Latin America for the three months ended December 31, 2021 increased to $486.8 million from $426.8 million for the three months ended December 31, 2020, an increase of $60.0 million or 14%. The increase was primarily due to an increase in unit sales of our devices and masks, including increased demand following a recent product recall by one of our competitors.

Net revenue in combined Europe, Asia and other markets increased for the three months ended December 31, 2021 to $309.0 million from $281.4 million for the three months ended December 31, 2020, an increase of $27.6 million or 10% (a 12% increase on a constant currency basis). The constant currency increase in sales in combined Europe, Asia and other markets predominantly reflects an increase in unit sales of our devices and masks, including increased demand following a recent product recall by one of our competitors.

Net revenue from devices for the three months ended December 31, 2021 increased to $452.5 million from $393.0 million for the three months ended December 31, 2020, an increase of $59.5 million or 15%, including an increase of 19% in the U.S., Canada and Latin America and an increase of 11% in combined Europe, Asia and other markets (a 13% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the three months ended December 31, 2021 increased by 16%.

Net revenue from masks and other for the three months ended December 31, 2021 increased to $343.3 million from $315.2 million for the three months ended December 31, 2020, an increase of $28.1 million or 9%, including an increase of 9% in the U.S., Canada and Latin America and an increase of 8% in combined Europe, Asia and other markets (an 11% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales increased by 10%, compared to the three months ended December 31, 2020.

Software as a Service

Net revenue from our SaaS business for the three months ended December 31, 2021 was $99.0 million, an increase of 8% compared to the three months ended December 31, 2020. The increase was predominantly due to continued growth in our HME category and stabilizing patient flow in our out-of-hospital care settings.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended December 31, 2021 Compared to the Six Months Ended December 31, 2020

Net Revenue

Net revenue for the six months ended December 31, 2021 increased to $1,798.9 million from $1,552.0 million for the six months ended December 31, 2020, an increase of $246.9 million or 16% (a 16% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Six Months Ended December 31,
	2021	2020	% Change	Constant Currency*
U.S., Canada and Latin America
Devices	$520,707	$402,390	29%
Masks and other	457,139	427,524	7
Total Sleep and Respiratory Care	$977,846	$829,914	18
Software as a Service	196,551	183,976	7
Total	$1,174,397	$1,013,890	16
Combined Europe, Asia and other markets
Devices	$425,961	$364,018	17%	17%
Masks and other	198,532	174,047	14	15
Total Sleep and Respiratory Care	$624,493	$538,065	16	16
Global revenue
Devices	$946,668	$766,408	24%	23%
Masks and other	655,671	601,571	9	9
Total Sleep and Respiratory Care	$1,602,339	$1,367,979	17	17
Software as a Service	196,551	183,976	7	7
Total	$1,798,890	$1,551,955	16	16

Sleep and Respiratory Care

Net revenue from our Sleep and Respiratory Care business for the six months ended December 31, 2021 was $1,602.3 million, an increase of 17% compared to net revenue for the six months ended December 31, 2020. Movements in international currencies against the U.S. dollar positively impacted net revenue by approximately $0.2 million for the six months ended December 31, 2021. Excluding the impact of currency movements, total Sleep and Respiratory Care net revenue for the six months ended December 31, 2021 increased by 17% compared to the six months ended December 31, 2020. The increase in net revenue was primarily attributable to an increase in unit sales of our devices and masks, including recovery of core sleep patient flow that was previously impacted by the pandemic and increased demand following a recent product recall by one of our competitors, partially offset by decreased COVID-19 related demand for our ventilators.

Net revenue from our Sleep and Respiratory Care business in the U.S., Canada and Latin America for the six months ended December 31, 2021 increased to $977.8 million from $829.9 million for the six months ended December 31, 2020, an increase of $147.9 million or 18%. The increase was primarily due to an increase in unit sales of our devices and masks, including recovery of core sleep patient flow that was previously impacted by the pandemic and increased demand following a recent product recall by one of our competitors, partially offset by decreased COVID-19 related demand for our ventilators.

Net revenue in combined Europe, Asia and other markets increased for the six months ended December 31, 2021 to $624.5 million from $538.1 million for the six months ended December 31, 2020, an increase of $86.4 million or 16% (a 16% increase on a constant currency basis). The constant currency increase in sales in combined Europe, Asia and other markets predominantly reflects an increase in unit sales of our devices and masks, including recovery of core sleep patient flow that was previously impacted by the pandemic and increased demand following a recent product recall by one of our competitors, partially offset by decreased COVID-19-related demand for our ventilators.

Net revenue from devices for the six months ended December 31, 2021 increased to $946.7 million from $766.4 million for the six months ended December 31, 2020, an increase of $180.3 million or 24%, including an increase of 29% in the U.S., Canada and Latin America and an increase of 17% in combined Europe, Asia and other markets (a 17% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the six months ended December 31, 2021 increased by 23%.

Net revenue from masks and other for the six months ended December 31, 2021 increased to $655.7 million from $601.6 million for the six months ended December 31, 2020, an increase of $54.1 million or 9%, including an increase of 7% in the U.S., Canada and Latin America and an increase of 14% in combined Europe, Asia and other markets (a 15% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales increased by 9%, compared to the six months ended December 31, 2020.

Software as a Service

Net revenue from our SaaS business for the six months ended December 31, 2021 was $196.6 million, an increase of 7% compared to the six months ended December 31, 2020. The increase was predominantly due to continued growth in our HME category and stabilizing patient flow in our out-of-hospital care settings.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit and Gross Margin

Gross profit increased for the three months ended December 31, 2021 to $504.3 million from $462.5 million for the three months ended December 31, 2020, an increase of $41.8 million or 9%. Gross margin, which is gross profit as a percentage of net revenue, for the three months ended December 31, 2021 was 56.4% compared to 57.8% for the three months ended December 31, 2020.

The decrease in gross margin for the three months ended December 31, 2021 compared to three months ended December 31, 2020 was due primarily to higher logistics and manufacturing costs, partially offset by favorable product mix changes.

Gross profit increased for the six months ended December 31, 2021 to $1,010.6 million from $901.1 million for the six months ended December 31, 2020, an increase of $109.5 million or 12%. Gross margin, which is gross profit as a percentage of net revenue, for the six months ended December 31, 2021 was 56.2% compared to 58.1% for the six months ended December 31, 2020.

The decrease in gross margin for the six months ended December 31, 2021 compared to six months ended December 31, 2020 was due primarily to higher logistics and manufacturing costs and declines in average selling prices, partially offset by favorable product mix changes.

Operating Expenses

The following table summarizes our operating expenses (in thousands):

	Three Months Ended December 31,
	2021	2020	Change	% Change	Constant Currency
Selling, general, and administrative	$185,362	$169,470	$15,892	9%	10%
as a % of net revenue	20.7%	21.2%
Research and development	62,507	54,935	7,572	14%	14%
as a % of net revenue	7.0%	6.9%
Amortization of acquired intangible assets	7,738	7,689	49	1%	1%

	Six Months Ended December 31,
	2021	2020	Change	% Change	Constant Currency
Selling, general, and administrative	$362,082	$328,459	$33,623	10%	10%
as a % of net revenue	20.1%	21.2%
Research and development	122,457	109,468	12,989	12%	11%
as a % of net revenue	6.8%	7.1%
Amortization of acquired intangible assets	15,445	15,932	(487)	(3)%	(3)%

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased for the three months ended December 31, 2021 to $185.4 million from $169.5 million for the three months ended December 31, 2020, an increase of $15.9 million or 9%. Selling, general, and administrative expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $1.7 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general, and administrative expenses for the three months ended December 31, 2021 increased by 10% compared to the three months ended December 31, 2020. As a percentage of net revenue, selling, general, and administrative expenses were 20.7% for the three months ended December 31, 2021, compared to 21.2% for the three months ended December 31, 2020.

The constant currency increase in selling, general, and administrative expenses was primarily due to increases in employee-related costs during the three months ended December 31, 2021 compared to three months ended December 31, 2020.

Selling, general, and administrative expenses increased for the six months ended December 31, 2021 to $362.1 million from $328.5 million for the six months ended December 31, 2020, an increase of $33.6 million or 10%. Selling, general, and administrative expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $0.2 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general, and administrative expenses for the six months ended December 31, 2021 increased by 10% compared to the six months ended December 31, 2020. As a percentage of net revenue, selling, general, and administrative expenses were 20.1% for the six months ended December 31, 2021, compared to 21.2% for the six months ended December 31, 2020.

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The constant currency increase in selling, general, and administrative expenses was primarily due to increases in employee-related costs during the six months ended December 31, 2021 compared to six months ended December 31, 2020.

Research and Development Expenses

Research and development expenses increased for the three months ended December 31, 2021 to $62.5 million from $54.9 million for the three months ended December 31, 2020, an increase of $7.6 million, or 14%. Research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $0.2 million for the three months ended December 31, 2021, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses increased by 14% compared to the three months ended December 31, 2020. As a percentage of net revenue, research and development expenses were 7.0% for the three months ended December 31, 2021, compared to 6.9% for the three months ended December 31, 2020.

The increase in research and development expenses in constant currency terms was primarily due to increased investment in our digital health technologies and SaaS solutions.

Research and development expenses increased for the six months ended December 31, 2021 to $122.5 million from $109.5 million for the six months ended December 31, 2020, an increase of $13.0 million, or 12%. Research and development expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $0.5 million for the six months ended December 31, 2021, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses increased by 11% compared to the six months ended December 31, 2020. As a percentage of net revenue, research and development expenses were 6.8% for the six months ended December 31, 2021, compared to 7.1% for the six months ended December 31, 2020.

The increase in research and development expenses in constant currency terms was primarily due to increased investment in our digital health technologies and SaaS solutions.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended December 31, 2021 totaled $7.7 million compared to $7.7 million for the three months ended December 31, 2020.

Amortization of acquired intangible assets for the six months ended December 31, 2021 totaled $15.4 million compared to $15.9 million for the six months ended December 31, 2020.

Restructuring Expenses

In November 2020, we closed our Portable Oxygen Concentrator business, which was part of the Sleep and Respiratory Care segment. During the three and six months ended December 31, 2020, we recognized restructuring expenses of $13.9 million primarily related to inventory write-downs of $5.2 million, accelerated amortization of acquired intangible assets of $5.1 million, asset impairments of $2.3 million, employee-related costs of $0.7 million and contract cancellation costs of $0.6 million. Of the total expense recognized during the three and six months ended December 31, 2020, the inventory write-down of $5.2 million is presented within cost of sales and the remaining $8.7 million in restructuring costs is separately disclosed as restructuring expenses on the condensed consolidated statements of income. We did not incur additional material expenses in connection with this activity after December 31, 2020.

Total Other Income (Loss), Net

The following table summarizes our other income (loss) (in thousands):

	Three Months Ended December 31,
	2021	2020	Change
Interest (expense) income, net	$(5,948)	$(5,792)	$(156)
Loss attributable to equity method investments	(1,914)	(2,640)	726
Gain (loss) on equity investments	(4,404)	(3,700)	(704)
Other, net	841	1,008	(167)
Total other income (loss), net	$(11,425)	$(11,124)	$(301)

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended December 31,
	2021	2020	Change
Interest (expense) income, net	$(11,308)	$(12,517)	$1,209
Loss attributable to equity method investments	(3,300)	(4,928)	1,628
Gain (loss) on equity investments	1,208	4,776	(3,568)
Other, net	(1,150)	503	(1,653)
Total other income (loss), net	$(14,550)	$(12,166)	$(2,384)

Total other income (loss), net for the three months ended December 31, 2021 was a loss of $11.4 million compared to a loss of $11.1 million for the three months ended December 31, 2020. The increase in loss was primarily due to higher losses associated with our investments in marketable and non-marketable equity securities, which were a loss of $4.4 million for the three months ended December 31, 2021 compared to a loss of $3.7 million for the three months ended December 31, 2020. Additionally, interest expense, net, increased to $5.9 million for the three months ended December 31, 2021 compared to $5.8 million for the three months ended December 31, 2020. These increases were offset by lower losses attributable to equity method investments for the three months ended December 31, 2021 of $1.9 million compared to $2.6 million for the three months ended December 31, 2020.

Total other income (loss), net for the six months ended December 31, 2021 was a loss of $14.6 million compared to a loss of $12.2 million for the six months ended December 31, 2020. The increase in loss was primarily due to lower gains associated with our investments in marketable and non-marketable equity securities, which were a gain of $1.2 million for the six months ended December 31, 2021 compared to a gain of $4.8 million for the six months ended December 31, 2020. This was offset by a decrease in interest expense, net, to $11.3 million for the six months ended December 31, 2021 compared to $12.5 million for the six months ended December 31, 2020. We also recorded lower losses attributable to equity method investments for the six months ended December 31, 2021 of $3.3 million compared to $4.9 million for the six months ended December 31, 2020.

Income Taxes

Our effective income tax rate for the three and six months ended December 31, 2021 was 15.0% and 18.3% as compared to 14.8% and 16.1% for the three and six months ended December 31, 2020. Our effective rate of 15.0% differs from the statutory rate of 21.0% primarily due to research credits, foreign operations and windfall tax benefits related to the vesting or settlement of employee share-based awards. The increase to our effective tax rate for the three and six months ended December 31, 2021 was primarily related to changes in the geographic mix of our earnings.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Income and Earnings per Share

As a result of the factors above, our net income for the three months ended December 31, 2021 was $201.8 million compared to net income of $179.5 million for the three months ended December 31, 2020, an increase of 12%. Our net income for the six months ended December 31, 2021 was $405.4 million compared to net income of $357.9 million for the six months ended December 31, 2020, an increase of 13%.

Our diluted earnings per share for the three months ended December 31, 2021 was $1.37 per diluted share compared to diluted earnings per share of $1.23 for the three months ended December 31, 2020, an increase of 11%. Our diluted earnings per share for the six months ended December 31, 2021 was $2.76 per diluted share compared to diluted earnings per share of $2.45 for the six months ended December 31, 2020, an increase of 13%.

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

The measure “non-GAAP cost of sales” is equal to GAAP cost of sales less amortization of acquired intangible assets relating to cost of sales and restructuring expense associated with inventory write-downs following the closure of the portable oxygen concentrator business. The measure “non-GAAP gross profit” is the difference between GAAP net revenue and non-GAAP cost of sales, and “non-GAAP gross margin” is the ratio of non-GAAP gross profit to GAAP net revenue.

These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
GAAP Net revenue	$894,874	$800,011	$1,798,890	$1,551,955

GAAP Cost of sales	$390,556	$337,528	$788,282	$650,811
Less: Amortization of acquired intangibles	(11,231)	(11,164)	(22,289)	(23,143)
Less: Restructuring - cost of sales	-	(5,232)	-	(5,232)
Non-GAAP cost of sales	$379,325	$321,132	$765,993	$622,436

GAAP gross profit	$504,318	$462,483	$1,010,608	$901,144
GAAP gross margin	56.4%	57.8%	56.2%	58.1%
Non-GAAP gross profit	$515,549	$478,879	$1,032,897	$929,519
Non-GAAP gross margin	57.6%	59.9%	57.4%	59.9%

The measure “non-GAAP income from operations” is equal to GAAP income from operations once adjusted for amortization of acquired intangibles and restructuring expense associated with the closure of the portable oxygen concentrator business. Non-GAAP income from operations is reconciled with GAAP income from operations below (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
GAAP income from operations	$248,711	$221,716	$510,624	$438,612
Amortization of acquired intangibles - cost of sales	11,231	11,164	22,289	23,143
Amortization of acquired intangibles - operating expenses	7,738	7,689	15,445	15,932
Restructuring - cost of sales	-	5,232	-	5,232
Restructuring - operating expenses	-	8,673	-	8,673
Non-GAAP income from operations	$267,680	$254,474	$548,358	$491,592

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The measure “non-GAAP net income” is equal to GAAP net income once adjusted for amortization of acquired intangibles (net of tax), reserve for disputed tax positions, restructuring expenses (net of tax) and (gain) loss on equity investments. The measure “non-GAAP diluted earnings per share” is the ratio of non-GAAP net income to diluted shares outstanding. These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
GAAP net income	$201,751	$179,514	$405,364	$357,886
Amortization of acquired intangibles - cost of sales, net of tax	8,564	8,566	16,999	17,742
Amortization of acquired intangibles - operating expenses, net of tax	5,901	5,900	11,780	12,214
Reserve for disputed tax positions	-	-	4,111	-
Restructuring - cost of sales, net of tax	-	4,663	-	4,663
Restructuring - operating expenses, net of tax	-	7,730	-	7,730
(Gain) loss on equity investments	-	-	-	(8,476)
Non-GAAP net income	$216,216	$206,373	$438,254	$391,759
Diluted shares outstanding	147,040	146,421	147,044	146,350
GAAP diluted earnings per share	$1.37	$1.23	$2.76	$2.45
Non-GAAP diluted earnings per share	$1.47	$1.41	$2.98	$2.68

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

As of December 31, 2021 and June 30, 2021, we had cash and cash equivalents of $194.5 million and $295.3 million, respectively. Our cash and cash equivalents held within the United States at December 31, 2021 and June 30, 2021 were $42.8 million and $106.7 million, respectively. Our remaining cash and cash equivalent balances at December 31, 2021 and June 30, 2021, were $151.7 million and $188.6 million, respectively. Our cash and cash equivalent balances are held at highly rated financial institutions.

As of December 31, 2021, we had $1.6 billion available for draw down under the revolver credit facility and a combined total of $1.8 billion in cash and available liquidity under the revolving credit facility.

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

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revolving Credit Agreement, Term Credit Agreement and Senior Notes

On April 17, 2018, we entered into an amended and restated credit agreement (as amended from time to time, the “Revolving Credit Agreement”). The Revolving Credit Agreement, among other things, provided a senior unsecured revolving credit facility of $800.0 million, with an uncommitted option to increase the revolving credit facility by an additional $300.0 million. Additionally, on April 17, 2018, ResMed Limited entered into a Syndicated Facility Agreement (the “Term Credit Agreement”). The Term Credit Agreement, among other things, provides ResMed Limited a senior unsecured term credit facility of $200.0 million. On November 5, 2018, we entered into a first amendment to the Revolving Credit Agreement to, among other things, increase the size of our senior unsecured revolving credit facility from $800.0 million to $1.6 billion, with an uncommitted option to increase the revolving credit facility by an additional $300.0 million. The Revolving Credit Agreement and Term Credit Agreement each terminate on April 17, 2023, when all unpaid principal and interest under the loans must be repaid. As of December 31, 2021, we had $1.6 billion available for draw down under the revolving credit facility.

On July 10, 2019, we entered into a Note Purchase Agreement with the purchasers to that agreement, in connection with the issuance and sale of $250.0 million principal amount of our 3.24% senior notes due July 10, 2026, and $250.0 million principal amount of our 3.45% senior notes due July 10, 2029 (“Senior Notes”).

On December 31, 2021, there was a total of $682.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes. We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and debt facilities.

Cash Flow Summary

The following table summarizes our cash flow activity (in thousands):

	Six Months Ended December 31,
	2021	2020
Net cash provided by operating activities	$154,222	$313,915
Net cash used in investing activities	(125,182)	(51,771)
Net cash used in financing activities	(125,004)	(492,058)
Effect of exchange rate changes on cash	(4,838)	22,623
Net decrease in cash and cash equivalents	$(100,802)	$(207,291)

Operating Activities

Cash provided by operating activities was $154.2 million for the six months ended December 31, 2021, compared to cash provided of $313.9 million for the six months ended December 31, 2020. The $159.7 million decrease in cash flow from operations was primarily due to the payment of our tax settlement with the ATO of $284.8 million and greater inventory purchases to secure adequate components for the increasing sales demand, offset by an increase in operating profit and other net changes in working capital balances compared to the six months ended December 31, 2020.

Investing Activities

Cash used in investing activities was $125.2 million for the six months ended December 31, 2021, compared to cash used of $51.8 million for the six months ended December 31, 2020. The $73.4 million decrease in cash flow from investing activities was primarily due to an increase in cash paid for business acquisitions and a net decrease in proceeds on maturity of foreign currency contracts compared to six months ended December 31, 2020.

Financing Activities

Cash used in financing activities was $125.0 million for the six months ended December 31, 2021, compared to cash used of $492.1 million for the six months ended December 31, 2020. The $367.1 million increase in cash flow from financing activities was primarily due to borrowing activity under our Revolving Credit Agreement. Proceeds from borrowings, net of repayments, for the six months ended December 31, 2021 were $24.0 million compared to net repayments of $351.0 million during the six months ended December 31, 2020.

Dividends

During the three months ended December 31, 2021, we paid cash dividends of $0.42 per common share totaling $61.2 million. On January 27, 2021, our board of directors declared a cash dividend of $0.42 per common share, to be paid on March 17, 2022, to shareholders of record as of the close of business on February 10, 2022. Future dividends are subject to approval by our board of directors.

Common Stock

Since the inception of our share repurchase programs and through December 31, 2021, we have repurchased a total of 41.8 million shares for an aggregate of $1.6 billion. We have temporarily suspended our share repurchase program due to recent acquisitions, and more recently,

PART I – FINANCIAL INFORMATION	Item 2

RESMED INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

as a response to the COVID-19 pandemic. Accordingly, we did not repurchase any shares during the three and six months ended December 31, 2021 and 2020. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares of common stock outstanding used in calculating earnings (loss) per share. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. At December 31, 2021, 12.9 million additional shares can be repurchased under the approved share repurchase program.

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

Contractual Obligations and Commitments

Purchase obligations as of December 31, 2021 were as follows:

		Payments Due by December 31,
	Total	2022	2023	2024	2025	2026	Thereafter
Purchase obligations	1,389,985	1,058,358	286,194	43,773	1,660	-	-

Other than for purchase obligations, there have been no material changes outside the ordinary course of business in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Off-Balance Sheet Arrangements

As of December 31, 2021, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The table below provides information (in U.S. dollars) on our foreign currency denominated operating assets and liabilities and after considering our foreign currency hedging activities as of December 31, 2021 (in thousands):

	U.S.		Canadian	Chinese
	Dollar	Euro	Dollar	Yuan
	(USD)	(EUR)	(CAD)	(CNY)
AUD Functional:
Net Assets/(Liabilities)	15,135	(44,706)	-	16,502
Foreign Currency Hedges	-	-	-	(12,588)
Net Total	15,135	(44,706)	-	3,914
USD Functional:
Net Assets/(Liabilities)	-	-	22,396	-
Foreign Currency Hedges	-	-	(19,754)	-
Net Total	-	-	2,642	-
SGD Functional:
Net Assets/(Liabilities)	266,900	(7,453)	-	929
Foreign Currency Hedges	(260,000)	-	-	-
Net Total	6,900	(7,453)	-	929

PART I – FINANCIAL INFORMATION	Item 3

RESMED INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

The table below provides information about our material foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars and forward contracts held at December 31, 2021. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

				Fair Value Assets / (Liabilities)
Foreign Exchange Contracts	Year 1	Year 2	Total	December 31, 2021	June 30, 2021
USD/AUD
Contract amount		-	-	-	(652)
Ave. contractual exchange rate	USD 1 = AUD		USD 1 = AUD
AUD/Euro
Contract amount	34,130	-	34,130	170	1,172
Ave. contractual exchange rate	AUD 1 = Euro 0.6597		AUD 1 = Euro 0.6597
SGD/Euro
Contract amount	11,377	-	11,377	295	(88)
Ave. contractual exchange rate	SGD 1 = Euro 0.6369	-	SGD 1 = Euro 0.6369
SGD/USD
Contract amount	260,000	-	260,000	1,686	(177)
Ave. contractual exchange rate	SGD 1 = USD 0.7367		SGD 1 = USD 0.7367
AUD/CNY
Contract amount	12,588	-	12,588	(870)	(130)
Ave. contractual exchange rate	AUD 1 = CNY 5.0312		AUD 1 = CNY 5.0312
USD/EUR
Contract amount		-	-		169
Ave. contractual exchange rate	USD 1 = EUR		USD 1 = EUR
USD/CAD
Contract amount	19,754	-	19,754	357	(44)
Ave. contractual exchange rate	USD 1 = CAD 1.2431		USD 1 = CAD 1.2431

Interest Rate Risk

We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At December 31, 2021, we held cash and cash equivalents of $194.5 million principally comprised of bank term deposits and at-call accounts and are invested at both short-term fixed interest rates and variable interest rates. At December 31, 2021, there was $182.0 million outstanding under the Revolving Credit Agreement and Term Credit Agreement, which are subject to variable interest rates. A hypothetical 10% change in interest rates during the three and six months ended December 31, 2021, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

PART I – FINANCIAL INFORMATION	Item 4

RESMED INC. AND SUBSIDIARIES

Item 4 Controls and Procedures

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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

Item 1A      Risk Factors

The discussion of our business and operations should be read together with the risk factors and contained in our annual report on Form 10-K for the fiscal year ended June 30, 2021, which was filed with the SEC and describe various material risks and uncertainties to which we are or may become subject. As of December 31, 2021, there have been no further material changes to such risk factors.

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

We temporarily suspended our share repurchase program due to recent acquisitions, and more recently, as a response to the COVID-19 pandemic. As a result, we did not repurchase any shares during the three months ended December 31, 2021. However, there is no expiration date for this program, and we may, at any time, elect to resume the share repurchase program as the circumstances allow. Since the inception of the share buyback programs, we have repurchased 41.8 million shares at a total cost of $1.6 billion. At December 31, 2021, 12.9 million additional shares of common stock can be repurchased under the approved share repurchase program.

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
10.1

Separation Agreement and General Release of Claims, dated September 29, 2021, by and between Rajwant Sodhi and ResMed Inc., including Consulting Agreement, as Exhibit A, effective as of September 2, 2021.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, filed on January 27, 2022, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

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

January 27, 2022

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief financial officer
(Principal Financial Officer)