Form 10-Q
period 2022-03-31
RESMED INC
filed 2022-04-29
CIK 943819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At April 25, 2022 there were 146,284,655 shares of Common Stock ($0.004 par value) outstanding. This number excludes 41,836,234 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1
Item 1. Financial Statements
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In US$ and in thousands, except share and per share data)

	March 31, 2022	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$201,769	$295,278
Accounts receivable, net of allowances of $24,411 and $32,138 at March 31, 2022 and June 30, 2021, respectively	508,580	614,292
Inventories (note 3)	664,943	457,033
Prepaid taxes	108,898	72,409
Prepaid expenses and other current assets	220,110	135,745
Total current assets	1,704,300	1,574,757
Non-current assets:
Property, plant and equipment, net (note 3)	513,250	463,490
Operating lease right-of-use assets	141,173	128,575
Goodwill (note 4)	1,946,317	1,927,901
Other intangible assets, net (note 3)	355,984	392,582
Deferred income taxes	74,840	79,904
Prepaid taxes and other non-current assets	169,400	160,916
Total non-current assets	3,200,964	3,153,368
Total assets	$4,905,264	$4,728,125
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$149,797	$138,008
Accrued expenses	326,276	320,599
Operating lease liabilities, current	24,130	23,585
Deferred revenue	112,449	109,611
Income taxes payable (note 6)	42,646	307,963
Short-term debt, net (note 8)	11,967	12,000
Total current liabilities	667,265	911,766
Non-current liabilities:
Deferred revenue	94,094	91,496
Deferred income taxes	10,711	11,319
Operating lease liabilities, non-current	127,254	114,779
Other long-term liabilities	5,103	6,802
Long-term debt, net (note 8)	668,735	643,351
Long-term income taxes payable (note 6)	53,298	62,933
Total non-current liabilities	959,195	930,680
Total liabilities	1,626,460	1,842,446
Commitments and contingencies (note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $0.004 par value, 350,000,000 shares authorized; 188,102,293 issued and 146,266,059 outstanding at March 31, 2022 and 187,484,592 issued and 145,648,358 outstanding at June 30, 2021	585	583
Additional paid-in capital	1,645,453	1,622,199
Retained earnings	3,480,163	3,079,640
Treasury stock, at cost, 41,836,234 shares at March 31, 2022 and June 30, 2021	(1,623,256)	(1,623,256)
Accumulated other comprehensive loss	(224,141)	(193,487)
Total stockholders’ equity	3,278,804	2,885,679
Total liabilities and stockholders’ equity	$4,905,264	$4,728,125
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In US$ and in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net revenue - Sleep and Respiratory Care products	$763,358	$674,931	$2,365,697	$2,042,909
Net revenue - Software as a Service	101,142	93,836	297,693	277,813
Net revenue	864,500	768,767	2,663,390	2,320,722

Cost of sales - Sleep and Respiratory Care products	324,618	270,351	1,017,494	833,203
Cost of sales - Software as a Service	37,703	40,234	110,820	105,050
Cost of sales (exclusive of amortization shown separately below)	362,321	310,585	1,128,314	938,253

Amortization of acquired intangible assets - Sleep and Respiratory Care products	1,071	900	3,043	3,995
Amortization of acquired intangible assets - Software as a Service	9,911	10,024	30,228	30,071
Amortization of acquired intangible assets	10,982	10,924	33,271	34,066
Total cost of sales	373,303	321,509	1,161,585	972,319
Gross profit	491,197	447,258	1,501,805	1,348,403

Selling, general, and administrative	182,401	160,446	544,483	488,904
Research and development	66,801	55,941	189,258	165,409
Amortization of acquired intangible assets	7,730	7,445	23,175	23,377
Restructuring expenses (note 11)	—	—	—	8,673
Total operating expenses	256,932	223,832	756,916	686,363
Income from operations	234,265	223,426	744,889	662,040
Other income (loss), net:
Interest (expense) income, net	(5,462)	(5,823)	(16,770)	(18,341)
Loss attributable to equity method investments (note 5)	(2,627)	(4,969)	(5,927)	(9,895)
Gain (loss) on equity investments (note 5)	(1,735)	4,666	(527)	9,442
Other, net	1,878	705	729	1,205
Total other income (loss), net	(7,946)	(5,421)	(22,495)	(17,589)
Income before income taxes	226,319	218,005	722,394	644,451
Income taxes	47,307	296,486	138,018	365,046
Net income (loss)	$179,012	$(78,481)	$584,376	$279,405
Basic earnings (loss) per share (note 9)	$1.22	$(0.54)	$4.00	$1.92
Diluted earnings (loss) per share (note 9)	$1.22	$(0.54)	$3.97	$1.91
Dividend declared per share	$0.42	$0.39	$1.26	$1.17
Basic shares outstanding (000's)	146,240	145,513	145,969	145,217
Diluted shares outstanding (000's)	146,962	145,513	147,034	146,394
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In US$ and in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net income (loss)	$179,012	$(78,481)	$584,376	$279,405
Other comprehensive income (loss):
Foreign currency translation (loss) gain adjustments	(1,046)	(32,822)	(30,654)	88,009
Comprehensive income (loss)	$177,966	$(111,303)	$553,722	$367,414
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In US$ and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2021	187,485	$583	$1,622,199	(41,836)	$(1,623,256)	$3,079,640	$(193,487)	$2,885,679
Common stock issued on exercise of options	61	—	4,354	—	—	—	—	4,354
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	1	—	(195)	—	—	—	—	(195)
Stock-based compensation costs	—	—	17,303	—	—	—	—	17,303
Other comprehensive income	—	—	—	—	—	—	(23,516)	(23,516)
Net income	—	—	—	—	—	203,613	—	203,613
Dividends declared ($0.42 per common share)	—	—	—	—	—	(61,189)	—	(61,189)
Balance, September 30, 2021	187,547	$583	$1,643,661	(41,836)	$(1,623,256)	$3,222,064	$(217,003)	$3,026,049
Common stock issued on exercise of options	39	—	2,378	—	—	—	—	2,378
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	361	2	(49,832)	—	—	—	—	(49,830)
Common stock issued on employee stock purchase plan	101	—	16,723	—	—	—	—	16,723
Stock-based compensation costs	—	—	16,101	—	—	—	—	16,101
Other comprehensive income	—	—	—	—	—	—	(6,092)	(6,092)
Net income	—	—	—	—	—	201,751	—	201,751
Dividends declared ($0.42 per common share)	—	—	—	—	—	(61,245)	—	(61,245)
Balance, December 31, 2021	188,048	$585	$1,629,031	(41,836)	$(1,623,256)	$3,362,570	$(223,095)	$3,145,835
Common stock issued on exercise of options	49	—	2,814	—	—	—	—	2,814
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	5	—	(2,253)	—	—	—	—	(2,253)
Stock-based compensation costs	—	—	15,861	—	—	—	—	15,861
Other comprehensive income	—	—	—	—	—	—	(1,046)	(1,046)
Net income	—	—	—	—	—	179,012	—	179,012
Dividends declared ($0.42 per common share)	—	—	—	—	—	(61,419)	—	(61,419)
Balance, March 31, 2022	188,102	$585	$1,645,453	(41,836)	$(1,623,256)	$3,480,163	$(224,141)	$3,278,804
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In US$ and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2020	186,723	$580	$1,570,694	(41,836)	$(1,623,256)	$2,832,991	$(283,982)	$2,497,027
Common stock issued on exercise of options	18	—	1,026	—	—	—	—	1,026
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	3	—	227	—	—	—	—	227
Stock-based compensation costs	—	—	16,071	—	—	—	—	16,071
Other comprehensive income (loss)	—	—	—	—	—	—	43,791	43,791
Cumulative effect adjustment from adoption of the credit loss standard, net of tax	—	—	—	—	—	(1,143)	—	(1,143)
Net income	—	—	—	—	—	178,372	—	178,372
Dividends declared ($0.39 per common share)	—	—	—	—	—	(56,511)	—	(56,511)
Balance, September 30, 2020	186,744	$580	$1,588,018	(41,836)	$(1,623,256)	$2,953,709	$(240,191)	$2,678,860
Common stock issued on exercise of options	29	—	1,857	—	—	—	—	1,857
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	451	2	(46,734)	—	—	—	—	(46,732)
Common stock issued on employee stock purchase plan	116	—	15,729	—	—	—	—	15,729
Stock-based compensation costs	—	—	15,370	—	—	—	—	15,370
Other comprehensive income	—	—	—	—	—	—	77,040	77,040
Net income	—	—	—	—	—	179,514	—	179,514
Dividends declared ($0.39 per common share)	—	—	—	—	—	(56,654)	—	(56,654)
Balance, December 31, 2020	187,340	$582	$1,574,240	(41,836)	$(1,623,256)	$3,076,569	$(163,151)	$2,864,984
Common stock issued on exercise of options	1	—	139	—	—	—	—	139
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	12	—	(3,431)	—	—	—	—	(3,431)
Common stock issued on employee stock purchase plan	—	—	6	—	—	—	—	6
Stock-based compensation costs	—	—	15,591	—	—	—	—	15,591
Other comprehensive income	—	—	—	—	—	—	(32,822)	(32,822)
Net income (loss)	—	—	—	—	—	(78,481)	—	(78,481)
Dividends declared ($0.39 per common share)	—	—	—	—	—	(56,752)	—	(56,752)
Balance, March 31, 2021	187,353	$582	$1,586,545	(41,836)	$(1,623,256)	$2,941,336	$(195,973)	$2,709,234
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In US$ and in thousands)

	Nine Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$584,376	$279,405
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122,198	120,034
Amortization of right-of-use assets	26,636	25,805
Stock-based compensation costs	49,265	47,032
Loss attributable to equity method investments (note 5)	5,927	9,895
(Gain) loss on equity investments (note 5)	527	(9,442)
Restructuring expenses (note 11)	—	8,673
Changes in operating assets and liabilities:
Accounts receivable	98,158	(39,899)
Inventories	(209,476)	(48,393)
Prepaid expenses, net deferred income taxes and other current assets	(127,977)	(41,036)
Accounts payable, accrued expenses, income taxes payable and other	(277,973)	158,119
Net cash provided by operating activities	271,661	510,193
Cash flows from investing activities:
Purchases of property, plant and equipment	(106,192)	(74,805)
Patent registration and acquisition costs	(17,449)	(11,149)
Business acquisitions, net of cash acquired	(35,915)	(30,704)
Purchases of investments (note 5)	(16,614)	(20,038)
Proceeds from sale of investment	6,802	—
(Payments) / proceeds on maturity of foreign currency contracts	(5,309)	26,306
Net cash used in investing activities	(174,677)	(110,390)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	26,269	18,759
Taxes paid related to net share settlement of equity awards	(52,278)	(49,938)
Payments of business combination contingent consideration	—	(3,500)
Proceeds from borrowings, net of borrowing costs	160,000	90,000
Repayment of borrowings	(136,000)	(536,000)
Dividends paid	(183,853)	(169,917)
Net cash used in financing activities	(185,862)	(650,596)
Effect of exchange rate changes on cash	(4,631)	18,272
Net decrease in cash and cash equivalents	(93,509)	(232,521)
Cash and cash equivalents at beginning of period	295,278	463,156
Cash and cash equivalents at end of period	$201,769	$230,635
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$432,268	$180,307
Interest paid	$16,770	$18,644
Fair value of assets acquired, excluding cash	$8,986	$15,992
Liabilities assumed	(2,492)	(3,309)
Goodwill on acquisition	33,499	24,202
Previously held equity interest	(4,078)	—
Deferred payments	—	(1,681)
Cash paid for acquisitions	$35,915	$35,204
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
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
The condensed consolidated financial statements for the three and nine months ended March 31, 2022 and March 31, 2021 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K (our “Form 10-K”) for the year ended June 30, 2021.
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
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Disaggregation of revenue
The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
U.S., Canada and Latin America
Devices	$250,768	$192,897	$771,475	$595,287
Masks and other	224,665	209,984	681,803	637,507
Total Sleep and Respiratory Care	$475,433	$402,881	$1,453,278	$1,232,794
Software as a Service	101,142	93,836	297,693	277,813
Total	$576,575	$496,717	$1,750,971	$1,510,607
Combined Europe, Asia and other markets
Devices	$182,307	$172,838	$608,268	$536,856
Masks and other	105,618	99,212	304,151	273,259
Total Sleep and Respiratory Care	$287,925	$272,050	$912,419	$810,115
Global revenue
Devices	$433,075	$365,735	$1,379,743	$1,132,143
Masks and other	330,283	309,196	985,954	910,766
Total Sleep and Respiratory Care	$763,358	$674,931	$2,365,697	$2,042,909
Software as a Service	101,142	93,836	297,693	277,813
Total	$864,500	$768,767	$2,663,390	$2,320,722
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
The following table summarizes our contract balances (in thousands):

	March 31, 2022	June 30, 2021	Balance sheet caption
Contract assets
Accounts receivable, net	$508,580	$614,292	Accounts receivable, net
Unbilled revenue, current	25,653	10,893	Prepaid expenses and other current assets
Unbilled revenue, non-current	7,018	6,214	Prepaid taxes and other non-current assets

Contract liabilities
Deferred revenue, current	(112,449)	(109,611)	Deferred revenue (current liabilities)
Deferred revenue, non-current	(94,094)	(91,496)	Deferred revenue (non-current liabilities)
Transaction price determination
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. In our Sleep and Respiratory Care segment, the amount of consideration received and revenue recognized varies

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
with changes in marketing incentives (e.g. rebates, discounts, free goods) and returns offered to our customers and their customers. When we give customers the right to return eligible products and receive credit, returns are estimated based on an analysis of historical experience. However, returns of products, excluding warranty-related returns, are infrequent and insignificant. We adjust the estimate of revenue at the earlier of when the most likely amount of consideration can be estimated, the amount expected to be received changes, or when the consideration becomes fixed.
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
We participate in programs where we issue credits to our Sleep and Respiratory Care distributors when they are required to sell our products below negotiated list prices if we have preexisting contracts with the distributors' customers. We reduce revenue for future credits at the time of sale to the distributor, which we estimate based on historical experience using the expected value method.
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
The components of lease revenue were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Sales-type lease revenue	$946	$2,031	$6,598	$5,854
Operating lease revenue	19,797	22,746	69,380	72,551
Total lease revenue	$20,743	$24,777	$75,978	$78,405

PART I – FINANCIAL INFORMATION	Item 1
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
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The table below presents a reconciliation of net revenues and net operating profit by reportable segments (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net revenue by segment
Total Sleep and Respiratory Care	$763,358	$674,931	$2,365,697	$2,042,909
Software as a Service	101,142	93,836	297,693	277,813
Total	$864,500	$768,767	$2,663,390	$2,320,722

Depreciation and amortization by segment
Sleep and Respiratory Care	$21,008	$13,589	$58,372	$39,979
Software as a Service	1,863	1,491	5,421	3,599
Amortization of acquired intangible assets and corporate assets	19,435	24,908	58,405	76,456
Total	$42,306	$39,988	$122,198	$120,034

Net operating profit by segment
Sleep and Respiratory Care	$267,808	$253,693	$847,589	$763,534
Software as a Service	23,649	23,052	68,668	70,929
Total	$291,457	$276,745	$916,257	$834,463

Reconciling items
Corporate costs	$38,480	$34,950	$114,922	$106,307
Amortization of acquired intangible assets	18,712	18,369	56,446	57,443
Restructuring expenses	—	—	—	8,673
Interest expense (income), net	5,462	5,823	16,770	18,341
Loss attributable to equity method investments	2,627	4,969	5,927	9,895
(Gain) loss on equity investments	1,735	(4,666)	527	(9,442)
Other, net	(1,878)	(705)	(729)	(1,205)
Income before income taxes	$226,319	$218,005	$722,394	$644,451
(3)    Supplemental Balance Sheet Information
Components of selected captions in the condensed consolidated balance sheets consisted of the following (in thousands):

Inventories	March 31, 2022	June 30, 2021
Raw materials	$340,335	$155,419
Work in progress	4,481	4,647
Finished goods	320,127	296,967
Total inventories	$664,943	$457,033

Property, Plant and Equipment	March 31, 2022	June 30, 2021
Property, plant and equipment, at cost	$1,165,391	$1,085,629
Accumulated depreciation and amortization	(652,141)	(622,139)
Property, plant and equipment, net	$513,250	$463,490

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Other Intangible Assets	March 31, 2022	June 30, 2021
Developed/core product technology	$352,304	$383,319
Accumulated amortization	(234,540)	(239,049)
Developed/core product technology, net	117,764	144,270
Customer relationships	251,693	272,703
Accumulated amortization	(86,212)	(90,976)
Customer relationships, net	165,481	181,727
Other intangibles	211,227	197,662
Accumulated amortization	(138,488)	(131,077)
Other intangibles, net	72,739	66,585
Total other intangibles, net	$355,984	$392,582
Intangible assets consist of developed/core product technology, trade names, non-compete agreements, customer relationships, and patents, which we amortize over the estimated useful life of the assets, generally between two years to fifteen years. There are no expected residual values related to these intangible assets.
(4)    Goodwill
A reconciliation of changes in our goodwill by reportable segment is as follows (in thousands):

	Nine Months Ended March 31, 2022
	Sleep and Respiratory Care	SaaS	Total
Balance at the beginning of the period	$633,183	$1,294,718	$1,927,901
Business acquisitions	33,499	—	33,499
Foreign currency translation adjustments	(15,083)	—	(15,083)
Balance at the end of the period	$651,599	$1,294,718	$1,946,317
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
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Equity investments by measurement category were as follows (in thousands):

Measurement category	March 31, 2022	June 30, 2021
Fair value	$17,842	$29,084
Measurement alternative	38,180	23,002
Equity method	12,477	17,154
Total	$68,499	$69,240
The following tables show a reconciliation of the changes in our equity investments (in thousands):

	Nine Months Ended March 31, 2022
	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$23,002	$29,084	$17,154	$69,240
Net additions (reductions) to investments (1)	7,665	(3,202)	1,250	5,713
Observable price adjustments on non-marketable equity securities	5,367	—	—	5,367
Unrealized losses on marketable equity securities	—	(9,666)	—	(9,666)
Realized gains on marketable and non-marketable equity securities	2,355	1,626	—	3,981
Impairment of investments	(209)	—	—	(209)
Loss attributable to equity method investments	—	—	(5,927)	(5,927)
Carrying value at the end of the period	$38,180	$17,842	$12,477	$68,499
(1)Net additions (reductions) to investments includes additions from purchases, reductions due to exits of securities, or reclassifications due to our acquisition of an investee in which we held a prior equity interest.

	Nine Months Ended March 31, 2021
	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$30,033	$—	$14,109	$44,142
Additions to investments	2,538	5,000	12,500	20,038
Observable price adjustments on non-marketable equity securities	1,000	—	—	1,000
Unrealized gains on marketable equity securities	—	8,442	—	8,442
Reclassifications (2)	(10,569)	10,569	—	—
Loss attributable to equity method investments	—	—	(9,895)	(9,895)
Carrying value at the end of the period	$23,002	$24,011	$16,714	$63,727
(2)During the nine months ended March 31, 2021, one of our investments, which was previously accounted for under the measurement alternative, completed its initial public offering which resulted in a change of accounting methodology to fair value.
Net unrealized losses recognized for equity investments in non-marketable and marketable securities held as of March 31, 2022 for the three and nine months ended March 31, 2022 were $1.7 million and $4.5 million, respectively. Net unrealized gains recognized for equity investments in non-marketable and marketable securities held as of March 31, 2021 for the three and nine months ended March 31, 2021 were $4.7 million and $9.4 million, respectively.
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
(7)    Product Warranties
Changes in the liability for warranty costs, which is included in accrued expenses in our condensed consolidated balance sheets, are as follows (in thousands):

	Nine Months Ended March 31,
	2022	2021
Balance at the beginning of the period	$22,032	$21,132
Warranty accruals for the period	14,653	11,521
Warranty costs incurred for the period	(9,689)	(11,253)
Foreign currency translation adjustments	41	1,566
Balance at the end of the period	$27,037	$22,966
(8)    Debt
Debt consisted of the following (in thousands):

	March 31, 2022	June 30, 2021
Short-term debt	$11,967	$12,000

Long-term debt	$670,000	$646,000
Deferred borrowing costs	(1,265)	(2,649)
Long-term debt, net	$668,735	$643,351
Total debt	$680,702	$655,351
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
The Revolving Credit Agreement and Term Credit Agreement each terminate on April 17, 2023, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement also amortize on a semi-annual basis, with a $6.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts bear interest at a rate equal to LIBOR plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). At March 31, 2022, the interest rate that was being charged on the outstanding principal amounts was 1.1%. An applicable commitment fee of 0.100% to 0.175% (depending on the then-applicable leverage ratio) applies on the unused portion of the revolving credit facility. As of March 31, 2022, we had $1.6 billion available for draw down under the revolving credit facility.
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As the Revolving Credit and Term Credit Agreements’ interest rate is calculated as LIBOR plus the spreads described above, its carrying amount is equivalent to its fair value as at March 31, 2022 and June 30, 2021, which was $182.0 million and $158.0 million, respectively. Quoted market prices in active markets for similar liabilities based inputs (Level 2) were used to estimate fair value.
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
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As of March 31, 2022 and June 30, 2021 the Senior Notes had a carrying amount of $500.0 million, excluding deferred borrowing costs, and an estimated fair value of $495.9 million and $530.4 million, respectively. Quoted market prices in active markets for similar liabilities based inputs (Level 2) were used to estimate fair value.
At March 31, 2022, we were in compliance with our debt covenants and there was $682.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes.
(9)    Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing the net income available to common stockholders by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings (loss) per share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and restricted stock units.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The calculation of diluted weighted average shares for the three months ended March 31, 2021 excluded 857,799 potentially dilutive common shares because we reported a net loss.
The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings (loss) per share were 307,368 and 225,580 for the three months ended March 31, 2022 and 2021, respectively, and 52,599 and 200,341 for the nine months ended March 31, 2022 and 2021, respectively, as the effect would have been anti-dilutive.
Basic and diluted earnings per share are calculated as follows (in thousands except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$179,012	$(78,481)	$584,376	$279,405
Denominator:
Basic weighted-average common shares outstanding	146,240	145,513	145,969	145,217
Effect of dilutive securities:
Stock options and restricted stock units	722	—	1,065	1,177
Diluted weighted average shares	146,962	145,513	147,034	146,394
Basic earnings (loss) per share	$1.22	$(0.54)	$4.00	$1.92
Diluted earnings (loss) per share	$1.22	$(0.54)	$3.97	$1.91
(10)    Legal Actions and Contingencies
Litigation
In the normal course of business, we are subject to routine litigation incidental to our business. While the results of this litigation cannot be predicted with certainty, we believe that their final outcome will not, individually or in aggregate, have a material adverse effect on our consolidated financial statements taken as a whole.
On June 2, 2021, New York University filed a complaint for patent infringement in the United States District Court, District of Delaware against ResMed Inc., case no. 1:21-cv-00813 (CFC). The complaint alleges that the AutoSet and AutoRamp features of ResMed’s AirSense 10 AutoSet flow generators infringe one or more claims of various patents. According to the complaint, the patents are directed to systems and methods for diagnosing and treating patient sleeping disorders during different sleep states. The complaint seeks monetary damages and attorneys’ fees. ResMed answered the complaint on September 30, 2021 and filed a motion to dismiss the complaint on the basis that the patents are invalid because the subject matter of the patents is not patentable under the Supreme Court and Federal Circuit precedent. The motion to dismiss was granted in part, and denied in part. The matter is proceeding to discovery.
On January 27, 2021, the International Trade Commission instituted In Re Certain UMTS and LTE Cellular Communications Modules and Products Containing the Same, Investigation No. 337-TA-1240, by complainants Philips RS North America, LLC and Koninklijke Philips N.V. (collectively “Philips”) against Quectel Wireless Solutions Co., Ltd; Thales DIS AIS USA, LLC, Thales DIS AIS Deutschland GmbH; Telit Wireless Solutions, Inc., Telit Communications PLC, CalAmp. Corp., Xirgo Technologies, LLC, and Laird Connectivity, Inc. (collectively “respondents”). In the ITC investigation, Philips seeks an order excluding communications modules, and products that contain them, from importation into the United States based on alleged infringement of 3G and 4G standard essential patents held by Philips. On October 6-14, 2021, the administrative law judge held a hearing on the merits. The administrative law judge issued an initial determination on April 1, 2022, finding no violation of any of the Philips patents asserted in the ITC. Philips is seeking review by the full International Trade Commission, and the Commission is expected to issue its final determination on or about August 1, 2022. On December 17, 2020, Philips filed companion cases for patent infringement against the same defendants in the United States District Court for the District of Delaware, case nos. 1:20-cv-01707, 01708, 01709, 01710, 01711, and 01713 (CFC) seeking damages, an injunction, and a declaration from the court on the amount of a fair reasonable and non-discriminatory license rate for the standard essential patents it is asserting against the defendants. The district court cases have been stayed pending the resolution of the ITC proceedings. ResMed is not a party to the ITC investigation or the district court cases but sells products that incorporate some of the communications modules at issue in the cases.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
On October 1, 2021 ResMed acquired Ectosense, manufacturer of the NightOwl device used for home sleep testing. Prior to the acquisition, Ectosense was named as a defendant in a trademark and false advertising complaint filed by Itamar Medical Ltd. in the district court for the Southern District of Florida, case no. 20-cv-60719-WPD, based on Ectosense’s description of the NightOwl’s measurement of peripheral arterial tone and use of the acronym “PAT” in its advertising. Ectosense filed a counterclaim for cancellation of Itamar’s “PAT” trademark and for false advertising by Itamar. Each party seeks damages and injunctive relief against the other. The matter was resolved on April 5, 2022, in a confidential settlement agreement to the mutual satisfaction of the parties.
Based on currently available information, we are unable to make a reasonable estimate of loss or range of losses, if any, arising from matters that remain open.
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
During the nine months ended March 31, 2022 and March 31, 2021, receivables sold with limited recourse were $126.2 million and $112.2 million, respectively. As of March 31, 2022, the maximum exposure on outstanding receivables sold with recourse and contingent provision were $47.0 million and $3.4 million, respectively. As of June 30, 2021, the maximum exposure on outstanding receivables sold with recourse and contingent provision were $30.2 million and $8.2 million, respectively.
(11)    Restructuring Expenses
In November 2020, we closed our Portable Oxygen Concentrator business, which was part of the Sleep and Respiratory Care segment. During the three and nine months ended March 31, 2021, we recognized restructuring expenses of $13.9 million primarily related to inventory write-downs of $5.2 million, accelerated amortization of acquired intangible assets of $5.1 million, asset impairments of $2.3 million, employee-related costs of $0.7 million and contract cancellation costs of $0.6 million. Of the total expense recognized during the three and nine months ended March 31, 2021, the inventory write-down of $5.2 million is presented within cost of sales and the remaining $8.7 million in restructuring costs is separately disclosed as restructuring expenses on the condensed consolidated statements of income. We did not incur additional material expenses in connection with this activity after March 31, 2021, and the restructure was completed as of June 30, 2021.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
.
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
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following is an overview of our results of operations for the three and nine months ended March 31, 2022. Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes included in this report.
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
We are committed to ongoing investment in research and development and product enhancements. During the three months ended March 31, 2022, we invested $66.8 million on research and development activities, which represents 7.7% of net revenues, with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs. During the three months ended March 31, 2022 we continued the launch of AirSense 11, which introduces new features such as a touch screen, algorithms for patients new to therapy and digital enhancements and over-the-air update capabilities. Due to multiple acquisitions, including Brightree in April 2016, HEALTHCAREfirst in July 2018 and MatrixCare in November 2018, our operations now include out-of-hospital software platforms designed to support the professionals and caregivers who help people stay healthy in the home or care setting of their choice. These platforms comprise our SaaS business. These products, our cloud-based remote monitoring and therapy management system, and a robust product pipeline, should continue to provide us with a strong platform for future growth.
We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry (“Sleep and Respiratory Care”) and the supply of business management software as a service to out-of-hospital health providers (“SaaS”).
Net revenue for the three months ended March 31, 2022 was $864.5 million, an increase of 12% compared to the three months ended March 31, 2021. Gross margin was 56.8% for the three months ended March 31, 2022 compared to 58.2% for the three months ended March 31, 2021. Diluted earnings per share was $1.22 for the three months ended March 31, 2022, compared to diluted loss per share of $0.54 for the three months ended March 31, 2021.
At March 31, 2022, our cash and cash equivalents totaled $201.8 million, our total assets were $4.9 billion and our stockholders’ equity was $3.3 billion.
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
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Key Trends and Economic Factors Affecting Our Business
Supply Chain Disruptions
The COVID-19 pandemic has continued to impact the global supply chain, primarily through a lack of availability of raw materials and electronic components. The lack of raw materials and electronic components is also impacting companies outside of our direct industry, which is resulting in a competitive supply environment causing higher costs, requiring us to commit to minimum purchase obligations as well as make upfront payments to our suppliers. Additionally, we have observed a reduction in both inbound and outbound transportation capacity as a result of port closures and delays associated with the pandemic, which is causing longer lead times in receiving raw materials into and distributing finished goods out of our manufacturing facilities, in addition to increased freight costs. These highly competitive and constrained supply chain conditions are increasing our cost of sales, which has and may continue to decrease our gross margin. Given the ongoing uncertainty regarding the duration and extent of the COVID-19 pandemic, we are uncertain as to the duration and extent of constraint on our supply chain.
Competitor Recall
An ongoing product recall by one of our competitors, Philips, has resulted in increased demand for our sleep and respiratory care devices. The supply chain disruptions outlined above have constrained and restricted our ability to meet this increased demand and we expect these constraints will continue for the remainder of the fiscal year ending June 30, 2022.
COVID-19
Although there is still substantial uncertainty associated with the COVID-19 pandemic, we believe the global demand for ventilators and other respiratory support devices used to treat COVID-19 patients has largely been met. We did not observe material incremental demand for our ventilator devices and masks associated with the pandemic during the three months ended March 31, 2022 and do not expect material COVID-19-generated demand for our ventilator products for the remainder of the fiscal year ending June 30, 2022.
In most markets, diagnostic pathways for sleep apnea treatment, including physician practices, home medical equipment (“HME”) distributors, and sleep clinics have largely recovered towards pre-pandemic levels as vaccines and boosters roll out globally. Likewise, we have continued to observe stabilizing patient flow in our out-of-hospital care settings within our SaaS business.
Our ability to continue to operate without any significant negative impacts will in part depend on our ability to protect our employees. We have endeavored and continue to follow recommended actions of government and health authorities to protect our employees worldwide as we progressively reopen our offices around the world. The pandemic has not negatively impacted our liquidity position.
Impact on Our Business
As a result of these trends, we were not able to meet all the demand available in the market during the three months ended March 31, 2022. We are being allocated components from our suppliers, particularly semiconductor chips, and we are thus being forced to allocate our outbound products to our customers. We have established an allocation process with clear guiding principles that give priority to the production and delivery of devices to meet the needs of the highest acuity patients first. In addition to component supply issues, the ongoing freight challenges are impacting our ability to respond as rapidly as we would like to the demand for our products.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Net Revenue
Net revenue for the three months ended March 31, 2022 increased to $864.5 million from $768.8 million for the three months ended March 31, 2021, an increase of $95.7 million or 12% (a 14% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Three Months Ended March 31,		% Change	Constant Currency*
	2022	2021
U.S., Canada and Latin America
Devices	$250,768	$192,897	30%
Masks and other	224,665	209,984	7
Total Sleep and Respiratory Care	$475,433	$402,881	18
Software as a Service	101,142	93,836	8
Total	$576,575	$496,717	16
Combined Europe, Asia and other markets
Devices	$182,307	$172,838	5%	10%
Masks and other	105,618	99,212	6	13
Total Sleep and Respiratory Care	$287,925	$272,050	6	11
Global revenue
Devices	$433,075	$365,735	18%	21%
Masks and other	330,283	309,196	7	9
Total Sleep and Respiratory Care	$763,358	$674,931	13	15
Software as a Service	101,142	93,836	8	8
Total	$864,500	$768,767	12	14
*Constant currency numbers exclude the impact of movements in international currencies.
Sleep and Respiratory Care
Net revenue from our Sleep and Respiratory Care business for the three months ended March 31, 2022 was $763.4 million, an increase of 13% compared to net revenue for the three months ended March 31, 2021. Movements in international currencies against the U.S. dollar negatively impacted net revenue by approximately $14.4 million for the three months ended March 31, 2022. Excluding the impact of currency movements, total Sleep and Respiratory Care net revenue for the three months ended March 31, 2022 increased by 15% compared to the three months ended March 31, 2021. The increase in net revenue was primarily attributable to an increase in unit sales of our devices and masks, including increased demand following a recent product recall by one of our competitors.
Net revenue from our Sleep and Respiratory Care business in the U.S., Canada and Latin America for the three months ended March 31, 2022 increased to $475.4 million from $402.9 million for the three months ended March 31, 2021, an increase of $72.6 million or 18%. The increase was primarily due to an increase in unit sales of our devices and masks, including increased demand following a recent product recall by one of our competitors.
Net revenue in combined Europe, Asia and other markets increased for the three months ended March 31, 2022 to $287.9 million from $272.1 million for the three months ended March 31, 2021, an increase of $15.9 million or 6% (an 11% increase on a constant currency basis). The constant currency increase in sales in combined Europe, Asia and other markets predominantly reflects an increase in unit sales of our devices and masks, including increased demand following a recent product recall by one of our competitors.
Net revenue from devices for the three months ended March 31, 2022 increased to $433.1 million from $365.7 million for the three months ended March 31, 2021, an increase of $67.3 million or 18%, including an increase of 30% in the U.S., Canada and Latin America and an increase of 5% in combined Europe, Asia and other markets (a 10% increase on a

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
constant currency basis). Excluding the impact of foreign currency movements, device sales for the three months ended March 31, 2022 increased by 21%.
Net revenue from masks and other for the three months ended March 31, 2022 increased to $330.3 million from $309.2 million for the three months ended March 31, 2021, an increase of $21.1 million or 7%, including an increase of 7% in the U.S., Canada and Latin America and an increase of 6% in combined Europe, Asia and other markets (a 13% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales increased by 9%, compared to the three months ended March 31, 2021.
Software as a Service
Net revenue from our SaaS business for the three months ended March 31, 2022 was $101.1 million, an increase of 8% compared to the three months ended March 31, 2021. The increase was predominantly due to continued growth in our HME and Home Health and Hospice segments, in addition to stabilizing patient flow in our out-of-hospital care settings.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Nine Months Ended March 31, 2022 Compared to the Nine Months Ended March 31, 2021
Net Revenue
Net revenue for the nine months ended March 31, 2022 increased to $2,663.4 million from $2,320.7 million for the nine months ended March 31, 2021, an increase of $342.7 million or 15% (a 15% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Nine Months Ended March 31,		% Change	Constant Currency*
	2022	2021
U.S., Canada and Latin America
Devices	$771,475	$595,287	30%
Masks and other	681,803	637,507	7
Total Sleep and Respiratory Care	$1,453,278	$1,232,794	18
Software as a Service	297,693	277,813	7
Total	$1,750,971	$1,510,607	16
Combined Europe, Asia and other markets
Devices	$608,268	$536,856	13%	15%
Masks and other	304,151	273,259	11	14
Total Sleep and Respiratory Care	$912,419	$810,115	13	15
Global revenue
Devices	$1,379,743	$1,132,143	22%	23%
Masks and other	985,954	910,766	8	9
Total Sleep and Respiratory Care	$2,365,697	$2,042,909	16	16
Software as a Service	297,693	277,813	7	7
Total	$2,663,390	$2,320,722	15	15
Sleep and Respiratory Care
Net revenue from our Sleep and Respiratory Care business for the nine months ended March 31, 2022 was $2,365.7 million, an increase of 16% compared to net revenue for the nine months ended March 31, 2021. Movements in international currencies against the U.S. dollar negatively impacted net revenue by approximately $14.3 million for the nine months ended March 31, 2022. Excluding the impact of currency movements, total Sleep and Respiratory Care net revenue for the nine months ended March 31, 2022 increased by 16% compared to the nine months ended March 31, 2021. The increase in net revenue was primarily attributable to an increase in unit sales of our devices and masks, including recovery of core sleep patient flow that was previously impacted by the pandemic and increased demand following a recent product recall by one of our competitors, partially offset by decreased COVID-19 related demand for our ventilators.
Net revenue from our Sleep and Respiratory Care business in the U.S., Canada and Latin America for the nine months ended March 31, 2022 increased to $1,453.3 million from $1,232.8 million for the nine months ended March 31, 2021, an increase of $220.5 million or 18%. The increase was primarily due to an increase in unit sales of our devices and masks, including recovery of core sleep patient flow that was previously impacted by the pandemic and increased demand following a recent product recall by one of our competitors, partially offset by decreased COVID-19 related demand for our ventilators.
Net revenue in combined Europe, Asia and other markets increased for the nine months ended March 31, 2022 to $912.4 million from $810.1 million for the nine months ended March 31, 2021, an increase of $102.3 million or 13% (a 15% increase on a constant currency basis). The constant currency increase in sales in combined Europe, Asia and other markets predominantly reflects an increase in unit sales of our devices and masks, including recovery of core sleep patient flow that was previously impacted by the pandemic and increased demand following a recent product recall by one of our competitors, partially offset by decreased COVID-19-related demand for our ventilators.
Net revenue from devices for the nine months ended March 31, 2022 increased to $1,379.7 million from $1,132.1 million for the nine months ended March 31, 2021, an increase of $247.6 million or 22%, including an increase of 30% in the U.S.,

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Canada and Latin America and an increase of 13% in combined Europe, Asia and other markets (a 15% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the nine months ended March 31, 2022 increased by 23%.
Net revenue from masks and other for the nine months ended March 31, 2022 increased to $986.0 million from $910.8 million for the nine months ended March 31, 2021, an increase of $75.2 million or 8%, including an increase of 7% in the U.S., Canada and Latin America and an increase of 11% in combined Europe, Asia and other markets (a 14% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales increased by 9%, compared to the nine months ended March 31, 2021.
Software as a Service
Net revenue from our SaaS business for the nine months ended March 31, 2022 was $297.7 million, an increase of 7% compared to the nine months ended March 31, 2021. The increase was predominantly due to continued growth in our HME and Home Health and Hospice segments, in addition to stabilizing patient flow in our out-of-hospital care settings.
Gross Profit and Gross Margin
Gross profit increased for the three months ended March 31, 2022 to $491.2 million from $447.3 million for the three months ended March 31, 2021, an increase of $43.9 million or 10%. Gross margin, which is gross profit as a percentage of net revenue, for the three months ended March 31, 2022 was 56.8% compared to 58.2% for the three months ended March 31, 2021.
The decrease in gross margin for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due primarily to higher logistics and manufacturing costs, partially offset by favorable changes in product mix and average selling prices.
Gross profit increased for the nine months ended March 31, 2022 to $1,501.8 million from $1,348.4 million for the nine months ended March 31, 2021, an increase of $153.4 million or 11%. Gross margin, which is gross profit as a percentage of net revenue, for the nine months ended March 31, 2022 was 56.4% compared to 58.1% for the nine months ended March 31, 2021.
The decrease in gross margin for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021 was due primarily to higher logistics and manufacturing costs, partially offset by favorable changes in product mix and average selling prices.
Operating Expenses
The following table summarizes our operating expenses (in thousands):

	Three Months Ended March 31,		Change	% Change	Constant Currency
	2022	2021
Selling, general, and administrative	$182,401	$160,446	$21,955	14%	17%
as a % of net revenue	21.1%	20.9%
Research and development	66,801	55,941	10,860	19%	22%
as a % of net revenue	7.7%	7.3%
Amortization of acquired intangible assets	7,730	7,445	285	4%	4%

	Nine Months Ended March 31,		Change	% Change	Constant Currency
	2022	2021
Selling, general, and administrative	$544,483	$488,904	$55,579	11%	13%
as a % of net revenue	20.4%	21.1%
Research and development	189,258	165,409	23,849	14%	15%
as a % of net revenue	7.1%	7.1%
Amortization of acquired intangible assets	23,175	23,377	(202)	(1)%	(1)%

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased for the three months ended March 31, 2022 to $182.4 million from $160.4 million for the three months ended March 31, 2021, an increase of $22.0 million or 14%. Selling, general, and administrative expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $5.7 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general, and administrative expenses for the three months ended March 31, 2022 increased by 17% compared to the three months ended March 31, 2021. As a percentage of net revenue, selling, general, and administrative expenses were 21.1% for the three months ended March 31, 2022, compared to 20.9% for the three months ended March 31, 2021.
The constant currency increase in selling, general, and administrative expenses was primarily due to increases in employee-related costs during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Selling, general, and administrative expenses increased for the nine months ended March 31, 2022 to $544.5 million from $488.9 million for the nine months ended March 31, 2021, an increase of $55.6 million or 11%. Selling, general, and administrative expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $5.7 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general, and administrative expenses for the nine months ended March 31, 2022 increased by 13% compared to the nine months ended March 31, 2021. As a percentage of net revenue, selling, general, and administrative expenses were 20.4% for the nine months ended March 31, 2022, compared to 21.1% for the nine months ended March 31, 2021.
The constant currency increase in selling, general, and administrative expenses was primarily due to increases in employee-related costs during the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021.
Research and Development Expenses
Research and development expenses increased for the three months ended March 31, 2022 to $66.8 million from $55.9 million for the three months ended March 31, 2021, an increase of $10.9 million, or 19%. Research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $1.5 million for the three months ended March 31, 2022, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses increased by 22% compared to the three months ended March 31, 2021. As a percentage of net revenue, research and development expenses were 7.7% for the three months ended March 31, 2022, compared to 7.3% for the three months ended March 31, 2021.
The increase in research and development expenses in constant currency terms was primarily due to increased investment in our digital health technologies and SaaS solutions.
Research and development expenses increased for the nine months ended March 31, 2022 to $189.3 million from $165.4 million for the nine months ended March 31, 2021, an increase of $23.8 million, or 14%. Research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $0.9 million for the nine months ended March 31, 2022, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses increased by 15% compared to the nine months ended March 31, 2021. As a percentage of net revenue, research and development expenses were 7.1% for the nine months ended March 31, 2022, compared to 7.1% for the nine months ended March 31, 2021.
The increase in research and development expenses in constant currency terms was primarily due to increased investment in our digital health technologies and SaaS solutions.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets for the three months ended March 31, 2022 totaled $7.7 million compared to $7.4 million for the three months ended March 31, 2021.
Amortization of acquired intangible assets for the nine months ended March 31, 2022 totaled $23.2 million compared to $23.4 million for the nine months ended March 31, 2021.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Restructuring Expenses
In November 2020, we closed our Portable Oxygen Concentrator business, which was part of the Sleep and Respiratory Care segment. During the three and nine months ended March 31, 2021, we recognized restructuring expenses of $13.9 million primarily related to inventory write-downs of $5.2 million, accelerated amortization of acquired intangible assets of $5.1 million, asset impairments of $2.3 million, employee-related costs of $0.7 million and contract cancellation costs of $0.6 million. Of the total expense recognized during the three and six months ended December 31, 2020, the inventory write-down of $5.2 million is presented within cost of sales and the remaining $8.7 million in restructuring costs is separately disclosed as restructuring expenses on the condensed consolidated statements of income. We did not incur additional material expenses in connection with this activity after March 31, 2021.
Total Other Income (Loss), Net
The following table summarizes our other income (loss) (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Interest (expense) income, net	$(5,462)	$(5,823)	$361
Loss attributable to equity method investments	(2,627)	(4,969)	2,342
Gain (loss) on equity investments	(1,735)	4,666	(6,401)
Other, net	1,878	705	1,173
Total other income (loss), net	$(7,946)	$(5,421)	$(2,525)

	Nine Months Ended March 31,
	2022	2021	Change
Interest (expense) income, net	$(16,770)	$(18,341)	$1,571
Loss attributable to equity method investments	(5,927)	(9,895)	3,968
Gain (loss) on equity investments	(527)	9,442	(9,969)
Other, net	729	1,205	(476)
Total other income (loss), net	$(22,495)	$(17,589)	$(4,906)
Total other income (loss), net for the three months ended March 31, 2022 was a loss of $7.9 million compared to a loss of $5.4 million for the three months ended March 31, 2021. The increase in loss was primarily due to losses associated with our investments in marketable and non-marketable equity securities, which were a loss of $1.7 million for the three months ended March 31, 2022 compared to a gain of $4.7 million for the three months ended March 31, 2021. This was offset by lower losses attributable to equity method investments for the three months ended March 31, 2022 of $2.6 million compared to $5.0 million for the three months ended March 31, 2021. Additionally, interest expense, net, decreased to $5.5 million for the three months ended March 31, 2022 compared to $5.8 million for the three months ended March 31, 2021.
Total other income (loss), net for the nine months ended March 31, 2022 was a loss of $22.5 million compared to a loss of $17.6 million for the nine months ended March 31, 2021. The increase in loss was primarily due to losses associated with our investments in marketable and non-marketable equity securities, which were a loss of $0.5 million for the nine months ended March 31, 2022 compared to a gain of $9.4 million for the nine months ended March 31, 2021. This was offset by lower losses attributable to equity method investments for the nine months ended March 31, 2022 of $5.9 million compared to $9.9 million for the nine months ended March 31, 2021. Additionally, interest expense, net, decreased to $16.8 million for the nine months ended March 31, 2022 compared to $18.3 million for the nine months ended March 31, 2021.
Income Taxes
Our effective income tax rate for the three and nine months ended March 31, 2022 was 20.9% and 19.1% as compared to 136.0% and 56.6% for the three and nine months ended March 31, 2021. Our effective rate of 19.1% for the nine months ended March 31, 2021 differs from the statutory rate of 21.0% primarily due to research credits, foreign operations and windfall tax benefits related to the vesting or settlement of employee share-based awards. The decrease in our effective tax

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
rate for the three and nine months ended March 31, 2022 was primarily related to the decrease in unrecognized tax benefits recorded in connection with the Australian Tax Office ("ATO") transfer pricing dispute, outlined below.
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
On September 19, 2021, we concluded the settlement agreement with the ATO in relation to the previously disclosed transfer pricing dispute for the tax years 2009 through 2018 (“ATO settlement”). The ATO settlement fully resolved the dispute for all prior years, with no admission of liability and provides clarity in relation to certain future taxation principles.
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
Net Income (Loss) and Earnings (Loss) per Share
As a result of the factors above, our net income for the three months ended March 31, 2022 was $179.0 million compared to a net loss of $78.5 million for the three months ended March 31, 2021, an increase of $257.5 million. Our net income for the nine months ended March 31, 2022 was $584.4 million compared to net income of $279.4 million for the nine months ended March 31, 2021, an increase of $305.0 million, or 109%.
Our diluted earnings per share for the three months ended March 31, 2022 was $1.22 per diluted share compared to diluted loss per share of $0.54 for the three months ended March 31, 2021. Our diluted earnings per share for the nine months ended March 31, 2022 was $3.97 per diluted share compared to diluted earnings per share of $1.91 for the nine months ended March 31, 2021, an increase of 108%.
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

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except percentages):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
GAAP Net revenue	$864,500	$768,767	$2,663,390	$2,320,722

GAAP Cost of sales	$373,303	$321,509	$1,161,585	$972,319
Less: Amortization of acquired intangibles	(10,982)	(10,924)	(33,271)	(34,066)
Less: Restructuring - cost of sales	—	—	—	(5,232)
Non-GAAP cost of sales	$362,321	$310,585	$1,128,314	$933,021

GAAP gross profit	$491,197	$447,258	$1,501,805	$1,348,403
GAAP gross margin	56.8%	58.2%	56.4%	58.1%
Non-GAAP gross profit	$502,179	$458,182	$1,535,076	$1,387,701
Non-GAAP gross margin	58.1%	59.6%	57.6%	59.8%
The measure “non-GAAP income from operations” is equal to GAAP income from operations once adjusted for amortization of acquired intangibles and restructuring expense associated with the closure of the portable oxygen concentrator business. Non-GAAP income from operations is reconciled with GAAP income from operations below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
GAAP income from operations	$234,265	$223,426	$744,889	$662,040
Amortization of acquired intangibles - cost of sales	10,982	10,924	33,271	34,066
Amortization of acquired intangibles - operating expenses	7,730	7,445	23,175	23,377
Restructuring - cost of sales	—	—	—	5,232
Restructuring - operating expenses	—	—	—	8,673
Non-GAAP income from operations	$252,977	$241,795	$801,335	$733,388
The measure “non-GAAP net income” is equal to GAAP net income once adjusted for amortization of acquired intangibles (net of tax), reserve for disputed tax positions, restructuring expenses (net of tax) and (gain) loss on equity investments. The measure “non-GAAP diluted earnings per share” is the ratio of non-GAAP net income to diluted shares outstanding.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except for per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
GAAP net income (loss)	$179,012	$(78,481)	$584,376	$279,405
Amortization of acquired intangibles - cost of sales, net of tax	8,374	8,395	25,373	26,136
Amortization of acquired intangibles - operating expenses, net of tax	5,894	5,721	17,673	17,936
Reserve for disputed tax positions	—	254,776	4,111	254,776
Restructuring - cost of sales, net of tax	—	—	—	4,663
Restructuring - operating expenses, net of tax	—	—	—	7,730
(Gain) loss on equity investments	—	—	—	(8,476)
Non-GAAP net income	$193,280	$190,411	$631,533	$582,170
GAAP diluted shares outstanding	146,962	145,513	147,034	146,394
Anti-dilutive shares excluded from GAAP	—	858	—	—
Non-GAAP diluted shares outstanding	146,962	146,371	147,034	146,394
GAAP diluted earnings (loss) per share	$1.22	$(0.54)	$3.97	$1.91
Non-GAAP diluted earnings per share	$1.32	$1.30	$4.30	$3.98
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations and access to our revolving credit facility. Our primary uses of cash have been for research and development activities, selling and marketing activities, capital expenditures, strategic acquisitions and investments, dividend payments and repayment of debt obligations. We expect that cash provided by operating activities may fluctuate in future periods as a result of several factors, including fluctuations in our operating results, which include impacts from the COVID-19 pandemic, supply chain disruptions, working capital requirements and capital deployment decisions.
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
As of March 31, 2022 and June 30, 2021, we had cash and cash equivalents of $201.8 million and $295.3 million, respectively. Our cash and cash equivalents held within the United States at March 31, 2022 and June 30, 2021 were $57.2 million and $106.7 million, respectively. Our remaining cash and cash equivalent balances at March 31, 2022 and June 30, 2021, were $144.6 million and $188.6 million, respectively. Our cash and cash equivalent balances are held at highly rated financial institutions.
As of March 31, 2022, we had $1.6 billion available for draw down under the revolver credit facility and a combined total of $1.8 billion in cash and available liquidity under the revolving credit facility.
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
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revolving Credit Agreement, Term Credit Agreement and Senior Notes
On April 17, 2018, we entered into an amended and restated credit agreement (as amended from time to time, the “Revolving Credit Agreement”). The Revolving Credit Agreement, among other things, provided a senior unsecured revolving credit facility of $800.0 million, with an uncommitted option to increase the revolving credit facility by an additional $300.0 million. Additionally, on April 17, 2018, ResMed Limited entered into a Syndicated Facility Agreement (the “Term Credit Agreement”). The Term Credit Agreement, among other things, provides ResMed Limited a senior unsecured term credit facility of $200.0 million. On November 5, 2018, we entered into a first amendment to the Revolving Credit Agreement to, among other things, increase the size of our senior unsecured revolving credit facility from $800.0 million to $1.6 billion, with an uncommitted option to increase the revolving credit facility by an additional $300.0 million. The Revolving Credit Agreement and Term Credit Agreement each terminate on April 17, 2023, when all unpaid principal and interest under the loans must be repaid. As of March 31, 2022, we had $1.6 billion available for draw down under the revolving credit facility.
On July 10, 2019, we entered into a Note Purchase Agreement with the purchasers to that agreement, in connection with the issuance and sale of $250.0 million principal amount of our 3.24% senior notes due July 10, 2026, and $250.0 million principal amount of our 3.45% senior notes due July 10, 2029 (“Senior Notes”).
On March 31, 2022, there was a total of $682.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes. We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and debt facilities.
Cash Flow Summary
The following table summarizes our cash flow activity (in thousands):

	Nine Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$271,661	$510,193
Net cash used in investing activities	(174,677)	(110,390)
Net cash used in financing activities	(185,862)	(650,596)
Effect of exchange rate changes on cash	(4,631)	18,272
Net decrease in cash and cash equivalents	$(93,509)	$(232,521)
Operating Activities
Cash provided by operating activities was $271.7 million for the nine months ended March 31, 2022, compared to cash provided of $510.2 million for the nine months ended March 31, 2021. The $238.5 million decrease in cash flow from operations was primarily due to the payment of our tax settlement with the ATO of $284.8 million and greater purchases and prepayments of inventory to secure adequate components for the increasing sales demand, partly offset by an increase in operating profit and other net changes in working capital balances compared to the nine months ended March 31, 2021.
Investing Activities
Cash used in investing activities was $174.7 million for the nine months ended March 31, 2022, compared to cash used of $110.4 million for the nine months ended March 31, 2021. The $64.3 million decrease in cash flow from investing activities was primarily due to an increase in purchases of property, plant and equipment and an increase in payments on maturity of foreign currency contracts compared to the nine months ended March 31, 2021.
Financing Activities
Cash used in financing activities was $185.9 million for the nine months ended March 31, 2022, compared to cash used of $650.6 million for the nine months ended March 31, 2021. The $464.7 million increase in cash flow from financing activities was primarily due to borrowing activity under our Revolving Credit Agreement. Proceeds from borrowings, net of repayments, for the nine months ended March 31, 2022 were $24.0 million compared to net repayments of $446.0 million during the nine months ended March 31, 2021.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dividends
During the three months ended March 31, 2022, we paid cash dividends of $0.42 per common share totaling $61.4 million. On April 28, 2022, our board of directors declared a cash dividend of $0.42 per common share, to be paid on June 16, 2022, to shareholders of record as of the close of business on May 12, 2022. Future dividends are subject to approval by our board of directors.
Common Stock
Since the inception of our share repurchase programs and through March 31, 2022, we have repurchased a total of 41.8 million shares for an aggregate of $1.6 billion. We have temporarily suspended our share repurchase program due to recent acquisitions, and more recently, as a response to the COVID-19 pandemic. Accordingly, we did not repurchase any shares during the three and nine months ended March 31, 2022 and 2021. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares of common stock outstanding used in calculating earnings (loss) per share. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. At March 31, 2022, 12.9 million additional shares can be repurchased under the approved share repurchase program.
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
Contractual Obligations and Commitments
Purchase obligations as of March 31, 2022 were as follows:

		Payments Due by March 31,
	Total	2023	2024	2025	2026	2027	Thereafter
Purchase obligations	1,570,247	1,465,590	89,710	13,555	1,392	—	—
Other than for purchase obligations, there have been no material changes outside the ordinary course of business in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.
Off-Balance Sheet Arrangements
As of March 31, 2022, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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
The table below provides information (in U.S. dollars) on our foreign currency denominated operating assets and liabilities and after considering our foreign currency hedging activities as of March 31, 2022 (in thousands):

	U.S. Dollar (USD)	Euro (EUR)	Canadian Dollar (CAD)	Chinese Yuan (CNY)
AUD Functional:
Net Assets/(Liabilities)	49,745	(73,538)	—	11,801
Foreign Currency Hedges	(60,000)	55,478	—	(12,616)
Net Total	(10,255)	(18,060)	—	(815)
USD Functional:
Net Assets/(Liabilities)	—	—	21,041	—
Foreign Currency Hedges	—	—	(20,028)	—
Net Total	—	—	1,013	—
SGD Functional:
Net Assets/(Liabilities)	345,779	(24,829)	—	931
Foreign Currency Hedges	(330,000)	—	—	—
Net Total	15,779	(24,829)	—	931

PART I – FINANCIAL INFORMATION	Item 3
RESMED INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk
The table below provides information about our material foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars and forward contracts held at March 31, 2022. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

				Fair Value Assets / (Liabilities)
Foreign Exchange Contracts	Year 1	Year 2	Total	March 31, 2022	June 30, 2021
USD/AUD
Contract amount	60,000	—	60,000	2,533	(652)
Ave. contractual exchange rate	USD 1 = AUD 0.7196		USD 1 = AUD 0.7196
AUD/Euro
Contract amount	110,956	—	110,956	(128)	1,172
Ave. contractual exchange rate	AUD 1 = Euro 0.6864		AUD 1 = Euro 0.6864
SGD/Euro
Contract amount	22,191	—	22,191	(18)	(88)
Ave. contractual exchange rate	SGD 1 = Euro 0.7117	—	SGD 1 = Euro 0.7117
SGD/USD
Contract amount	330,000	—	330,000	(641)	(177)
Ave. contractual exchange rate	SGD 1 = USD 0.7401		SGD 1 = USD 0.7401
AUD/CNY
Contract amount	12,616	—	12,616	(611)	(130)
Ave. contractual exchange rate	AUD 1 = CNY 5.0312		AUD 1 = CNY 5.0312
USD/EUR
Contract amount		—	—		169
Ave. contractual exchange rate	USD 1 = EUR		USD 1 = EUR
USD/CAD
Contract amount	20,028	—	20,028	83	(44)
Ave. contractual exchange rate	USD 1 = CAD 1.2431		USD 1 = CAD 1.2431
Interest Rate Risk
We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At March 31, 2022, we held cash and cash equivalents of $201.8 million principally comprised of bank term deposits and at-call accounts and are invested at both short-term fixed interest rates and variable interest rates. At March 31, 2022, there was $182.0 million outstanding under the Revolving Credit Agreement and Term Credit Agreement, which are subject to variable interest rates. A hypothetical 10% change in interest rates during the three and nine months ended March 31, 2022, would not have had a material impact on pretax income. We have no interest rate hedging agreements.

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
As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.
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
Item 1A    Risk Factors
The discussion of our business and operations should be read together with the risk factors and contained in our annual report on Form 10-K for the fiscal year ended June 30, 2021, which was filed with the SEC and describe various material risks and uncertainties to which we are or may become subject. As of March 31, 2022, there have been no further material changes to such risk factors.
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
We temporarily suspended our share repurchase program due to recent acquisitions, and more recently, as a response to the COVID-19 pandemic. As a result, we did not repurchase any shares during the three months ended March 31, 2022. However, there is no expiration date for this program, and we may, at any time, elect to resume the share repurchase program as the circumstances allow. Since the inception of the share buyback programs, we have repurchased 41.8 million shares at a total cost of $1.6 billion. At March 31, 2022, 12.9 million additional shares of common stock can be repurchased under the approved share repurchase program.
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
101
The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed on April 28, 2022, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

PART II – OTHER INFORMATION	Signatures
RESMED INC. AND SUBSIDIARIES
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
April 28, 2022

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief financial officer
(Principal Financial Officer)