Form 10-K
period 2022-06-30
RESMED INC
filed 2022-08-12
CIK 943819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________
FORM 10-K
___________________________________________________________________________________________
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022
Commission file number: 001-15317
___________________________________________________________________________________________
ResMed Inc.
(Exact name of registrant as specified in its charter)
___________________________________________________________________________________________
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
___________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of December 31, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such stock on the New York Stock Exchange, was $37,771,141,000. All directors, executive officers, and 10% stockholders of registrant are considered affiliates.
At August 8, 2022, the registrant had 146,424,981 shares of Common Stock, $0.004 par value, issued and outstanding. This number excludes 41,836,234 shares held by the registrant as treasury shares.
Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the registrant’s 2022 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this report.

As used in this 10-K, the terms “we”, “us”, “our” and “the Company” refer to ResMed Inc., a Delaware corporation, and its subsidiaries, on a consolidated basis, unless otherwise stated.

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
PART I
Cautionary Note Regarding Forward-Looking Statements
This report contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to, our management. All statements other than statements regarding historical facts are forward-looking statements. The words “believe,” “expect,” “intend,” “anticipate,” “will continue,” “will,” “estimate,” “plan,” “future” and other similar expressions, and negative statements of such expressions, generally identify forward-looking statements, including, in particular, statements regarding expectations of future revenue or earnings, expenses, new product development, new product launches, new markets for our products, litigation, tax outlook and the impact of COVID-19. These forward-looking statements are made in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements reflect the views of our management at the time the statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified in Part I, Item 1A “Risk Factors” and elsewhere in this report. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources.
In addition, important factors to consider in evaluating such forward-looking statements include changes or developments in healthcare reform, social, economic, market, legal or regulatory circumstances, including the impact of public health crises such as the novel strain of coronavirus (COVID-19) and its variants that continues to spread globally; changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, disruptions and delays in the supply chain, the actions or omissions of third parties, including suppliers, customers, competitors and governmental authorities, geopolitical and economic conditions in foreign jurisdictions where we do business, and various other factors. Furthermore, many of these risks and uncertainties are currently amplified by and may continue to be amplified by the COVID-19 pandemic and the impact of varying private and governmental responses that affect our customers, employees, vendors and the economies and communities where they operate. If any one or more of these risks or uncertainties materialize, or underlying estimates or assumptions prove incorrect, actual results may vary significantly from those expressed in our forward-looking statements, and there can be no assurance that the forward-looking statements contained in this report will in fact occur.
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
Following our formation in 1989, we commercialized a treatment for obstructive sleep apnea, or OSA. This treatment, continuous positive airway pressure, or CPAP, was the first successful noninvasive treatment for OSA. CPAP systems deliver pressurized air, typically through a mask, to prevent collapse of the upper airway during sleep.
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

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
satisfaction with their therapy. We also provide management software to agencies providing out-of-hospital care, including but not limited to home medical equipment, or HME, home health and hospice, skilled nursing, life plan community, senior living, and private duty services.
We employ over 8,100 people and sell our products in over 140 countries through a combination of wholly owned subsidiaries and independent distributors.
Our website address is www.resmed.com. Information contained on our website is not part of or incorporated into this report. We make our periodic reports, together with any amendments, available on our website, free of charge, as soon as reasonably practicable after we electronically file or furnish the reports with the Securities and Exchange Commission, or SEC. The SEC maintains an internet site, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
Since formation we have acquired a number of businesses, including distributors, suppliers, developers of medical equipment and related technologies and software solution providers. For example, in the United States our sleep and respiratory care products are sold by ResMed Corp., and our software is sold principally by our Brightree and MatrixCare subsidiaries.
Segment Information
We operate in two segments, which are the Sleep and Respiratory Care segment and the Software as a Service, or SaaS, segment. See Note 14 – Segment Information of the Notes to Financial Statements (Part II, Item 8) for financial information regarding segment reporting. Financial information about our revenues from and assets located in foreign countries is also included in the notes to our consolidated financial statements.
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

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
paralysis of many muscles. Non-REM sleep is subdivided into four stages that generally parallel sleep depth; stage 1 is the lightest and stage 4 is the deepest.
The upper airway has no rigid support and is held open by active contraction of upper airway muscles. Normally, during REM sleep and deeper levels of non-REM sleep, upper airway muscles relax and the airway narrows. Individuals with narrow upper airways or poor muscle tone are prone to temporary collapses of the upper airway during sleep, called apneas, and to near closures of the upper airway called hypopneas. These breathing events result in a lowering of blood oxygen concentration, causing the central nervous system to react to the lack of oxygen or increased carbon dioxide and signaling the body to respond. Typically, the individual subconsciously arouses from sleep, causing the throat muscles to contract, opening the airway. After a few gasping breaths, blood oxygen levels increase and the individual can resume a deeper sleep until the cycle repeats itself. Sufferers of OSA typically experience ten or more such cycles per hour. While these awakenings greatly impair the quality of sleep, the individual is not normally aware of these disruptions. In addition, OSA has been recognized as a cause of hypertension and a significant comorbidity for heart disease, stroke and type 2 diabetes.
A long-term epidemiology study published in 2013 estimated that 26% of adults age 30-70 have some form of obstructive sleep apnea. Another study published in Lancet Respiratory Medicine in 2019 estimated that mild to severe OSA impacts more than 936 million people worldwide, including 54 million Americans. Of those impacted, it was estimated that more than 424 million would have moderate to severe sleep apnea. Despite the high prevalence of OSA, there is a general lack of awareness of OSA among both the medical community and the general public. It is estimated that less than 20% of those with OSA have been diagnosed or treated. Many healthcare professionals are often unable to diagnose OSA because they are unaware that such non-specific symptoms as excessive daytime sleepiness, snoring, hypertension, and irritability are characteristic of OSA.
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
A study presented at the European Respiratory Society (ERS) International Congress in 2021 and later published in CHEST in 2022 found that using PAP therapy as directed can significantly increase sleep apnea patients’ chances of living longer. The study concluded that people with obstructive sleep apnea who continued PAP therapy were 39% more likely to survive over a three-year period than OSA patients who didn’t. Researchers found that the survival rate gap remained significant when accounting for patients’ ages, overall health, other pre-existing conditions, and causes of death.
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
Generally, an individual seeking treatment for the symptoms of OSA is referred by a general practitioner to a sleep specialist for further evaluation. The diagnosis of OSA typically requires monitoring the patient during sleep at either a sleep clinic or the patient’s home. During overnight testing, respiratory parameters and sleep patterns may be monitored, along with other vital signs such as heart rate and blood oxygen levels. Simpler tests, using devices such as our ApneaLink Air, NightOwl, or our automatic positive airway pressure devices, monitor airflow during sleep, and use computer

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
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
A variety of devices are marketed for the treatment of OSA. Most are only partially effective, but CPAP is a reliable treatment for all severities of OSA and is considered first-line therapy. Use of mandibular advancement devices is increasingly used as a second-line option in patients unable to use CPAP or those with mild OSA. These devices cause the mandible and tongue to be pulled forward and improve the dimensions of the upper airway. CPAP is a non-invasive means of treating OSA. CPAP was first used as a treatment for OSA in 1980 by Dr. Colin Sullivan, the past Chairman of our Medical Advisory Board and was commercialized for treatment of OSA in the United States, or U.S., in the mid-1980s. During CPAP treatment, a patient sleeps with a nasal interface connected to a small portable air device that delivers room air at a positive pressure. The patient breathes in air from the device and breathes out through an exhaust port in the interface. Continuous air pressure applied in this manner acts as a pneumatic splint to keep the upper airway open and unobstructed. Interfaces include nasal masks and nasal pillows. Sometimes, when a patient leaks air through their mouth, a full-face mask may need to be used, rather than a nasal interface.
CPAP is not a cure and, therefore, must be used on a nightly basis as long as treatment is required. Patient compliance has been a major factor in the efficacy of CPAP treatment. Early generations of CPAP units provided limited patient comfort and convenience. Patients experienced soreness from the repeated use of nasal masks and had difficulty falling asleep with the CPAP device operating at the prescribed pressure. In recent years, product innovations to improve patient comfort and compliance have been developed. These include more comfortable patient interface systems; delay timers that gradually raise air pressure allowing the patient to fall asleep more easily; bilevel air devices, including our AirCurve 10 Series and Lumis devices, which provide different air pressures for inhalation and exhalation; heated humidification systems to make the airflow more comfortable; and auto-titration devices that modulate the average pressure delivered during the night.
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

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
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
Software as a Service
Due to multiple acquisitions, including Brightree in April 2016, HEALTHCAREfirst in July 2018 and MatrixCare in November 2018, our operations now include platforms that comprise our SaaS business. Our SaaS strategy is to develop a portfolio that assists durable or home medical equipment (DME/HME) providers, and other long-term care providers operate more effectively and efficiently across various out-of-hospital care settings. With a comprehensive set of software and services offerings, our SaaS solutions enable providers to streamline workflow and deliver an improved patient experience across our existing vertical markets including HME and home infusion, facility-based organizations including skilled nursing, senior living, and life plan communities, home health and hospice providers, and to adjacent provider

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
markets through a growing portfolio of value-added solutions with broad market applicability. Our offerings can help providers perform analytics, manage documentation and implement new reimbursement requirements as well as more effectively transfer data as patients move between different care settings.
Business Strategy
We believe that the sleep apnea and respiratory care markets will continue to grow in the future due to a number of factors, including increasing awareness of OSA, CSA and COPD, improved understanding of the role of sleep apnea treatment in the management of cardiac, neurologic, metabolic and related disorders, improved understanding of the role of non-invasive ventilation in the management of COPD, and an increase in the use of digital and product technology to improve patient outcomes and create efficiencies for customers and providers. Our strategy for expanding our business operations and capitalizing on the growth of the sleep apnea and respiratory care markets, as well as growth in out-of-hospital care settings, consists of the following key elements:
•Continue Product Development and Innovation in Sleep Apnea and Respiratory Care Products. We are committed to ongoing innovation in developing products for the diagnosis and treatment of sleep apnea. We have been a leading innovator of products designed to treat sleep apnea more effectively, increase patient comfort and encourage compliance with prescribed therapy. In recent years we have introduced a full suite of masks in our AirFit and AirTouch ranges as well as advanced and expanded the integrations of our therapy-based software solutions, including AirView, to promote greater patient adherence. Our recent acquisitions have included a portfolio of sleep apnea products through our acquisition of Curative Medical.
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
•Broaden our digital health technology foundation. Digital enablement is central to our strategy. Our cloud-based digital health applications, along with our devices, are designed to provide connected care to improve patient outcomes and efficiencies for our customers, allowing fewer professionals to manage more patients and empowering patients to track their own health outcomes. We are expanding our cloud-based patient management and engagement platforms, such as AirView, enabling remote monitoring, over-the-air trouble shooting and changing of device settings, U-Sleep enabling automated patient coaching through a text, email or interactive voice phone call and myAir, a patient engagement application that provides sleep data and a daily score based on their previous night’s data. In the United States we have released ResMed MaskSelector, an easy-to-use digital tool to make mask selection and sizing easier and more effective, and HelloSleep, an application to help patients prepare for their fitting and first nights of therapy.
We believe that the combination of continued product development, product and technology acquisitions and innovation are key factors to our ongoing success. Approximately 17% of our employees are devoted to research and development activities.
•Expand SaaS Solutions in Out-of-Hospital Care Settings. Our vision is to transform and significantly improve out-of-hospital (OOH) healthcare through a strategy of enabling better patient care, improving clinical decision support, and driving interoperability across out-of-hospital healthcare settings. Since acquiring Brightree in 2016, plus MatrixCare and HEALTHCAREfirst in 2018, we offer software solutions across multiple out-of-hospital healthcare settings including HME, home health and hospice, skilled nursing, life plan communities, senior living, and private duty. Our announced acquisition of MEDIFOX DAN in June 2022, pending regulatory clearances, will expand ResMed’s SaaS business outside the U.S. to Germany, and will add new out-of-hospital care sectors to the business’ ecosystem, including outpatient therapy. We are connecting capabilities across the platforms in these out-of-hospital care settings to help our customers be more efficient, better serve people, keep them out-of-hospital, and in lower-cost, higher-quality care settings. Today, our SaaS solutions serve OOH customers combining over 115 million individual accounts.
•Expand Geographic Presence. We market our products in more than 140 countries to sleep clinics, home healthcare dealers, patients and third-party payors. We intend to increase our sales and marketing efforts in our principal markets, as well as expand the depth of our presence in other high-growth geographic regions. In 2016,

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
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
•Increase Public and Clinical Awareness. We continue to expand our existing promotional activities to increase awareness of sleep apnea, COPD and other clinical conditions that can be treated with our industry-leading solutions. These promotional activities target both the population predisposed to sleep apnea and medical specialists, such as pulmonologists, sleep medicine specialists, primary care physicians, cardiologists, neurologists and other medical subspecialists who treat these conditions and their associated comorbidities. We target special interest groups, including the National Stroke Association, the American Heart Association, COPD Foundation and the National Sleep Foundation, to further increase awareness of the relationship between OSA, COPD, neuromuscular disease and comorbidities such as cardiac disease, diabetes, hypertension and obesity. The programs also support our efforts to inform the community of the dangers of sleep apnea with regard to occupational health and safety, especially in the transport industry. We have helped establish a center for clinical care and medical research at the University of California, San Diego, in the fields of sleep apnea and COPD.
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
•Leverage the Experience of our Management Team. Our senior management team has extensive experience in the medical device industry in general, and in the fields of sleep apnea, respiratory care and healthcare informatics in particular. We intend to continue to leverage the experience and expertise of these individuals to maintain our innovative approach to the development of products and solutions, and to increase awareness of the serious medical problems caused by sleep apnea and the use of non-invasive ventilation, and in-home life-support ventilation to treat COPD and other chronic respiratory diseases.
Products
Our portfolio of products includes devices, diagnostic products, mask systems, headgear and other accessories, dental devices and cloud-based software informatics solutions. For purposes of the following discussion, we refer to our air flow generators and ventilators collectively as devices.
Devices
We produce cloud-connected CPAP, APAP, bilevel, and ASV devices that deliver positive airway pressure through a patient interface, either a mask or cannula. Our APAP devices, known as AutoSet, are based on a proprietary technology to monitor breathing and can also be used in the diagnosis, treatment and management of OSA. During fiscal year 2017, we launched AirMini, a small portable CPAP combining the same proven therapy modes used in the AirSense 10 with effective waterless humidification enabling portable convenience. We commenced a controlled product launch of AirSense 11 in fiscal year 2021, which was followed by a broader launch throughout fiscal year 2022. AirSense 11 introduced new features such as a touch screen, algorithms for patients new to therapy and digital enhancements, such as over-the-air update capabilities. We also acquired a line of Chinese-developed and manufactured sleep and ventilation devices with the acquisition of Curative Medical in fiscal year 2016. Devices in total accounted for approximately 52%, 50% and 51% of our net revenues in fiscal years 2022, 2021 and 2020, respectively.

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
The tables below provide a selection of products, as known by our trademarks.

CPAP, APAP & BILEVEL PRODUCTS	DESCRIPTION
AirSense 11 –AutoSet –CPAP –Elite	Combining enhanced digital health technology with effective therapy modes, AirSense™ 11 APAP and CPAP machines are designed to make starting sleep apnea therapy, and adhering to it, easier and more convenient than ever before. Our newest device, AirSense 11 includes new features like Personal Therapy Assistant and Care Check-In designed to provide tailored guidance to PAP users, helping ease them into therapy and comfortable nightly use. Other features include the availability of remote software updates so users can enjoy the latest version of these tools every night.
AirSense 10 –AutoSet –AutoSet for Her –CPAP –Elite –Card-to-Cloud	AirSense™ 10 is one of the world’s most widely used series of CPAP and APAP machines, each designed to deliver high-quality therapy for a better night’s sleep. Features include a built-in humidifier, Climate Control Auto setting to provide breathing comfort, AutoRamp™ with sleep onset detection, and expiratory pressure relief (EPR™).
AirCurve 10 Bilevel –AirCurve 10 S –AirCurve 10 VAuto –AirCurve 10 ASV –AirCurve 10 VAuto –Card-to-Cloud	AirCurve™ 10 bilevel machines include two pressure level settings: a higher pressure when you inhale, and a lower pressure that makes it easier to exhale. AirCurve 10 S and AirCurve 10 VAuto both treat obstructive sleep apnea, while AirCurve 10 ASV treats central sleep apnea. All machines include a built-in humidifier and Climate Control Auto setting to provide breathing comfort.
AirMini portable CPAP	The smallest portable CPAP on the market today, AirMini features the same auto-adjusting therapy modes used in the AirSense™ 10 Auto. The device also features built-in Bluetooth connectivity and effective waterless humidification enabled by HumidX technology.

VENTILATION PRODUCTS	DESCRIPTION
Stellar 150	ResMed Stellar™ 150 ventilator is suitable for invasive and non-invasive ventilation, either at home or in a healthcare setting. It is not a life support ventilator. Stellar 150 also includes iVAPS™ (intelligent Volume-Assured Pressure Support) 1 technology to adjust to your changing respiratory needs.
Astral 100 and 150	ResMed Astral™ 100 and Astral 150 provide personalized care every step of the way. With both invasive and non-invasive options, they offer a lightweight design, exceptional battery life and adaptive technologies to provide greater mobility and peace of mind.
AirCurve 10 ST-A	Designed for people with respiratory conditions that affect breathing such as restrictive lung disorders, severe COPD and hypoventilation, AirCurve™ 10 ST-A combines user-friendly controls, an intuitive interface and automatic features to make ventilation therapy effective, comfortable and hassle-free.
Mask Systems, Diagnostic Products, Accessories and Other Products
Masks, diagnostic products and accessories together accounted for approximately 37%, 38% and 37% of our net revenues in fiscal years 2022, 2021 and 2020, respectively.
Mask Systems
Mask systems are one of the most important elements of sleep apnea treatment systems. Masks are a primary determinant of patient comfort and as such may drive or impede patient compliance with therapy. We have been a consistent innovator in small nasal, nasal pillows and full-face masks, by improving patient comfort while minimizing size and weight.
The table below provides an of overview of our mask systems by category.

CATEGORY	DESCRIPTION
Minimalist	AirFit F30, AirFit P10, and AirFit N30 minimalist masks feature our lightest, lowest profile designs. The features of these masks are focused on minimizing contact with the patient’s face to reduce red marks and irritation.
Freedom	AirFit N30i, AirFit P30i, and AirFit F30i freedom masks, which feature top-of-head tubing design allowing flexibility to easily switch sleep positions.
Ultra Soft	The AirTouch F20 and AirTouch N20 masks feature a soft and breathable AirTouch cushion designed to enhance CPAP mask comfort.
Universal Fit	AirFit F20 and AirFit N20 masks are designed to fit a wide range of faces due to the InfinitySeal silicone cushion that adapts to unique facial contours, which increases comfort, improves the fit and reduces leakage.

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
Diagnostic Products
We market sleep recorders for the diagnosis and titration of sleep apnea in sleep clinics, hospitals and at home. These diagnostic systems record relevant respiratory and sleep data, which can be analyzed by a sleep specialist or physician who can then tailor an appropriate OSA treatment regimen for the patient.

PRODUCTS	DESCRIPTION
ApneaLink Air	A portable diagnostic device that measures oximetry, respiratory effort, pulse, nasal flow and snoring. Works with AirView Diagnostics to provide comprehensive diagnostic solution to clinicians.
NightOwl	A portable, cloud-connected, fully disposable diagnostic device that measures AHI based on peripheral arterial tone (PAT), actigraphy, and oximetry over several nights to capture variability and help avoid misdiagnosis.
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

PRODUCTS	DESCRIPTION
AirView	A cloud-based system enabling remote monitoring and changing of patients’ device settings. AirView also makes it easier to simplify workflows and collaborate more efficiently across the patient’s care network.
myAir	A personalized therapy management application for patients with sleep apnea providing support, education and troubleshooting tools for increased patient engagement and improved compliance.
U-Sleep	A compliance monitoring solution that enables HMEs to streamline their sleep programs to achieve better business and patient outcomes.
Connectivity Module	A module providing cellular connection between our compatible ventilation devices (e.g., Astral, Stellar) and our AirView™ system.
Propeller	Propeller's inhaler sensors track medication usage and pair with a companion smartphone application, giving people with asthma or COPD a better understanding of their disease and promoting increased adherence to treatment. The Propeller Provider Portal gives clinicians the timely and accurate information they need to make better treatment decisions.
SaaS Products
Following multiple acquisitions, including Brightree in April 2016, HEALTHCAREfirst in July 2018 and MatrixCare in November 2018, we now supply out-of-hospital software products designed to support the professionals and caregivers helping people stay healthy in the home or care setting of their choice. SaaS revenue accounted for approximately 11%, 12% and 12% of our net revenue in fiscal years 2022, 2021 and 2020, respectively.

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

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
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
Across the sleep and respiratory care platforms, we support clinical trials in many countries including the United States, Germany, Netherlands, France, Japan, the United Kingdom, Switzerland, China, Spain, Canada, Singapore, and Australia to develop new clinical applications for our technology. We also continue to support some of the largest sleep apnea studies in history by performing advanced statistical analyses on millions of real-world clinical data points collected through our cloud-connected devices and patient engagement tools. These studies, which we have begun to publish, provide clinical insights around patient management, device settings and predictors of patient adherence that inform our product development efforts.
We consult with physicians at major medical centers throughout the world to identify clinical and technological trends in the treatment of sleep apnea, COPD and the other conditions associated with these diseases. New product ideas are also identified by our marketing staff, direct sales force and network of distributors, customers, clinicians and patients.
Sales and Marketing
We currently market our products in more than 140 countries through a network of distributors and our direct sales force. We attempt to tailor our marketing approach to each national market, based on regional awareness of sleep apnea as a health problem, physician referral patterns, consumer preferences and local reimbursement policies. See Note 14 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8) for financial information about our geographic areas.
United States, Canada, and Latin America. Our products are typically purchased by a home healthcare dealer who then sells the products to the patient. The decision to purchase our products, as opposed to those of our competitors, is made or influenced by one or more of the following individuals or organizations: the prescribing physician and their staff; the home healthcare dealer; the insurer and the patient. In the United States, Canada, and Latin America, our sales and marketing activities are conducted through a field sales organization made up of regional territory representatives, program development specialists and regional sales directors. Our field sales organization markets and sells products to home healthcare dealer branch locations throughout the United States, Canada, and Latin America.
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
Combined Europe, Asia, and other markets. We market our products in most major countries in combined Europe, Asia and other markets. We have wholly owned subsidiaries in Australia, Austria, China, Czech Republic, Denmark, Finland, France, Germany, India, Ireland, Japan, Korea, Netherlands, New Zealand, Norway, Poland, Sweden, Switzerland, Taiwan, Thailand, and the United Kingdom. We use a combination of our direct sales force and independent distributors to sell our products in combined Europe, Asia and other markets. We select independent distributors in each country based on their knowledge of respiratory medicine and a commitment to sleep apnea therapy. In countries where we sell our products direct, a local senior manager is responsible for direct national sales. In many countries we sell our products to home healthcare dealers or hospitals who then sell the products to the patients. In Germany, Australia, New Zealand, and South Korea, we also operate home healthcare business models, in which we provide products and services directly to patients.

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
We only sell our SaaS products in the United States; however we will also have sales in Germany once ResMed’s acquisition of MEDIFOX DAN is complete.
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
The COVID-19 pandemic has continued to impact the global supply chain, primarily through constraints on raw materials and electronic components, including semiconductor chips. These constraints have impacted and may continue to impact our ability to manufacture products in quantities necessary to satisfy customer demand, which could negatively impact our results of operations. Additionally, we have observed a reduction in both inbound and outbound transportation capacity as a result of port closures and delays associated with the pandemic, which is causing longer lead times in receiving raw materials into and distributing finished goods out of our manufacturing facilities, as well as increased freight costs. We are actively working to mitigate the impact of the widespread supply chain and logistics issues.
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
Our main manufacturing facilities are located in Tuas, Singapore; Sydney, Australia; Chatsworth, California; Johor Bahru, Malaysia; Atlanta, Georgia and Suzhou, China. Refer to Item 2 for additional details on these properties.
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

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
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
Due to the lapse of competitive bid contracts as of December 31, 2018, effective January 1, 2019, Medicare beneficiaries could receive DME from any Medicare-enrolled supplier during a temporary gap in the competitive bidding program between January 1, 2019 and December 31, 2020. Pricing in competitive bidding areas and non-rural, contiguous non-bid areas continued to use adjusted fee schedule amounts, subject to annual Consumer Price Index (CPI) adjustments, during this temporary gap period beginning in 2019 through December 31, 2020. On December 28, 2021, CMS released a Final Rule that, among other things, extended the blended fee schedule amounts for non-bid rural and non-contiguous areas through the end of the COVID-19 public health emergency, which has been renewed through October 13, 2022, and a blended fee schedule amount was implemented for all other areas for the same period.
CMS competed 16 product categories in Round 2021 of the DMEPOS competitive bidding program, which took effect on January 1, 2021 and extends through December 31, 2021. There have been some revisions to the bidding methodology including the plan to implement surety bond requirements, lead item pricing, and setting reimbursement rates at the maximum winning bid rate instead of the median winning bid rate. Although CMS previously expanded the categories of devices subject to competitive bidding to include non-invasive ventilators, or NIVs, starting in 2021, in response to the COVID-19 pandemic, CMS removed NIVs from Round 2021 of the DMEPOS Competitive Bidding Program. Of the 15 remaining product categories that were bid for in Round 2021, CMS awarded competitive bidding contracts for only two categories, off-the-shelf (OTS) back braces and OTS knee braces. All other product categories were removed from Round 2021. Payment for the items where contracts were not awarded will be based on adjusted fee schedule amounts, pending further rulemaking.
The Protecting Medicare and American Farmers From Sequester Cuts Act was signed into law Dec 10, 2021. The law extended the 2% Medicare sequester moratorium through March 31, 2022, and adjusted the sequester to 1% between April 1, 2022, and June 30, 2022 and reinstates the full 2% sequestration cut beginning July 1, 2022. The payment reduction applicable to healthcare providers applies to the approved Medicare payment amount, after the deductible and coinsurance are applied. The reduction in payment does not affect the 20% coinsurance owed by the patient. Further, the law eliminated the potential for an additional 4% Medicare sequester in 2022 due to statutory pay-as-you-go (PAYGO) requirement for one year. The cuts will take effect in 2023 after adjournment of the first session of the 117th Congress.
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

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
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
Our primary Sleep and Respiratory Care competitors include Philips BV; Fisher & Paykel Healthcare Corporation Limited; DeVilbiss Healthcare; Apex Medical Corporation; BMC Medical Co. Ltd.; and regional and new entrant manufacturers seeking to enter our markets. Finally, our products compete with surgical procedures, nerve stimulation devices and dental appliances designed to treat OSA and other sleep apnea-related respiratory conditions. The development of new or innovative procedures, devices or therapies, such as pharmaceutical, by others could result in our products becoming obsolete or noncompetitive, which would harm our revenues and financial condition.
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

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
Patents and Proprietary Rights and Related Litigation
We rely on a combination of patents, designs, trademarks, trade secrets, copyrights, and non-disclosure agreements to protect our proprietary technology and rights. Some of these patents, patent applications and designs relate to significant aspects and features of our products. We believe the combination of these rights, in aggregate, are of material importance to each of our businesses. Through our various subsidiaries, as of the date of this report, we own or have licensed rights to approximately 9,100 pending, allowed or granted patents and designs. Patents and designs have various statutory terms based on the legislation in individual jurisdictions which may be subject to change. Of our patents, 565 U.S. patents and 1,435 foreign patents are due to expire in the next five years. We believe that the expiration of these patents will not have a material adverse impact on our competitive position.
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

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
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
EEA
In the European Economic Area, (which is comprised of the 27 member states of the European Union plus Norway, Iceland and Liechtenstein), or EEA, medical devices need to comply with specific requirements. These requirements were previously known as "Essential Requirements" under the former EU Medical Devices Directive (Council Directive 93/42/EEC, or MDD) and are now defined "General Safety and Performance Requirements (GSPR)" under the new EU Medical Devices Regulation (Regulation (EU) 2017/745, or MDR). While the requirements set forth in the MDR are generally consistent with those laid out in the MDD (with a few exceptions), the GSPR are described more in detail compared to the Essential Requirements. Compliance with the Essential Requirements (under the MDD) or the GSPR (under the MDR) is a prerequisite to be able to affix the CE marking to medical devices, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the Essential Requirements/GSPR and affix the CE marking, manufacturers of medical devices must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low-risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements/GSPR, a conformity assessment procedure requires the intervention of a Notified Body, which is a third-party organization designated by a competent authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body would audit and examine the Technical File and the quality system for the manufacture, design and final inspection of the devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements/GSPR. This Certificate entitles the manufacturer to affix the CE marking to its medical devices after having prepared and signed a related EC Declaration of Conformity.
As a general rule, demonstration of conformity of medical devices and their manufacturers with the Essential Requirements/GSPR must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence.
All manufacturers placing medical devices into the market in the EEA must comply with the EU Medical Device Vigilance System. Under the MDR, incidents must be reported centrally in the European EUDAMED database (although transitional provisions are in place until EUDAMED is fully functional), and manufacturers are required to take Field Safety Corrective Actions, or FSCAs, to prevent or reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. An incident is defined as any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in the labeling or the instructions for use. The MDR considers "serious incidents" those incidents which, directly or indirectly, led, might lead to or might have led to the death of a patient or user or of other persons, a serious deterioration in their state of health, or a serious public health threat. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices. Where appropriate, our products commercialized in Europe are CE marked and classified as either Class I or Class II.
On April 5, 2017, the European Parliament passed the MDR, which repeals and replaces the MDD. Unlike directives, which must be implemented into the national laws of the EEA member states, the regulations would be directly applicable (i.e., without the need for adoption of EEA member State laws implementing them) in all EEA member states and are intended to eliminate current differences in the regulation of medical devices among EEA member States. The MDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. Regulation (EU) 2017/746 (IVDR), applicable as of May 26, 2022, provides for the regulatory framework applicable to in vitro diagnostic medical devices.
The MDR was meant to become applicable three years after publication (in May 2020). However, on April 23, 2020, to allow EEA national authorities, notified bodies, manufacturers and other actors to focus fully on urgent priorities related to the COVID-19 pandemic, the European Council and Parliament adopted Regulation 2020/561, postponing the date of application of the MDR by one year. The MDR thus became applicable on May 26, 2021. The MDR transitional provisions allow the placing on the market of devices with a CE Certificate issued in accordance with the MDD until May 26, 2024, under certain conditions. Moreover, the MDR provides that the following medical devices with a CE Certificate issued in accordance with the MDD may continue to be made available on the market or put into service until May 26, 2025.
•Devices placed on the market in compliance with the MDD prior to May 26, 2021; and
•Devices placed on the market after May 26, 2021, benefiting from the described MDR transitional provisions.
The MDR, among other things:
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
We have received certification or initiated the MDR certification process at several locations, including Sydney, Australia; San Diego, California; and Lyon, France. We continue to transition our certification profile to meet the new MDR requirements.

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
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

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
restrictions on device manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities.
FCPA and Other Anti-Bribery and Anti-Corruption Laws
The U.S. Foreign Corrupt Practices Act, or FCPA, prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA would include interactions with certain healthcare professionals in many countries, either directly or through our contracted distributors. Our present and future business has been and will continue to be subject to various other U.S. and foreign laws, rules and/or regulations. The shifting commercial compliance environment and the need to build and maintain robust systems to comply with different compliance or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, additional integrity oversight and reporting obligations, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
Data Privacy and Security Laws
Under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, which we collectively refer to as HIPAA, the Department of Health and Human Services, or HHS, has issued regulations, including the HIPAA Privacy, Security and Breach Notification Rules, to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities including health care providers and their business associates, as well as covered subcontractors. HIPAA also regulates standardization of data content, codes and formats used in health care transactions and standardization of identifiers for health plans and providers. Penalties for violations of HIPAA regulations include significant civil and criminal penalties for each violation. In addition to federal privacy and security regulations, there are a number of state laws governing confidentiality and security of personal information that are applicable to our business. For example, the California Consumer Privacy Act, or the CCPA, became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context. CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and the CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act, or CPRA, effective January 1, 2023, and replacing the CCPA, will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. In addition to California, several U.S. states, including Colorado, Virginia, and Utah have adopted their own comprehensive data protection laws, with varying implementation dates starting January 1, 2023. The application of the laws and the requirements contained therein is not uniform. We may be required to undertake additional compliance investment and potentially change our business processes to evaluate the application of these laws to our business and to implement compliance measures. If we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. Similar privacy laws have been proposed at the federal level and in other states.
In addition to these comprehensive data protection laws, to date, at least three states have adopted laws specifically regulating the collection, use, storage, and disclosure of biometrics, and additional states may seek to regulate—and/or restrict the use of—biometrics in the future. Certain of our products use, or permit the use of, information that could be classified as a biometric under these or other laws. If we are subject to or affected by these or other laws, we may be

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
required to modify the way in which we make available our product or certain features of our product. We also may be required to implement additional practices or processes or otherwise invest our resources to comply with these and other regulations.
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
In addition, the General Data Protection Regulation, or GDPR, went into effect in May 2018. The GDPR imposes stringent data protection requirements for the processing of personal data in the European Economic Area, or EEA. The GDPR has increased our obligations, for example, by requiring more robust disclosures to individuals, strengthening individual data rights, instituting procedures for mandatory and data breach notifications to regulators within a short timeframe, limiting retention periods and secondary use of information (including for research purposes), increasing requirements pertaining to health data and pseudonymized (i.e., key-coded) data and imposing additional obligations when we contract with third party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EEA, including to the United States; recent legal developments in Europe have created complexity regarding such transfers of personal data from the EEA to the United States. For example, the European Commission and the United Kingdom have adopted new standard contractual clauses under which entities may transfer personal data from the European Union and the United Kingdom, which we may be required to implement. We must evaluate such data transfers on a case-by-case basis to ensure continued permissibility under current law and consistent with new standard contractual clauses. European data protection law provides that EEA member states may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs to increase and harm our business and financial condition. EEA member states may modify or impose additional conditions to be able to transmit electronic marketing communications. Failure to comply with the requirements of GDPR and the applicable national data protection and marketing laws of the EEA member states may result in fines of up to €20.0 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties as well as individual claims for compensation.
Further, the United Kingdom has adopted the UK General Data Protection Regulation ("UK GDPR"), which also has the potential to impose significant data protection fines up to the greater of £17.5 million or 4% of global turnover.
Numerous other state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of patient health information and other personal information. In addition, Congress and some states are considering new laws and regulations that further protect the privacy and security of medical records or medical information. All 50 states have passed laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected customers. The Federal Trade Commission, or FTC, and states’ Attorneys General have also brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information. These laws may apply directly to our business or indirectly by contract when we provide services to other companies. The FTC also has focused on the use of artificial intelligence (AI) and the potential bias in AI as one of its enforcement and policy priorities, including the use of AI in the healthcare space. Our services and products may use AI now or in the future. We intend to continue to comprehensively protect all personal information and to comply with all applicable laws regarding the protection of such information as well as to monitor developments regarding the use of AI that could be relevant to our products and services.
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

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
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
As of June 30, 2022, we had approximately 8,160 employees or contingent workers, of which approximately 3,480 were employed in cost of sales activities including areas such as warehousing and manufacturing, 1,350 in research and development and 3,330 in sales, marketing and administration. Of our employees and contingent workers, approximately 3,020 (37%) were located in the United States, Canada and Latin America, 2,370 (29%) in Asia, 1,360 (17%) in Australia and 1,410 (17%) in Europe. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. ResMed’s global turnover rate for fiscal year 2022 was approximately 17%.
Diversity & Inclusion
Our values of belonging, inclusion and diversity for success (“BIDS”) enable us to unlock the strengths of our people to transform healthcare and improve lives. We are in our second year of building out a strategic BIDS practice that strives to impact people, patients, and products. Our objectives include expanding Employee Resource Groups (“ERG”), creating and delivering learning & development opportunities in support of BIDS values, identifying new and different hiring practices & measurements, emphasizing accessibility & disability inclusion, promoting inclusive leadership behaviors & practices, and exploring new community partnerships for sourcing.
Employee Resource Groups. We continue to place a high value on inclusion-building initiatives that create opportunities around cultural awareness and social learnings; this is largely done through engaging employees in our ERG programs supported by employees who share a common interest in community building, professional development, improving corporate culture and delivering sustained business results. We maintain our ERG chapters worldwide and currently have twelve groups: Black, Asia-American-Pacific Islander, LGBTQIA+, Hispanic and Latin, Veterans, Women, Women in Sales, Women in SaaS, Parents, Differently Able, and Mosaics in Ireland and France that collectively focus on local and culturally appropriate inclusion-building needs.
Learning & Development of D&I Values. Our leaders across the organization work directly with the Director of Diversity to identify and provide awareness trainings for their teams. In 2022, we launched a day of learning in each region for employees to learn more about diversity and inclusion with the theme of Unconscious Bias. Additionally, we launched a BIDS Certificate program, and the Director of Diversity also delivered multiple trainings globally.
Strategic Inclusive Development. A Global Council of Ambassadors meets every two months to review and assess developments, observations, and impressions related to ongoing diversity and inclusion efforts. In 2022, we updated our internal policies and Employee Handbook to formalize certain inclusivity initiatives. Additionally, we assessed the language within the source code of our products and platforms to ensure that it is inclusive and does not perpetuate racist stereotypes.
Leadership Engagement. C-Suite Executives, alongside the COO and CEO, receive quarterly updates on diversity data and inclusion-building efforts. Additionally, the CEO and senior leaders across the organization have diversity and inclusion objectives embedded in their annual and quarterly goals. Each ERG is supported by an Executive Sponsor.
Sourcing & Recruiting. We train our recruiting workforce on the value of hiring diverse teams and diversity sourcing strategies, and we partner with external organizations that develop and supply diverse talent. In addition, we are building a diversity dashboard to better understand our metrics around applicants, candidates, and the current workforce. In 2022, we launched campaigns focused on collecting internal data and gathering diverse prospective candidates.

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
Talent Development & Retention
Building and strengthening our talent pipeline is imperative to our success. Our approach to talent and performance is designed to ensure employees and managers have regular feedback conversations about performance goals and development, to enable our high-performance culture, and to create an environment where we achieve our strategy.
At ResMed, we have specific career and development pathways designed for specific roles in consultation with operational management, human resources, and learning and development specialists. We provide online courses that are role-specific, with formal tracking of employee completion and performance. Online and face-to-face courses on operational compliance issues are developed and delivered in-house. Online compliance courses on ResMed’s Code of Business Conduct and Ethics, diversity and inclusion, US Foreign Corrupt Practices Act, and health & safety are developed by our Learning and Development team with external subject-matter advisers.
Compensation & Benefits
Our compensation philosophy is to reinforce and align with our mission, business strategy, and financial needs as we grow. We provide market-competitive compensation and benefits based on benchmarking surveys we conduct regularly for all position levels against relevant peer companies. Our annual and long-term incentive packages are linked directly to business and individual performance, with a balance of short- and long-term financial and strategic objectives. We have an employee stock purchase plan, in addition to formal service awards internally. Eligibility for non-salary benefits such as salary continuance, life insurance, health insurance, and similar benefits, follows local regulations and practices. Equal opportunity and pay equity are integral to our pay philosophy, and we have processes in place to identify and address any potential pay equity issues where appropriate.
Employee Safety & COVID-19 Related Measures
We believe maintaining a physically safe and mentally healthy working environment is essential in supporting our people to deliver their best work. We employ global standards to provide the framework for our locally compliant, integrated and effective health and safety management systems which enable the capability, autonomy & accountability of the leaders to manage local sites. Our approach is to place health & safety as a positive contributor to innovation, continuous improvement and business sustainability through focusing on making work easier, which in turn makes work safer and more efficient.
As the COVID-19 pandemic spread, we implemented and maintained significant changes that we determined were in the best interest of our employees. These included work from home flexibility, adjusted attendance policies and additional safety measures for our on-site workforce. We have since re-opened our offices, consistent with local public health guidance and protocols, and continue to support flexible working globally.
Employee Engagement & Wellbeing
We regularly seek employee feedback and sentiment about our workplace through global engagement surveys that enable our people to comment on matters related to their employment experience. We openly share the survey results throughout the company and encourage teams to put in place action plans at global and local levels to address priority issues. Where benchmarks are available, our results are evaluated against comparable peer groups.
We are committed to improving the quality of life of our employees and their families. Our health and wellbeing programs differ by country and may include company-sponsored health insurance, retirement savings plans, sleep apnea screening and treatment, smoking cessation, gym membership discounts, seasonal flu vaccinations, mental health assistance, and many other programs to drive healthy behaviors and awareness. Additionally, we have implemented a company-wide ResMed Day for our people to focus on their mental, social and physical health.

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
•Our business, financial condition and results of operations could continue to be harmed by the effects of the COVID-19 pandemic or similar public health crises.
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

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
•If there are interruptions or performance problems associated with our technology or infrastructure, our existing SaaS customers may experience service outages, and our new customers may experience delays in the deployment of our platforms.
•If we are unable to support our continued growth, our business could suffer.
•Climate change and related natural disasters, or other events beyond our control, could negatively impact our business operations and financial condition.
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
•Our use and disclosure of personal information, including health information, is subject to federal, state and foreign privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm.
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
•Delaware law and provisions in our charter could make it difficult for another company to acquire us.

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
Our business, financial condition and results of operations could continue to be harmed by the effects of the COVID-19 pandemic or similar public health crises. We are subject to risks associated with public health threats, including the global COVID-19 pandemic, which have had and may continue to have an adverse impact on certain aspects of our business. The extent to which the COVID-19 pandemic and measures taken in response thereto impact our business, results of operations, and financial condition will depend on future developments which are highly uncertain and are difficult to predict. These developments include, but are not limited to, future resurgences of the virus and its variants, actions taken to contain the virus or address its impact, and the timing, distribution, and efficacy of vaccines and other treatments.
Although there is still substantial uncertainty associated with the COVID-19 pandemic, we believe the global demand for ventilators and other respiratory support devices used to treat COVID-19 patients has largely been met. In most markets, diagnostic pathways for sleep apnea treatment, including physician practices, HME distributors, and sleep clinics have largely recovered towards pre-pandemic levels. Likewise, within our SaaS business we have observed stabilizing patient flow in out-of-hospital care settings impacted by COVID-19.
The COVID-19 pandemic has continued to impact the global supply chain, primarily through constraints on raw materials and electronic components. These constraints on raw materials and electronic components are also impacting companies outside of our direct industry, which is resulting in a competitive supply environment causing higher costs, requiring us to commit to minimum purchase obligations as well as make upfront payments to our suppliers. Further, we are being allocated certain components from our suppliers, particularly semiconductor chips, and we are thus being forced to allocate our outbound products to our customers. These disruptions have impacted and may continue to impact our ability to

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
produce and supply products in quantities necessary to satisfy customer demand, which could negatively impact our results of operations. Additionally, we have observed a reduction in both inbound and outbound transportation capacity as a result of port closures and delays associated with the pandemic, which is causing longer lead times in receiving raw materials into and distributing finished goods out of our manufacturing facilities, as well as increased freight costs. These highly competitive and constrained supply chain conditions are increasing our cost of sales, which has and may continue to adversely impact our profitability. Given the ongoing uncertainty regarding the duration and extent of the COVID-19 pandemic, we are uncertain as to the duration and extent of constraint on our supply chain.
While we expect COVID-19 may continue to negatively impact certain aspects of our business, given the rapid and evolving nature of the virus and the uncertainty about its impact on society and the global economy, we cannot predict the extent to which it will affect our global operations. Furthermore, future public health crises are possible and could involve some or all of the risks discussed above.
We are subject to various risks relating to international activities that could affect our overall profitability. We manufacture substantially all of our products outside the United States and sell a significant portion of our products in non-U.S. markets. Sales in combined Europe, Asia and other markets accounted for approximately 37% and 39% of our net revenues in the years ended June 30, 2022 and June 30, 2021 respectively. Our sales and operations outside of the U.S. are subject to several difficulties and risks that are separate and distinct from those we face in the U.S., including:
•fluctuations in currency exchange rates;
•economic conditions such as inflation or recession;
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
•the impact of global geopolitical tensions and/or conflicts;
•changes in trade policies and in U.S. and foreign tax policies;
•possible changes in export or import restrictions;
•the modification or introduction of other governmental policies with potentially adverse effects; and
•limitations on our ability under local laws to protect our intellectual property.
In December 2021, the United States adopted the Uyghur Forced Labor Prevention Act (“UFLPA”) which creates a rebuttable presumption that any goods, wares, articles, and merchandise mined, produced, or manufactured in whole or in part in the Xinjiang Uyghur Administrative Region of China or that are produced by certain entities are prohibited from importation into the United States and are not entitled to entry. These import restrictions came into effect in June 2022. Additionally, the military conflict between Russia and Ukraine has resulted in the implementation of sanctions by the U.S. and other governments against Russia and has caused significant volatility and disruptions to the global markets. While we are not presently aware of any direct impacts these restrictions have had on our suppliers’ supply chains, disruptions resulting from the conflict in Ukraine and the UFLPA may materially and negatively impact our suppliers’ ability to obtain a sufficient supply of raw materials necessary to meet the quantity and/or timing of our product demands. Further, it is not possible to predict the short- and long-term implications of this conflict, which could include but are not limited to further sanctions, uncertainty about economic and political stability, increases in inflation rate and energy prices, cyber-attacks, supply chain challenges and adverse effects on currency exchange rates and financial markets. We are continuing to monitor the situation in China, Ukraine, and globally as well as assess its potential impact on our business. Although our sales into Russia and Ukraine did not constitute a material portion of our total revenue in 2022, further escalation of geopolitical tensions, or new geopolitical tensions, could have a broader impact that expands into other markets where we

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
do business, which could adversely affect our business and/or our supply chain, business partners or customers in the broader region.
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

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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
Our leverage and debt service obligations could adversely affect our business. As of June 30, 2022, our total consolidated debt was $0.8 billion and we may incur additional indebtedness in the future, including as a result of our pending acquisition of MEDIFOX DAN, which is expected to close during our fiscal year 2023. Our indebtedness could have adverse consequences, including:
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
Risks Related to Manufacturing, IT Systems, Commercial Operations and Plans for Future Growth
Disruptions in the supply of components from our suppliers could result in a significant reduction in sales and profitability. We purchase configured components for our devices from various suppliers, including some who are single-source suppliers for us. Disruptions to our suppliers, including disruptions in connection with COVID-19 and its variants, may limit our ability to manufacture our devices in a timely or cost-effective manner, which could result in a significant reduction in sales and profitability. We cannot assure you that a replacement supplier would be able to configure its components for our devices on a timely basis or, in the alternative, that we would be able to reconfigure our devices to integrate the replacement part. A reduction, delay or halt in supply while a replacement supplier reconfigures its components, or while we reconfigure our devices for the replacement part, would limit our ability to manufacture our devices in a timely or cost-effective manner, which could result in a significant reduction in sales and profitability. We cannot assure you that our inventories would be adequate to meet our production needs during any prolonged interruption of supply.
In particular, a global semiconductor supply shortage is having wide-ranging effects across multiple industries, and it has impacted suppliers that incorporate semiconductors into the parts they supply to us. High demand and shortages of supply have adversely affected and could materially adversely affect our ability to obtain sufficient quantities of semiconductors

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
and electronic components on commercially reasonable terms or at all. While we have entered into agreements for the supply of many components, there can be no assurance we will be able to extend or renew these agreements on similar terms or that suppliers will fulfill their commitments under existing agreements. Furthermore, in order to secure such necessary components, we may be obligated to purchase them at prices that are higher than those available in the current market and/or may incur significant price increases from these suppliers in the future. In addition, we may be required to commit to greater purchase volumes and/or make prepayments to our suppliers. Extended lead times and decreased availability of key components may also cause an adverse effect on our financial condition or results of operations. Delays in our ability to produce and deliver our devices could cause our customers to purchase alternative products from our competitors.
In response to the global semiconductor supply shortage, we have recently expanded our global offering of devices to include Card-to-Cloud (C2C) versions of our prior model AirSense 10 and AirCurve 10 offerings that do not incorporate a communications module. We introduced C2C models to address the growing backlog of patients waiting for therapy with ResMed devices. Because C2C devices do not include communications capability they involve a more manual workflow for our customers, and may face resistance in the market as the backlog of patients waiting for treatment is reduced. The C2C offering, while appropriate in the short term, also may not be consistent with our long term strategy of connecting all devices with AirView.
Additionally, increases in product demand, including in response to a product recall by one of our competitors, Philips, have resulted and could continue to result in shipment delays, higher costs for materials and components, and increased expenditures for freight and other expenses, which have and could continue to negatively impact our profit margins. If supply constraints continue, our ability to meet demand and our corresponding ability to sell affected products may be materially reduced. We have and may continue to be required to allocate or prioritize orders for our devices, and our failure to timely deliver desirable products to meet demand may harm relationships with our customers.
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
Actual or attempted breaches of security, unauthorized disclosure of information, denial of service attacks or the perception that personal and/or other sensitive or confidential information in our possession is not secure, could result in a material loss of business, substantial legal liability or significant harm to our reputation. Despite the implementation of security measures, our internal computer and information technology systems and those of our vendors and customers are vulnerable to attack and damage from computer viruses, malware, denial of service attacks, unauthorized access, or other harm, including from threat actors seeking to cause disruption to our business. We face risks related to the protection of information that we maintain—or engage a third-party to maintain on our behalf—including unauthorized access, acquisition, use, disclosure, or modification of such information. Cyberattacks are increasing in their frequency, sophistication and intensity and have become increasingly difficult to detect. Cyberattacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. A material cyberattack or security incident could cause interruptions in our operations and could result in a material disruption of our business operations, damage to our reputation, financial condition, results of operations, cash flows and prospects.
We receive, collect, process, use and store a large amount of information from our clients, our patients and our own employees, including personal information, protected health and other sensitive and confidential information. This data is often accessed by us through transmissions over public and private networks, including the Internet. The secure transmission of such information over the Internet and other mechanisms is essential to maintain confidence in our information technology systems. We have implemented security measures, technical controls and contractual precautions designed to identify, detect and prevent unauthorized access, alteration, use or disclosure of our clients’, patients’ and employees’ data. However, the techniques used in these attacks change frequently and may be difficult to detect for periods

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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
If someone is able to circumvent or breach our security systems, they could steal any information located therein or cause serious and potentially long lasting disruption to our operations. Security breaches or attempts thereof could also damage our reputation and expose us to a risk of monetary loss and/or litigation, fines and sanctions. We also face risks associated with security breaches affecting third parties that conduct business with us or our clients and others who interact with our data. While we maintain insurance that covers certain security incidents, we may not carry appropriate insurance or maintain sufficient coverage to compensate for all potential liability.
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
We may not be able to realize the anticipated benefits from acquisitions, which could adversely affect our operating results. Part of our growth strategy includes acquiring businesses consistent with our commitment to innovation in developing products for the diagnosis and treatment of sleep apnea and respiratory care as well as our SaaS business. For example, we acquired MatrixCare in November 2018, Propeller Health in January 2019, and in June 2022 we signed a definitive agreement to acquire MEDIFOX DAN which is expected to close during our fiscal year 2023. The MEDIFOX DAN acquisition remains subject to regulatory clearances and other customary closing conditions and should the acquisition fail to close, we will not realize the benefits that we expect to receive from the acquisition. Moreover, the success of our acquisitions will depend, in part, on our ability to successfully integrate the business and operations of the acquired companies. Additionally, our management may have their attention diverted while trying to integrate these businesses. If we are not able to successfully integrate the operations, we may not realize the anticipated benefits of the acquisitions fully or at all, or may take longer to realize than expected. Acquisitions involve numerous risks and could create unforeseen operating difficulties and expenditures. There can be no assurance that any of the acquisitions we make will be successful or will be, or will remain, profitable.
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

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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
If our SaaS products fail to perform properly or if we fail to develop enhancements, we could lose customers, become subject to service performance or warranty claims and our market share could decline. Our SaaS operations are dependent upon our ability to prevent system interruptions and, as we continue to grow, we will need to devote additional resources to improving our infrastructure in order to maintain the performance of our products and solutions. The applications underlying our SaaS products are inherently complex and may contain material defects or errors, which may cause disruptions in availability or other performance problems. We have from time to time found defects in our products and may discover additional defects in the future that could result in data unavailability, unauthorized access to, loss, corruption or other harm to our customers’ data. While we implement bug fixes and upgrades as part of our regularly scheduled system maintenance, we may not be able to detect and correct defects or errors before implementing our products and solutions. Consequently, we or our customers may discover defects or errors after our products and solutions have been deployed. If we fail to perform timely maintenance, or if customers are otherwise dissatisfied with the frequency and/or duration of our maintenance services and related system outages, our existing customers could elect not to renew their contracts, delay or withhold payment, or potential customers may not adopt our products and solutions and our brand and reputation could be harmed. In addition, the occurrence of any material defects, errors, disruptions in service or other performance problems with our software could result in warranty or other legal claims against us and diversion of our resources. The costs incurred in addressing and correcting any material defects or errors in our software and expanding our infrastructure and architecture in order to accommodate increased demand for our products and solutions may be substantial and could adversely affect our operating results. Further, if we fail to innovate or adequately invest in new technologies, we could lose our competitive position in the markets that we serve. To the extent that we fail to introduce new and innovative products, or such products are not accepted in the market or suffer significant delays in development, our financial results may suffer. An inability, for technological or other reasons, to successfully develop and introduce new products on a timely basis could reduce our growth rate or otherwise have an adverse effect on our business.
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

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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
Climate change and related natural disasters, or other events beyond our control, could negatively impact our business operations and financial condition. Natural disasters and other business disruptions could adversely affect our business and financial condition, and global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. The impacts of climate change may include physical risks (such as frequency and severity of extreme weather conditions), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks, shifts in market trends and other adverse effects. Such impacts may disrupt parties in our supply chain, our customers, and our operations. For example, if a natural disaster strikes our manufacturing facilities, we will be unable to manufacture our products for a substantial amount of time and our sales and profitability will decline. Our facilities and the manufacturing equipment we use to produce our products would be costly to replace and could require substantial lead-time to repair or replace. In the event our facilities were affected by natural or man-made disasters, we could be forced to rely on third-party manufacturers. Although we believe we possess adequate insurance for the disruption of our business from causalities, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
In addition, the increasing concern over climate change has resulted and may continue to result in more legal and regulatory requirements designed to mitigate the effects of climate change on the environment, including regulating greenhouse gas emissions, alternative energy policies and sustainability initiatives. If such laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet the regulatory obligations. Further, there may be increasing scrutiny and changing expectations from the market and other stakeholders with respect to Environmental, Social and Governance (ESG) practices. Any such regulatory changes or increased market expectations could also have a significant effect on our operating and financial decisions, including those involving capital expenditures to reduce emissions and comply with other regulatory requirements or stakeholder expectations.

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

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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
With respect to Medicare reimbursement, the Protecting Medicare and American Farmers From Sequester Cuts Act was signed into law Dec 10, 2021. The law extended the 2% Medicare sequester moratorium through March 31, 2022, adjusted the sequester to 1% between April 1, 2022, and June 30, 2022 and reinstated the full 2% sequestration cut beginning July 1, 2022. The reduction in payment to healthcare providers is to the calculated Medicare payment after the approved amount is determined, and the deductible and coinsurance are applied, and not the 20% coinsurance owed by the patient. Further, the law eliminated the potential for an additional 4% Medicare sequester in 2022 due to statutory pay-as-you-go (PAYGO) requirement for one year. These additional cuts will take effect in 2023 after adjournment of the first session of the 117th Congress.
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

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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
Our use and disclosure of personal information, including health information, is subject to federal, state and foreign privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm. The privacy and security of personal information whether stored, maintained, received or transmitted electronically or in paper form is a major issue in the U.S. and abroad. While we strive to comply with all applicable privacy and security laws and regulations, as well as our own posted privacy policies, legal standards for privacy, including but not limited to “unfairness” and “deception,” as enforced by the FTC and state attorneys general, continue to evolve and any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause us to lose audience and customers, which could have a material adverse effect on our business. Recently, there has been an increase in public awareness of privacy issues in the wake of revelations about the activities of various government agencies and in the number of private privacy-related lawsuits filed against companies. Concerns about our practices with regard to the collection, use, disclosure, security or deletion of personally identifiable information or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business.
Numerous foreign, federal and state laws and regulations govern collection, dissemination, use and confidentiality of personally identifiable health information, including (i) state privacy and confidentiality laws (including state laws requiring disclosure of breaches); (ii) HIPAA; and (iii) European and other foreign data protection laws, including the EU GDPR and the UK GDPR.
HIPAA establishes a set of national privacy and security standards for the protection of individually identifiable health information, or protected health information, by health plans, healthcare clearinghouses and healthcare providers that submit certain covered transactions electronically, or covered entities, and their “business associates,” which are persons or

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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
In addition, the California Consumer Privacy Act of 2018, or CCPA, became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA includes civil penalties for violations, as well as a private right of action for data breaches. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context. The CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act, or CPRA, which becomes effective on January 1, 2023, superseding the CCPA, will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Several additional US states have implemented comprehensive data privacy laws, which will become effective starting in January 1, 2023. If we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection law, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
In addition to these comprehensive data protection laws, to date, at least three states have adopted laws specifically regulating the collection, use, storage, and disclosure of biometrics, and additional states may seek to regulate—and/or restrict the use of—biometrics in the future. Certain of our products use, or permit the use of, information that could be classified as a biometric under these or other laws. If we are subject to or affected by these or other laws, we may be required to modify the way in which we make available our product or certain features of our product. We also may be required to implement additional practices or processes or otherwise invest our resources to comply with these and other regulations. If we are unable to comply with these laws, or if these laws require us to change our products or services, we may encounter liability that could adversely affect our financial condition.
We are also subject to laws and regulations in non-U.S. countries covering data privacy and the protection of health-related and other personal information. For example, EU member states, the United Kingdom, and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal information that identifies or

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
may be used to identify an individual, such as names, contact information, and sensitive personal data such as health data. These laws and regulations are subject to frequent revisions and differing interpretations and have generally become more stringent over time.
In addition, the GDPR went into effect in May 2018. The GDPR imposes stringent data protection requirements for the processing of personal data in the European Economic Area, or EEA. The GDPR imposes several stringent requirements for controllers and processors of personal data, and increased our obligations, for example, by imposing higher standards for obtaining consent from individuals to process their personal data, requiring more robust disclosures to individuals, strengthening individual data rights, shortening timelines for data breach notifications, limiting retention periods and secondary use of information (including for research purposes), increasing requirements pertaining to health data and pseudonymized (i.e., key-coded) data and imposing additional obligations when we contract with third party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EEA, including to the United States, and recent legal developments in Europe have created complexity regarding such transfers of personal data from the EEA to the United States. For example, the European Commission and the United Kingdom have adopted new standard contractual clauses under which entities may transfer personal data from the European Union and the United Kingdom, which we may be required to implement. We must evaluate such data transfers on a case-by-case basis to ensure continued permissibility under current law and consistent with the new standard contractual clauses. European data protection law provides that EEA member states may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition. Failure to comply with the requirements of GDPR and the applicable national data protection and marketing laws of the EEA member states may result in fines of up to €20.0 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties as well as individual claims for compensation. EU Member States and the UK also have established laws pertaining to electronic monitoring, which could require us to take additional compliance measures. Failure to comply with such laws may subject us to penalties.
The United Kingdom also has adopted its version of the General Data Protection Regulation (“UK GDPR”). The United Kingdom GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of £17.5 million or 4% of global turnover.
Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. Any failure or perceived failure by us to comply with privacy or security laws, policies, legal obligations or industry standards or any security incident that results in the unauthorized release or transfer of personally identifiable information may also result in governmental enforcement actions and investigations, fines and penalties, litigation and/or adverse publicity, including by consumer advocacy groups, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Such failures could have a material adverse effect on our financial condition and operations. If the third parties we work with violate applicable laws, contractual obligations or suffer a security incident, such violations may also put us in breach of our obligations under privacy laws and regulations and/or could in turn have a material adverse effect on our business.
Our business activities are subject to extensive regulation, and any failure to comply could have a material adverse effect on our business, financial condition, or results of operations. We are subject to extensive U.S. federal, state, local and international regulations regarding our business activities. Failure to comply with these regulations could result in, among other things, recalls of our products, substantial fines and criminal charges against us or against our employees. Furthermore, certain of our products could be subject to recall if the Food and Drug Administration, or the FDA, other regulators or we determine, for any reason, that those products are not safe or effective. Any recall or other regulatory action could increase our costs, damage our reputation, affect our ability to supply customers with the quantity of products they require and materially affect our operating results. Certain of our products and services include the use of artificial intelligence (AI), which is intended to enhance the operation of our products and services. The FTC recently has issued a report expressing a concern regarding AI and bias across industry sectors, including in the healthcare space, and has suggested that such bias could lead to unfair and deceptive practices, among other concerns. Any changes to our ability to use AI or concerns about bias could require us to modify our products and services or could have other negative financial impact on our business.
Product sales, introductions or modifications may be delayed or canceled as a result of FDA regulations or similar foreign regulations, which could cause our sales and profits to decline. Unless a product is exempt, before we can

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Union, we are required to maintain certain ISO certifications in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications. Failure to comply with current governmental regulations and quality assurance guidelines could lead to temporary manufacturing shutdowns, product recalls or related field actions, product shortages or delays in product manufacturing. Efficacy or safety concerns, an increase in trends of adverse events in the marketplace, and/or manufacturing quality issues with respect to our products could lead to product recalls or related field actions, withdrawals, and/or declining sales.
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

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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
We are subject to tax audits by various tax authorities in many jurisdictions. Our income tax returns are based on calculations and assumptions that require significant judgment and are subject to audit by various tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws. We regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes.
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
Tax years 2018 to 2021 remain subject to future examination by the major tax jurisdictions in which we are subject to tax. Any final assessment resulting from tax audits may result in material changes to our past or future taxable income, tax payable or deferred tax assets, and may require us to pay penalties and interest that could materially adversely affect our financial results.
Risks Related to the Securities Markets and Ownership of Our Common Stock
Our results of operations may be materially affected by global economic conditions generally, including conditions in the financial markets. Global economic conditions could make it difficult for us, our customers and our suppliers to accurately forecast and plan future business activities. Adverse economic conditions, including inflation and higher interest rates, could cause customers to reduce or delay their purchases, which could impact our revenue, our ability to manage inventory levels, collect customer receivables, and potentially decrease our profitability. In addition, prevailing economic conditions could constrain the supply of components used in the manufacturing of our products, which may result in higher costs and impact our ability to meet customer demand. We cannot predict the timing, strength, or duration of any economic

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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
Delaware law and provisions in our charter could make it difficult for another company to acquire us. Provisions of our certificate of incorporation may have the effect of delaying or preventing changes in control or management which might be beneficial to us or our security holders. In particular, our board of directors has the authority to issue up to 2.0 million shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without further vote or action by the stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our common stock at a premium over the market price of our common stock and may adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock.
ITEM 1B UNRESOLVED STAFF COMMENTS
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more before the end of our fiscal year 2022 that remain unresolved.
ITEM 2 PROPERTIES
We conduct our operations in both owned and leased properties. Our principal executive offices and U.S. sales facilities consist of approximately 230,000 square feet and are located on Spectrum Center Boulevard in San Diego, California, in a building we own. We have our primary research and development facilities, as well as office and manufacturing facilities at our owned site in Sydney, Australia. Other facilities are in Atlanta, Georgia, Moreno Valley, California, Chatsworth, California, and Bloomington, Minnesota, U.S.A.; Singapore; Munich, Germany; Lyon, France; Suzhou, China; Halifax, Canada; and Johor Bahru, Malaysia.

PART I	Item 1B — 4
RESMED INC. AND SUBSIDIARIES
We believe that our facilities are adequate to meet the needs of our current business operations. At June 30, 2022, our principal owned and leased properties were as follows:

Location	Ownership Status (Owned / Leased)	Square footage	Primary Usage
San Diego, California	Owned	230,000	Corporate headquarters, engineering, research and development, sales and administration
Sydney, Australia	Owned	224,000	Manufacturing, engineering, research and development, sales and administration
Suzhou, China	Owned	53,000	Manufacturing, warehouse, engineering, research and development
Atlanta, Georgia	Leased	522,000	Manufacturing, warehouse and distribution, SaaS sales and administration, engineering, research and development
Singapore	Leased	305,000	Manufacturing, engineering, research and development, sales and administration
Moreno Valley, California	Leased	244,000	Warehouse and distribution
Johor, Malaysia	Leased	155,000	Manufacturing, engineering, research and development
Chatsworth, California	Leased	72,000	Manufacturing, engineering, research and development
Munich, Germany	Leased	60,000	Sales and distribution
Lyon, France	Leased	52,000	Sales and distribution
Bloomington, Minnesota	Leased	51,000	SaaS sales and administration, engineering, research and development
Halifax, Canada	Leased	47,000	Engineering, research and development
ITEM 3 LEGAL PROCEEDINGS
We are involved in various legal proceedings, claims, investigations and litigation that arise in the ordinary course of our business. See Note 16 – Legal Actions, Contingencies and Commitments of the Notes to Consolidated Financial Statements (Part II, Item 8) included in this report, which is incorporated by reference herein.
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
RESMED INC. AND SUBSIDIARIES
PART II
ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NYSE under the symbol “RMD”. As of July 31, 2022, there were 26 holders of record of our common stock, although the actual number of stockholders of our common stock is greater than this number of holders of record and many of these holders of record own shares as nominees on behalf of other beneficial owners.
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
In fiscal year 2019, we temporarily suspended our share repurchase program due to recent acquisitions, and more recently, as a response to the COVID-19 pandemic. As a result, we did not repurchase any shares during the twelve months ended June 30, 2022. However, there is no expiration date for this program, and we may, at any time, elect to resume the share repurchase program as the circumstances allow. Since the inception of the share buyback programs, we have repurchased 41.8 million shares at a total cost of $1.6 billion. June 30, 2022, 12.9 million additional shares can be repurchased under the approved share repurchase program.
PERFORMANCE GRAPH
This performance graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

PART II	Item 5
RESMED INC. AND SUBSIDIARIES
The following graph compares the cumulative total stockholders return on our common stock from June 30, 2017 through June 30, 2022, with the comparable cumulative return of the S&P 500 index, the S&P 500 Health Care index, and the Dow Jones U.S. Medical Devices index. The graph assumes that $100 was invested in our common stock and each index on June 30, 2017. In addition, the graph assumes the reinvestment of all dividends paid. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

$350
$300
$250
$200
$150
$100
$50
$0
June 30, 2017
June 30, 2018
June 30, 2019
June 30, 2020
June 30, 2021
June 30, 2022
ResMed Inc.
S&P 500
S&P 500 Health Care
Dow Jones U.S Medical Devices

The following table shows total indexed return of stock price plus reinvestments of dividends, assuming an initial investment of $100 at June 30, 2017, for the indicated periods.

	As of June 30,
Index	2017	2018	2019	2020	2021	2022
ResMed Inc.	100	135	162	257	332	285
S&P 500	100	114	123	130	180	158
S&P 500 Health Care	100	105	117	127	160	163
Dow Jones U.S. Medical Devices	100	121	145	160	219	184
ITEM 6 SELECTED FINANCIAL DATA
The following table summarizes certain selected consolidated financial data for, and as of the end of, each of the fiscal years in the five-year period ended June 30, 2022. The data set forth below should be read together with Item 7 of Part II of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 of Part II of this report, “Consolidated Financial Statements and Supplementary Data”, and related notes included elsewhere in this report. The consolidated statement of income data for the years ended June 30, 2022, 2021 and 2020 and the consolidated balance sheet data as of June 30, 2022 and 2021 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of income data for the years ended June 30, 2019 and 2018 and the consolidated balance sheet data as of June 30, 2020, 2019 and 2018 are derived from our audited consolidated financial

PART II	Item 6
RESMED INC. AND SUBSIDIARIES
statements not included in this report. Historical results do not necessarily indicate the results to be expected in the future, and the results for the years presented should not be considered to indicate our future results of operations.

Consolidated Statement of Income Data	Years Ended June 30,
(In thousands, except per share data):	2022	2021	2020	2019	2018
Net revenue	$3,578,127	$3,196,825	$2,957,013	$2,606,572	$2,340,196
Cost of sales (exclusive of amortization shown separately below)	1,514,166	1,312,598	1,189,624	1,069,987	978,032
Amortization of acquired intangible assets	39,650	45,127	49,603	42,514	27,266
Total cost of sales	1,553,816	1,357,725	1,239,227	1,112,501	1,005,298
Gross profit	2,024,311	1,839,100	1,717,786	1,494,071	1,334,898
Selling, general and administrative expenses	739,372	670,387	676,689	645,010	600,369
Research and development expenses	253,575	225,284	201,946	180,651	155,149
Amortization of acquired intangible assets	31,078	31,078	30,092	32,424	19,117
Restructuring expenses	—	8,673	—	9,401	18,432
Litigation settlement expenses	—	—	(600)	41,199	—
Acquisition related expenses	—	—	—	6,123	—
Total operating expenses	1,024,025	935,422	908,127	914,808	793,067
Income from operations	1,000,286	903,678	809,659	579,263	541,831
Other income:
Interest income (expense), net	(22,312)	(23,627)	(39,356)	(33,857)	(11,977)
Loss attributable to equity method investments	(8,486)	(11,205)	(25,058)	(15,833)	—
Other, net	(9,005)	14,816	(12,157)	(10,726)	(8,542)
Total other income (loss), net	(39,803)	(20,016)	(76,571)	(60,416)	(20,519)
Income before income taxes	960,483	883,662	733,088	518,847	521,312
Income taxes	181,046	409,157	111,414	114,255	205,724
Net income	$779,437	$474,505	$621,674	$404,592	$315,588
Basic earnings per share	$5.34	$3.27	$4.31	$2.83	$2.21
Diluted earnings per share	$5.30	$3.24	$4.27	$2.80	$2.19
Dividends per share	$1.68	$1.56	$1.56	$1.48	$1.40
Weighted average:
Basic shares outstanding	146,066	145,313	144,338	143,111	142,764
Diluted shares outstanding	147,043	146,451	145,652	144,484	143,987

	As of June 30,
Consolidated Balance Sheet Data (In thousands):	2022	2021	2020	2019	2018
Working capital	$1,242,179	$662,991	$920,698	$589,375	$554,468
Total assets	5,095,853	4,728,125	4,587,376	4,107,682	3,063,923
Long-term debt, less current maturities	765,325	643,351	1,164,133	1,258,861	269,988
Total stockholders’ equity	$3,360,751	$2,885,679	$2,497,027	$2,072,193	$2,058,980

PART II	Item 7
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
We are committed to ongoing investment in research and development and product enhancements. During fiscal year 2022, we invested $253.6 million on research and development activities, which represents 7.1% of net revenues with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs. During fiscal year 2022 we continued the launch of AirSense 11, which introduces new features such as a touch screen, algorithms for patients new to therapy and digital enhancements and over-the-air update capabilities. Due to multiple acquisitions, including Brightree in April 2016, HEALTHCAREfirst in July 2018 and MatrixCare in November 2018, and our pending acquisition of MEDIFOX DAN which is expected to close during fiscal year 2023 subject to regulatory clearances, our operations now include out-of-hospital software platforms designed to support the professionals and caregivers who help people stay healthy in the home or care setting of their choice. These platforms comprise our SaaS business. These products, our cloud-based remote monitoring and therapy management system, and a robust product pipeline, should continue to provide us with a strong platform for future growth.
We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry (“Sleep and Respiratory Care”) and the supply of business management software as a service to out-of-hospital health providers (“SaaS”).
Net revenue in fiscal year 2022 increased to $3,578.1 million, an increase of 12% compared to fiscal year 2021. Gross profit increased for the year ended June 30, 2022 to $2,024.3 million, from $1,839.1 million for the year ended June 30, 2021, an increase of $185.2 million or 10%. Our net income for the year ended June 30, 2022 was $779.4 million or $5.30 per diluted share compared to net income of $474.5 million or $3.24 per diluted share for the year ended June 30, 2021. Unrecognized tax benefits as described at Note 13 – Income Taxes impacted our diluted earnings per share by $1.70 for the year ended June 30, 2021.
Total operating cash flow for fiscal year 2022 was $351.1 million and at June 30, 2022, our cash and cash equivalents totaled $273.7 million. At June 30, 2022, our total assets were $5.1 billion and our stockholders’ equity was $3.4 billion. We paid a quarterly dividend of $0.42 per share during fiscal 2022 with a total amount of $245.3 million paid to stockholders.

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
For discussion related to the results of operations and changes in financial condition for the fiscal year ended June 30, 2021 compared to fiscal year June 30, 2020, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the Year Ended June 30, 2021, which was filed with the United States Securities and Exchange Commission on August 16, 2021.
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
Competitor Recall
An ongoing product recall by one of our competitors, Philips, has resulted in increased demand for our sleep and respiratory care devices. The supply chain disruptions outlined above have constrained and restricted our ability to meet this increased demand and we expect these constraints will continue into the fiscal year ending June 30, 2023.
COVID-19
Although there is still substantial uncertainty associated with the COVID-19 pandemic, we believe the global demand for ventilators and other respiratory support devices used to treat COVID-19 patients has largely been met. We did not observe material incremental demand for our ventilator devices and masks associated with the pandemic during the twelve months ended June 30, 2022.
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
Impact on Our Business
As a result of these trends, we were not able to meet all the demand available in the market during the twelve months ended June 30, 2022. We are being allocated components from our suppliers, particularly semiconductor chips, and we are thus being forced to allocate our outbound products to our customers. We have established an allocation process with clear

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
guiding principles that give priority to the production and delivery of devices to meet the needs of the highest acuity patients first.
Fiscal Year Ended June 30, 2022 Compared to Fiscal Year Ended June 30, 2021
Net Revenues
Net revenue for the year ended June 30, 2022 increased to $3,578.1 million from $3,196.8 million for the year ended June 30, 2021, an increase of $381.3 million or 12% (a 13% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region for the year ended June 30, 2022 compared to the year ended June 30, 2021 (in thousands):

	Year Ended June 30,
	2022	2021	% Change	Constant Currency*
U.S., Canada and Latin America
Devices	$1,070,420	$863,661	24%
Masks and other	911,387	841,452	8
Total Sleep and Respiratory Care	$1,981,807	$1,705,113	16
Software as a Service	400,829	373,590	7
Total	$2,382,636	$2,078,703	15
Combined Europe, Asia and other markets
Devices	$796,488	$746,379	7%	10%
Masks and other	399,003	371,743	7	12
Total Sleep and Respiratory Care	$1,195,491	$1,118,122	7	11
Global revenue
Devices	$1,866,908	$1,610,040	16%	17%
Masks and other	1,310,390	1,213,195	8	9
Total Sleep and Respiratory Care	$3,177,298	$2,823,235	13	14
Software as a Service	400,829	373,590	7	7
Total	$3,578,127	$3,196,825	12	13
*Constant currency numbers exclude the impact of movements in international currencies.
Sleep and Respiratory Care
Net revenue from our Sleep and Respiratory Care business for the year ended June 30, 2022 increased to $3,177.3 million from $2,823.2 million for the year ended June 30, 2021, an increase of $354.1 million or 13%. Movements in international currencies against the U.S. dollar negatively impacted net revenues by approximately $43.0 million for the year ended June 30, 2022. Excluding the impact of currency movements, total net revenue from our Sleep and Respiratory Care business for the year ended June 30, 2022 increased by 14% compared to the year ended June 30, 2021. The increase in net revenue was primarily attributable to an increase in unit sales of our devices and masks, including recovery of core sleep patient flow that was previously impacted by the pandemic and increased demand following a recent product recall by one of our competitors, partially offset by decreased COVID-19 related demand for our ventilators.
Net revenue from our Sleep and Respiratory Care business in the United States, Canada and Latin America for the year ended June 30, 2022 increased to $1,981.8 million from $1,705.1 million for the year ended June 30, 2021, an increase of $276.7 million or 16%. The increase was primarily due to an increase in unit sales of our devices and masks, including recovery of core sleep patient flow that was previously impacted by the pandemic and increased demand following a recent product recall by one of our competitors, partially offset by decreased COVID-19 related demand for our ventilators.
Net revenue from our Sleep and Respiratory Care business in combined Europe, Asia and other markets increased for the year ended June 30, 2022 to $1,195.5 million from $1,118.1 million for the year ended June 30, 2021, an increase of $77.4 million or 7% (an increase of 11% on a constant currency basis). The constant currency increase in sales in combined Europe, Asia and other markets predominantly reflects an increase in unit sales of our devices and masks, including

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
recovery of core sleep patient flow that was previously impacted by the pandemic, partially offset by decreased COVID-19-related demand for our ventilators.
Net revenue from devices for the year ended June 30, 2022 increased to $1,866.9 million from $1,610.0 million for the year ended June 30, 2021, an increase of $256.9 million or 16%, including an increase of 24% in the United States, Canada and Latin America and an increase of 7% in combined Europe, Asia and other markets (a 10% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the year ended June 30, 2022 increased by 17%.
Net revenue from masks and other for the year ended June 30, 2022 increased to $1,310.4 million from $1,213.2 million for the year ended June 30, 2021, an increase of 8%, including an increase of 8% in the United States, Canada and Latin America and an increase of 7% in combined Europe, Asia and other markets (a 12% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales increased by 9%, compared to the year ended June 30, 2021.
Software as a Service
Net revenue from our SaaS business for the year ended June 30, 2022 was $400.8 million, compared to $373.6 million for the year ended June 30, 2021, an increase of $27.2 million or 7%. The increase was predominantly due to continued growth in our HME and Home Health and Hospice verticals, in addition to stabilizing patient flow in our Facilities vertical.
Gross Profit and Gross Margin. Gross profit increased for the year ended June 30, 2022 to $2,024.3 million from $1,839.1 million for the year ended June 30, 2021, an increase of $185.2 million or 10%. Gross margin, which is gross profit as a percentage of net revenue, was 56.6% for the year ended June 30, 2022, compared with the 57.5% for the year ended June 30, 2021. The decrease in gross margin was due primarily to higher logistics and manufacturing costs, partially offset by favorable changes in product mix as we sold an increased proportion of higher acuity devices, in addition to higher average selling prices.
Operating Expenses
The following table summarizes our operating expenses (in thousands):

	Year Ended June 30,		Change	% Change	Constant Currency
	2022	2021
Selling, general, and administrative	$739,372	$670,387	$68,985	10%	12%
as a % of net revenue	20.7%	21.0%
Research and development	253,575	225,284	28,291	13%	14%
as a % of net revenue	7.1%	7.0%
Amortization of acquired intangible assets	31,078	31,078	Nil	Nil	Nil
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased for the year ended June 30, 2022 to $739.4 million from $670.4 million for the year ended June 30, 2021, an increase of $69.0 million or 10%. Selling, general and administrative expenses, as reported in U.S. dollars, were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $13.3 million. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the year ended June 30, 2022 increased by 12% compared to the year ended June 30, 2021. As a percentage of net revenue, selling, general and administrative expenses for the year ended June 30, 2022 improved to 20.7% compared to 21.0% for the year ended June 30, 2021.
The constant currency increase in selling, general and administrative expenses was primarily due to increases in employee-related costs for the year ended June 30, 2022 compared to the year ended June 30, 2021.
Research and Development Expenses
Research and development expenses increased for the year ended June 30, 2022 to $253.6 million from $225.3 million for the year ended June 30, 2021, an increase of $28.3 million or 13%. Research and development expenses were favorably

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $3.0 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses for the year ended June 30, 2022 increased by 14% compared to the year ended June 30, 2021. As a percentage of net revenue, research and development expenses were 7.1% for the year ended June 30, 2022 compared to 7.0% for the year ended June 30, 2021.
The constant currency increase in research and development expenses was primarily due to increased investment in our digital health technologies and SaaS solutions.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets was consistent at $31.1 million for the years ended the year ended June 30, 2022 and June 30, 2021.
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
Total Other Income (Loss), Net
The following table summarizes our other income (loss) (in thousands):

	Year Ended June 30,
	2022	2021	Change
Interest (expense) income, net	$(22,312)	$(23,627)	$1,315
Loss attributable to equity method investments	(8,486)	(11,205)	2,719
Gain (loss) on equity investments	(12,202)	14,515	(26,717)
Other, net	3,197	301	2,896
Total other income (loss), net	$(39,803)	$(20,016)	$(19,787)
Total other income (loss), net for the year ended June 30, 2022 was a loss of $39.8 million, compared to a loss of $20.0 million for the year ended June 30, 2021. The increase in loss was primarily due to losses associated with our investments in marketable and non-marketable equity securities, which were a loss of $12.2 million for the year ended June 30, 2022 compared to a gain of $14.5 million for the year ended June 30, 2021. This was partially offset by lower losses attributable to equity method investments for the year ended June 30, 2022 of $8.5 million compared to $11.2 million for the year ended June 30, 2021. Additionally, interest expense, net, decreased to $22.3 million for the year ended June 30, 2022 compared to $23.6 million for the year ended June 30, 2021.
Income Taxes
Our effective income tax rate decreased to 18.8% for the year ended June 30, 2022 from 46.3% for the year ended June 30, 2021. Our effective rate of 18.8% for the year ended June 30, 2022 differs from the statutory rate of 21.0% primarily due to research credits, foreign operations and windfall tax benefits related to the vesting or settlement of employee share-based awards.
The decrease in our effective tax rate for the year ended June 30, 2022 was primarily related to the decrease in unrecognized tax benefits recorded in connection with the Australian Tax Office ("ATO") transfer pricing dispute, outlined below. Excluding the impact of the unrecognized tax benefit, our effective income tax rate for the year ended June 30, 2021 was 18.2%. The increase in our effective tax rate, excluding the impact of the unrecognized tax benefit for the year ended June 30, 2021, was due to a change in the geographic mix of earnings for the year ended June 30, 2022.

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
Net Income and Earnings per Share
As a result of the factors above, our net income for the year ended June 30, 2022 was $779.4 million compared to net income of $474.5 million for the year ended June 30, 2021. Our earnings per diluted share for the year ended June 30, 2022 was $5.30 compared to $3.24 for the year ended June 30, 2021, an increase of 64%. Unrecognized tax benefits as described at Note 13 – Income Taxes reduced our diluted earnings per share for the year ended June 30, 2021 by $1.70 per share.
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

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except percentages):

	Year Ended June 30,
	2022	2021
GAAP Net revenue	$3,578,127	$3,196,825

GAAP Cost of sales	$1,553,816	$1,357,725
Less: Amortization of acquired intangibles	(39,650)	(45,127)
Less: Restructuring - cost of sales	—	(5,232)
Non-GAAP cost of sales	$1,514,166	$1,307,366

GAAP gross profit	$2,024,311	$1,839,100
GAAP gross margin	56.6%	57.5%
Non-GAAP gross profit	$2,063,961	$1,889,459
Non-GAAP gross margin	57.7%	59.1%
The measure “non-GAAP income from operations” is equal to GAAP income from operations once adjusted for amortization of acquired intangibles, acquisition-related expenses and restructuring expense associated with the closure of the portable oxygen concentrator business. Non-GAAP income from operations is reconciled with GAAP income from operations below (in thousands):

	Year Ended June 30,
	2022	2021
GAAP income from operations	$1,000,286	$903,678
Amortization of acquired intangibles - cost of sales	39,650	45,127
Amortization of acquired intangibles - operating expenses	31,078	31,078
Acquisition-related expenses	1,864	—
Restructuring - cost of sales	—	5,232
Restructuring - operating expenses	—	8,673
Non-GAAP income from operations	$1,072,878	$993,788
The measure “non-GAAP net income” is equal to GAAP net income once adjusted for amortization of acquired intangibles (net of tax), acquisition-related expenses, reserve for disputed tax positions, restructuring expenses (net of tax) and (gain) loss on equity investments. The measure “non-GAAP diluted earnings per share” is the ratio of non-GAAP net income to diluted shares outstanding. These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except for per share amounts):

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended June 30,
	2022	2021
GAAP net income	$779,437	$474,505
Amortization of acquired intangibles - cost of sales, net of tax	30,095	34,642
Amortization of acquired intangibles - operating expenses, net of tax	23,589	23,857
Acquisition-related expenses	1,864	—
Reserve for disputed tax positions	4,111	248,773
Restructuring - cost of sales, net of tax	—	4,663
Restructuring - operating expenses, net of tax	—	7,730
(Gain) loss on equity investments	11,675	(13,549)
Non-GAAP net income	$850,771	$780,621
Diluted shares outstanding	147,043	146,451
GAAP diluted earnings per share	$5.30	$3.24
Non-GAAP diluted earnings per share	$5.79	$5.33
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
Our future capital requirements will depend on many factors including our growth rate in net revenue, third-party reimbursement of our products for our customers, the timing and extent of spending to support research development efforts, the expansion of selling, general and administrative activities, the timing of introductions of new products, the expenditures associated with possible future acquisitions, investments or other business combination transactions, including our pending acquisition of MEDIFOX DAN, and impacts from the COVID-19 pandemic. As we assess inorganic growth strategies, we may need to supplement our internally generated cash flow with outside sources. If we are required to access the debt market, we believe that we will be able to secure reasonable borrowing rates. As part of our liquidity strategy, we will continue to monitor our current level of earnings and cash flow generation as well as our ability to access the market considering those earning levels.
As of June 30, 2022 and June 30, 2021, we had cash and cash equivalents of $273.7 million and $295.3 million, respectively. Our cash and cash equivalents held within the United States at June 30, 2022 and June 30, 2021 were $70.0 million and $106.7 million, respectively. Our remaining cash and cash equivalent balances at June 30, 2022 and June 30, 2021, were $203.7 million and $188.6 million, respectively. Our cash and cash equivalent balances are held at highly rated financial institutions.
As of June 30, 2022, we had $1.4 billion available for draw down under the revolving credit facility and a combined total of $1.7 billion in cash and available liquidity under the revolving credit facility.
We repatriated $100.0 million and $560.1 million to the United States during the years ended June 30, 2022 and 2021, respectively, from earnings generated in each of those years. The amount of the current year foreign earnings that we have repatriated to the United States in the past has been determined, and the amount that we expect to repatriate during fiscal year 2023 will be determined, based on a variety of factors, including current year earnings of our foreign subsidiaries, foreign investment needs and the cash flow needs we have in the United States, such as for the repayment of debt, dividend distributions, and other domestic obligations.
As a result of the U.S. Tax Act, we treated all non-U.S. historical earnings as taxable, which resulted in additional tax expense of $126.9 million which was payable over the proceeding eight years; the additional tax expense associated with the U.S. Tax Act was reduced to $94.2 million during the current year as a result of the ATO Settlement discussed in Note 13 – Income Taxes of the Notes to the Consolidated Financial Statements (Part II, Item 8). Therefore, future repatriation of

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax if repatriated, except as discussed in Note 13 – Income Taxes of the Notes to the Consolidated Financial Statements (Part II, Item 8).
We believe that our current sources of liquidity will be sufficient to fund our operations, including expected capital expenditures, for the next 12 months and beyond.
Revolving Credit Agreement, Term Credit Agreement and Senior Notes
On June 29, 2022, we entered into a second amended and restated credit agreement (as amended from time to time, the “Revolving Credit Agreement”). The Revolving Credit Agreement, among other things, provided a senior unsecured revolving credit facility of $1,500.0 million, with an uncommitted option to increase the revolving credit facility by an additional amount equal to the greater of $1,000.0 million and 1.00 times the EBITDA for the trailing twelve-month measurement period. Additionally, on June 29, 2022, ResMed Pty Limited entered into a Second Amendment to the Syndicated Facility Agreement (the “Term Credit Agreement”). The Term Credit Agreement, among other things, provides ResMed Limited a senior unsecured term credit facility of $200.0 million. The Revolving Credit Agreement and Term Credit Agreement each terminate on Jun 29, 2027, when all unpaid principal and interest under the loans must be repaid. As of June 30, 2022, we had $1.4 billion available for draw down under the revolving credit facility.
On July 10, 2019, we entered into a Note Purchase Agreement with the purchasers to that agreement, in connection with the issuance and sale of $250.0 million principal amount of our 3.24% senior notes due July 10, 2026, and $250.0 million principal amount of our 3.45% senior notes due July 10, 2029 (“Senior Notes”).
On June 30, 2022, there was a total of $780.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes. We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and debt facilities.
Cash Flow Summary
The following table summarizes our cash flow activity (in thousands):

	Year Ended June 30,
	2022	2021
Net cash provided by operating activities	$351,147	$736,718
Net cash used in investing activities	(229,918)	(158,462)
Net cash used in financing activities	(128,363)	(764,632)
Effect of exchange rate changes on cash	(14,434)	18,498
Net decrease in cash and cash equivalents	$(21,568)	$(167,878)
Operating Activities
Cash provided by operating activities was $351.1 million for the twelve months ended June 30, 2022, compared to cash provided of $736.7 million for the twelve months ended June 30, 2021. The $385.6 million decrease in cash flow from operations was primarily due to the payment of our tax settlement with the ATO of $284.8 million and greater purchases and prepayments of inventory to secure adequate components for the increasing sales demand, partly offset by an increase in operating profit and other net changes in working capital balances compared to the twelve months ended June 30, 2021.
Investing Activities
Cash used in investing activities was $229.9 million for the twelve months ended June 30, 2022, compared to cash used of $158.5 million for the twelve months ended June 30, 2021. The $71.5 million increase in cash flow used in investing activities was primarily due to an increase in purchases of property, plant and equipment and an increase in payments on maturity of foreign currency contracts compared to the twelve months ended June 30, 2021.

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financing Activities
Cash used in financing activities was $128.4 million for the twelve months ended June 30, 2022, compared to cash used of $764.6 million for the twelve months ended June 30, 2021. The $636.3 million decrease in cash flow used in financing activities was primarily due to borrowing activity under our Revolving Credit Agreement.
Dividends
During the twelve months ended June 30, 2022, we paid cash dividends of $1.68 per common share totaling $245.3 million. On August 11, 2022, our board of directors declared a cash dividend of $0.44 per common share, to be paid on September 22, 2022, to shareholders of record as of the close of business on August 18, 2022. Future dividends are subject to approval by our board of directors.
Contractual Obligations and Commitments
Details of contractual obligations at June 30, 2022 are as follows (in thousands):

		Payments Due by June 30,
	Total	2023	2024	2025	2026	2027	Thereafter
Debt	$781,946	$11,946	$10,000	$10,000	$10,000	$490,000	$250,000
Interest on debt	141,599	26,211	26,211	26,211	26,211	18,786	17,969
Operating leases	128,647	27,652	21,620	16,560	12,385	11,718	38,712
Purchase obligations	1,707,951	1,251,476	440,067	13,152	1,431	—	1,825
MEDIFOX DAN acquisition consideration	994,245	994,245	—	—	—	—	—
Total	$3,754,388	$2,311,530	$497,898	$65,923	$50,027	$520,504	$308,506
Details of other commercial commitments at June 30, 2022 are as follows (in thousands):

		Amount of Commitment Expiration Per Period
	Total	2023	2024	2025	2026	2027	Thereafter
Standby letter of credit	$15,672	$3,827	$116	$56	$—	$—	$11,673
Guarantees*	2,007	1,516	79	57	316	—	39
Total	$17,679	$5,343	$195	$113	$316	$—	$11,712
*These guarantees mainly relate to requirements under contractual obligations with insurance companies transacting with our German subsidiaries and guarantees provided under our facility leasing obligations.
Refer to Note 16 - Legal Actions, Contingencies and Commitments of the Notes to the Consolidated Financial Statements (Part II, Item 8) for details of our contingent obligations under recourse provisions.
Segment Information
We have determined that we have two operating segments, which are the Sleep and Respiratory Care segment and the SaaS segment. See Note 14 – Segment Information of the Notes to the Consolidated Financial Statements (Part II, Item 8) for financial information regarding segment reporting. Financial information about our revenues from and assets located in foreign countries is also included in the notes to the consolidated financial statements included in this report.
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
We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:
(1)Valuation of Goodwill, Intangible and Other Long-Lived Assets. We make assumptions in establishing the carrying value, fair value and estimated lives of our goodwill, intangibles and other long-lived assets. Our goodwill impairment tests are performed at our reporting unit level, which is one level below our operating segments. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, as well as the strategic significance of any identifiable intangible asset in our business objectives. If assets are considered to be impaired, we recognize as an impairment the amount by which the carrying value of the assets exceeds their fair value, and for goodwill is limited to the value of goodwill allocated to the impaired reporting unit, as described in Step 1 below. Factors that would influence the likelihood of a material change in our reported results include significant changes in the asset’s ability to generate positive cash flow, loss of legal ownership or title to the asset, a significant decline in the economic and competitive environment on which the asset depends, significant changes in our strategic business objectives, utilization of the asset, and a significant change in the economic and/or political conditions in certain countries.
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
During the annual reviews for the years ended June 30, 2022, 2021 and 2020, we completed a Step 0 or Qualitative assessment and determined it was more likely than not that the fair value of our reporting units exceeded their carrying amounts, including goodwill, and therefore goodwill was not impaired.
(2)Income Tax. We assess our income tax positions and record tax benefits for all years subject to audit based upon management’s evaluation of the facts, circumstances and information available at the reporting date. If we determine that it is not more likely than not that we would be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income tax expense in the period such determination is made. Alternatively, if we determine that it is more likely than not that the net deferred tax assets would be realized, any previously provided valuation allowance is reversed. These changes to the valuation allowance and resulting increases or decreases in income tax expense may have a material effect on our operating results.
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
Tax years 2018 to 2021 remain subject to future examination by the major tax jurisdictions in which we are subject to tax.
(3)Revenue Recognition. We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry (“Sleep and Respiratory Care”) and the supply of business management software as a service to out-of-hospital health providers (“SaaS”). For products in our Sleep and Respiratory Care business, we transfer control and recognize a sale when products are shipped to the customer in accordance with the contractual shipping terms. For our SaaS business, revenue associated with professional services are recognized as they are provided. We defer the recognition of a portion of the consideration received when performance obligations are not yet satisfied. Consideration received from customers in advance of revenue recognition is classified as deferred revenue. Performance obligations resulting in deferred revenue in our Sleep and Respiratory Care business relate primarily to extended warranties on our devices and the provision of data for patient monitoring. Performance obligations resulting in deferred revenue in our SaaS business relate primarily to the provision of software access with maintenance and support over an agreed term and material rights associated with future discounts upon renewal of some SaaS contracts. Generally, deferred revenue will be recognized over a period of one to five years. Our contracts do not contain significant financing components.
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
Off-Balance Sheet Arrangements
As of June 30, 2022, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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
The table below provides information (in U.S. dollars) on our significant foreign-currency-denominated financial assets by legal entity functional currency as of June 30, 2022 (in thousands):

	U.S. Dollar (USD)	Euro (EUR)	Canadian Dollar (CAD)	Chinese Yuan (CNY)
AUD Functional:
Net Assets/(Liabilities)	105,745	(50,884)	—	16,913
Foreign Currency Hedges	(60,000)	31,397	—	(11,941)
Net Total	45,745	(19,487)	—	4,972
USD Functional:
Net Assets/(Liabilities)	—	—	15,619	—
Foreign Currency Hedges	—	—	(19,423)	—
Net Total	—	—	(3,804)	—
SGD Functional:
Net Assets/(Liabilities)	373,198	14,852	—	882
Foreign Currency Hedges	(385,000)	—	—	—
Net Total	(11,802)	14,852	—	882
The table below provides information about our foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars and forward contracts held at June 30, 2022. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our

PART II	Item 7A
RESMED INC. AND SUBSIDIARIES Quantitative and Qualitative Disclosures About Market and Business Risks
foreign currency derivative financial instruments. These notional amounts generally are used to calculate payments to be exchanged under the options contracts (in thousands, except exchange rates):

				Fair Value Assets / (Liabilities)
Foreign Exchange Contracts	Year 1	Year 2	Total	June 30, 2022	June 30, 2021
USD/AUD
Contract amount	60,000	—	60,000	(190)	(652)
Ave. contractual exchange rate	USD 1 = AUD 0.6928		USD 1 = AUD 0.6928
AUD/EUR
Contract amount	88,959	15,699	104,658	(413)	1,172
Ave. contractual exchange rate	AUD 1 = EUR 0.6867	AUD 1 = EUR 0.6800	AUD 1 = EUR 0.6857
SGD/EUR
Contract amount	20,931	—	20,931	71	(88)
Ave. contractual exchange rate	SGD 1 = Euro 0.7117	—	SGD 1 = Euro 0.7117
SGD/USD
Contract amount	385,000	—	385,000	(1,172)	(177)
Ave. contractual exchange rate	SGD 1 = USD 0.7216		SGD 1 = USD 0.7216
AUD/CNY
Contract amount	11,941	—	11,941	(37)	(130)
Ave. contractual exchange rate	AUD 1 = CNY 4.6449		AUD 1 = CNY 4.6449
EUR/USD
Contract amount	—	—	—	—	169
Ave. contractual exchange rate	USD 1 = EUR		USD 1 = EUR
USD/CAD
Contract amount	19,423	—	19,423	(46)	(44)
Ave. contractual exchange rate	USD 1 = CAD 1.2902		USD 1 = CAD 1.2902
Interest Rate Risk
We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At June 30, 2022, we held cash and cash equivalents of $273.7 million principally comprising of bank term deposits and at-call accounts and are invested at both short-term fixed interest rates and variable interest rates. At June 30, 2022, there was $280.0 million outstanding under the revolving credit and term loan facilities, which were subject to variable interest rates. A hypothetical 10% change in interest rates during the year ended June 30, 2022, would not have had a material impact on pretax income. We have no interest rate hedging agreements. On July 10, 2019, we entered into the Note Purchase Agreement with the purchasers to that agreement, in connection with the issuance and sale of $250.0 million principal amount of our 3.24% senior notes due July 10, 2026, and $250.0 million principal amount of our 3.45% senior notes due July 10, 2029. The interest rate on these notes is fixed and not subject to fluctuation.
Inflation
Inflationary factors such as increases in the cost of our products, freight, overhead costs or wage rates may adversely affect our operating results. Sustained inflationary pressures in the future may have an adverse effect on our ability to maintain current levels of gross margin and operating expenses as a percentage of net revenue if we are unable to offset such higher costs through price increases.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES
ITEM 8 CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item is incorporated by reference to the financial statements set forth in Item 15 of Part IV of this report, “Exhibits and Consolidated Financial Statement Schedules.”
(a) Index to Consolidated Financial Statements
(b) Supplementary Data
Quarterly Financial Information (unaudited)—The quarterly results for the years ended June 30, 2022 and 2021 are summarized below (in thousands, except per share amounts):

2022	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenue	$904,015	$894,874	$864,500	$914,737	$3,578,127
Gross profit	506,289	504,318	491,197	522,506	2,024,311
Net income	203,613	201,751	179,012	195,061	779,437
Basic earnings per share	1.40	1.38	1.22	1.33	5.34
Diluted earnings per share	1.39	1.37	1.22	1.33	5.30

2021	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenue	$751,944	$800,011	$768,767	$876,103	$3,196,825
Gross profit	438,661	462,483	447,258	490,696	1,839,100
Net income (loss)	178,372	179,514	(78,481)	195,098	474,505
Basic earnings (loss) per share	1.23	1.24	(0.54)	1.34	3.27
Diluted earnings (loss) per share	1.22	1.23	(0.54)	1.33	3.24
Note: the amounts for each quarter are computed independently and, due to the computation formula, the sum of the four quarters may not equal the year.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
ResMed Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of ResMed Inc. and subsidiaries (the Company) as of June 30, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 11, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of goodwill triggering events
As discussed in Notes 2(i) and 5 to the consolidated financial statements, the Company’s goodwill balance was $1,936 million as of June 30, 2022. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of a reporting unit, including goodwill, might exceed the fair value of the reporting unit. In the current year, the Company performed qualitative, or Step 0, assessments to determine whether there was a greater than 50 percent likelihood that the fair value of each reporting unit was less than its carrying value. After completing Step 0, the Company determined that goodwill was not more likely than not impaired and, therefore, no Step 1, or quantitative assessment, was necessary.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES
We identified the evaluation of goodwill triggering events as a critical audit matter. The evaluation of potential triggering events, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, market capitalization and events specific to the entity and reporting units, required a higher degree of auditor judgment. These potential triggering events could have a significant effect on the Company’s Step 0 assessment and the determination of whether further quantitative analysis of goodwill impairment was required.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the evaluation of goodwill impairment. This included a control related to the Company’s assessment of potential goodwill triggering events. We evaluated the Company’s Step 0 assessment for its reporting units by:
•considering macroeconomic conditions including gross domestic product, labor market, and inflation by key regions around the world for negative indicators
•evaluating information from analyst reports in the enterprise software and sleep and respiratory care industries, which were compared to industry and market considerations used by the Company
•analyzing information including changes in the costs of raw materials and labor, the financial performance of the reporting units, the Company’s market capitalization, and other entity and reporting-unit specific events.
/s/ KPMG LLP
We have served as the Company’s auditor since 1994.
San Diego, California
August 11, 2022

PART II	Item 8
RESMED INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2022 and 2021
(In US$ and in thousands, except share and per share data)

	June 30, 2022	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$273,710	$295,278
Accounts receivable, net of allowances of $23,259 and $32,138 at June 30, 2022 and June 30, 2021, respectively	575,950	614,292
Inventories (note 4)	743,910	457,033
Prepaid expenses and other current assets (note 4)	337,908	208,154
Total current assets	1,931,478	1,574,757
Non-current assets:
Property, plant and equipment, net (note 4)	498,181	463,490
Operating lease right-of-use assets (note 10)	132,314	128,575
Goodwill (note 5)	1,936,442	1,927,901
Other intangible assets, net (note 5)	345,944	392,582
Deferred income taxes (note 13)	79,746	79,904
Prepaid taxes and other non-current assets	171,748	160,916
Total non-current assets	3,164,375	3,153,368
Total assets	$5,095,853	$4,728,125
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$159,245	$138,008
Accrued expenses (note 7)	344,722	320,599
Operating lease liabilities, current (note 10)	21,856	23,585
Deferred revenue	108,667	109,611
Income taxes payable (note 13)	44,893	307,963
Short-term debt, net (note 9)	9,916	12,000
Total current liabilities	689,299	911,766
Non-current liabilities:
Deferred revenue	95,455	91,496
Deferred income taxes (note 13)	9,714	11,319
Operating lease liabilities, non-current (note 10)	120,453	114,779
Other long-term liabilities	5,974	6,802
Long-term debt, net (note 9)	765,325	643,351
Long-term income taxes payable (note 13)	48,882	62,933
Total non-current liabilities	1,045,803	930,680
Total liabilities	1,735,102	1,842,446
Commitments and contingencies (note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $0.004 par value, 350,000,000 shares authorized; 188,246,955 issued and 146,410,721 outstanding at June 30, 2022 and 187,484,592 issued and 145,648,358 outstanding at June 30, 2021	586	583
Additional paid-in capital	1,682,432	1,622,199
Retained earnings	3,613,736	3,079,640
Treasury stock, at cost, 41,836,234 shares at June 30, 2022 and June 30, 2021	(1,623,256)	(1,623,256)
Accumulated other comprehensive loss	(312,747)	(193,487)
Total stockholders’ equity	3,360,751	2,885,679
Total liabilities and stockholders’ equity	$5,095,853	$4,728,125
See accompanying notes to consolidated financial statements.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended June 30, 2022, 2021 and 2020
(In US$ and in thousands, except share and per share data)

	June 30, 2022	June 30, 2021	June 30, 2020
Net revenue - Sleep and Respiratory Care products	$3,177,298	$2,823,235	$2,602,381
Net revenue - Software as a Service	400,829	373,590	354,632
Net revenue	3,578,127	3,196,825	2,957,013

Cost of sales - Sleep and Respiratory Care products	1,365,421	1,177,309	1,067,967
Cost of sales - Software as a Service	148,745	135,289	121,657
Cost of sales (exclusive of amortization shown separately below)	1,514,166	1,312,598	1,189,624

Amortization of acquired intangible assets - Sleep and Respiratory Care products	4,105	4,895	8,584
Amortization of acquired intangible assets - Software as a Service	35,545	40,232	41,019
Amortization of acquired intangible assets	39,650	45,127	49,603
Total cost of sales	1,553,816	1,357,725	1,239,227
Gross profit	2,024,311	1,839,100	1,717,786

Selling, general, and administrative	739,372	670,387	676,689
Research and development	253,575	225,284	201,946
Amortization of acquired intangible assets	31,078	31,078	30,092
Restructuring expenses (note 17)	—	8,673	—
Litigation settlement expenses	—	—	(600)
Total operating expenses	1,024,025	935,422	908,127
Income from operations	1,000,286	903,678	809,659
Other income (loss), net:
Interest (expense) income, net	(22,312)	(23,627)	(39,356)
Loss attributable to equity method investments (note 6)	(8,486)	(11,205)	(25,058)
Gain (loss) on equity investments (note 6)	(12,202)	14,515	(14,519)
Other, net	3,197	301	2,362
Total other income (loss), net	(39,803)	(20,016)	(76,571)
Income before income taxes	960,483	883,662	733,088
Income taxes (note 13)	181,046	409,157	111,414
Net income	$779,437	$474,505	$621,674

Basic earnings per share (note 12)	$5.34	$3.27	$4.31
Diluted earnings per share (note 12)	$5.30	$3.24	$4.27
Dividend declared per share	$1.68	$1.56	$1.56
Basic shares outstanding (000's)	146,066	145,313	144,338
Diluted shares outstanding (000's)	147,043	146,451	145,652
See accompanying notes to consolidated financial statements.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended June 30, 2022, 2021 and 2020
(In US$ and in thousands)

	2022	2021	2020
Net income	$779,437	$474,505	$621,674
Other comprehensive income (loss):
Foreign currency translation (loss) gain adjustments	(119,260)	90,495	(30,973)
Comprehensive income	$660,177	$565,000	$590,701
See accompanying notes to consolidated financial statements.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended June 30, 2022, 2021 and 2020
(In US$ and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2019	185,491	$575	$1,511,473	(41,836)	$(1,623,256)	$2,436,410	$(253,009)	$2,072,193
Common stock issued on exercise of options (note 11)	350	1	19,986	—	—	—	—	19,987
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 11)	617	3	(46,061)	—	—	—	—	(46,058)
Common stock issued on employee stock purchase plan (note 11)	265	1	28,196	—	—	—	—	28,197
Stock-based compensation costs	—	—	57,100	—	—	—	—	57,100
Other comprehensive income (loss)	—	—	—	—	—	—	(30,973)	(30,973)
Net income	—	—	—	—	—	621,674	—	621,674
Dividends declared ($1.56 per common share)	—	—	—	—	—	(225,093)	—	(225,093)
Balance, June 30, 2020	186,723	$580	$1,570,694	(41,836)	$(1,623,256)	$2,832,991	$(283,982)	$2,497,027
Common stock issued on exercise of options (note 11)	64	—	3,954	—	—	—	—	3,954
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 11)	469	2	(50,209)	—	—	—	—	(50,207)
Common stock issued on employee stock purchase plan (note 11)	229	1	33,833	—	—	—	—	33,834
Stock-based compensation costs	—	—	63,927	—	—	—	—	63,927
Other comprehensive income (loss)	—	—	—	—	—	—	90,495	90,495
Net income	—	—	—	—	—	474,505	—	474,505
Cumulative effect adjustment from adoption of the credit loss standard, net of tax	—	—	—	—	—	(1,143)	—	(1,143)
Dividends declared ($1.56 per common share)	—	—	—	—	—	(226,713)	—	(226,713)
Balance, June 30, 2021	187,485	$583	$1,622,199	(41,836)	$(1,623,256)	$3,079,640	$(193,487)	$2,885,679
Common stock issued on exercise of options (note 11)	177	—	11,205	—	—	—	—	11,205
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 11)	369	2	(52,408)	—	—	—	—	(52,406)
Common stock issued on employee stock purchase plan (note 11)	216	1	36,179	—	—	—	—	36,180
Stock-based compensation costs	—	—	65,257	—	—	—	—	65,257
Other comprehensive income (loss)	—	—	—	—	—	—	(119,260)	(119,260)
Net income	—	—	—	—	—	779,437	—	779,437
Dividends declared ($1.68 per common share)	—	—	—	—	—	(245,341)	—	(245,341)
Balance, June 30, 2022	188,247	$586	$1,682,432	(41,836)	$(1,623,256)	$3,613,736	$(312,747)	$3,360,751
See accompanying notes to consolidated financial statements.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended June 30, 2022, 2021 and 2020
(In US$ and in thousands)

	June 30, 2022	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net income	$779,437	$474,505	$621,674
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	159,609	156,758	154,850
Amortization of right-of-use assets	34,232	34,760	26,523
Stock-based compensation costs (note 11)	65,257	63,927	57,559
Loss attributable to equity method investments (note 6)	8,486	11,205	25,058
(Gain) loss on equity investments (note 6)	12,202	(14,515)	14,519
Restructuring expenses (note 17)	—	8,673	—
Changes in fair value of business combination contingent consideration	—	—	(7)
Changes in operating assets and liabilities:
Accounts receivable	19,346	(129,195)	54,383
Inventories	(311,681)	(21,954)	(69,881)
Prepaid expenses, net deferred income taxes and other current assets	(168,109)	(58,154)	(58,999)
Accounts payable, accrued expenses and other	(247,632)	210,708	(23,424)
Net cash provided by operating activities	351,147	736,718	802,255
Cash flows from investing activities:
Purchases of property, plant and equipment	(134,835)	(102,712)	(95,330)
Patent registration costs	(21,201)	(14,114)	(10,608)
Business acquisitions, net of cash acquired	(42,784)	(39,067)	(27,910)
Purchases of investments (note 6)	(20,724)	(21,788)	(31,616)
Proceeds from sale of investment (note 6)	6,802	—	—
(Payments) / proceeds on maturity of foreign currency contracts	(17,176)	19,219	(14,397)
Net cash used in investing activities	(229,918)	(158,462)	(179,861)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	47,384	37,790	48,182
Taxes paid related to net share settlement of equity awards	(52,406)	(50,209)	(46,061)
Payments of business combination contingent consideration	—	(3,500)	(302)
Proceeds from borrowings, net of borrowing costs	288,000	90,000	1,190,000
Repayment of borrowings	(166,000)	(612,000)	(1,284,012)
Dividends paid	(245,341)	(226,713)	(225,093)
Net cash used in financing activities	(128,363)	(764,632)	(317,286)
Effect of exchange rate changes on cash	(14,434)	18,498	10,920
Net increase (decrease) in cash and cash equivalents	(21,568)	(167,878)	316,028
Cash and cash equivalents at beginning of period	295,278	463,156	147,128
Cash and cash equivalents at end of period	$273,710	$295,278	$463,156
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$478,120	$221,359	$180,359
Interest paid	$22,312	$23,989	$40,377
Fair value of assets acquired, excluding cash	$15,648	$16,671	$14,919
Liabilities assumed	(4,672)	(1,543)	(4,292)
Goodwill on acquisition	38,953	24,671	20,375
Previously held equity interest	(4,078)	—	—
Deferred payments	(3,067)	3,768	408
Fair value of contingent consideration		—	(3,500)
Cash paid for acquisitions	$42,784	$43,567	$27,910
See accompanying notes to consolidated financial statements.

PART II	Item 8
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
(2) Summary of Significant Accounting Policies
(a)Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Certain prior period amounts have been reclassified to conform to the current period presentation. Actual results could differ from management’s estimates.
(b)Revenue Recognition
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
Disaggregation of revenue
See Note 14 – Segment Information for our net revenue disaggregated by segment, product and region for the years ended June 30, 2022, 2021 and 2020.
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

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
The following table summarizes our contract balances as of June 30, 2022 and 2021 (in thousands):

	2022	2021	Balance sheet caption
Contract assets
Accounts receivable, net	$575,950	$614,292	Accounts receivable, net
Unbilled revenue, current	25,692	10,893	Prepaid expenses and other current assets
Unbilled revenue, non-current	8,840	6,214	Prepaid taxes and other non-current assets

Contract liabilities
Deferred revenue, current	(108,667)	(109,611)	Deferred revenue (current liabilities)
Deferred revenue, non-current	(95,455)	(91,496)	Deferred revenue (non-current liabilities)
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
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
(c)Concentration of Credit Risk and Significant Customers
Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, derivatives and trade receivables. Our cash and cash equivalents are generally held with large, diverse financial institutions to reduce the amount of exposure to any single financial institution. Our derivative contracts are transacted with various financial institutions with high credit standings and any exposure to counterparty credit-related losses in these contracts is largely mitigated with collateralization and master-netting agreements. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base. No single customer accounted for 10% or more of our total revenues for any of the periods presented.
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
(e)Cash and Cash Equivalents
Cash equivalents include certificates of deposit and other highly liquid investments and we state them at cost, which approximates market. We consider investments with original maturities of 90 days or less to be cash equivalents for purposes of the consolidated statements of cash flows.
(f)Inventories
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
(g)Property, Plant and Equipment
We record property, plant and equipment, including rental and demonstration equipment at cost. We compute depreciation expense using the straight-line method over the estimated useful lives of the assets. Useful lives are generally two years to ten years except for buildings which are depreciated over an estimated useful life of forty years and leasehold improvements, which we amortize over the shorter of the useful life or the lease term. We charge maintenance and repairs to expense as we incur them.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
Depreciation expense for property, plant, and equipment was $81.0 million, $78.4 million, and $65.6 million for the years ended June 30, 2022, 2021 and 2020, respectively.
(h)Intangible Assets
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
(i)Goodwill
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
During the annual reviews for the years ended June 30, 2022, 2021 and 2020, we completed a Step 0 or Qualitative assessment and determined it was more likely than not that the fair value of our reporting units exceeded their carrying amounts, including goodwill, and therefore goodwill was not impaired.
(j)Equity investments
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
Non-marketable equity securities consist of investments in privately held companies without readily determinable fair values and are recorded in prepaid taxes and other non-current assets on the consolidated balance sheets. Non-marketable equity securities are reported at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. We assess non-marketable equity securities at least quarterly for impairment and consider qualitative and quantitative factors including the investee's financial metrics, product and commercial outlook and cash usage. All gains and losses on marketable and non-marketable equity securities, realized and unrealized, are recognized in gain (loss) on equity investments as a component of other income (loss), net on the consolidated statements of operations.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
Equity investments whereby we have significant influence but not control over the investee, and are not the primary beneficiary of the investee’s activities, are accounted for under the equity method. Under this method, we record our share of gains or losses attributable to equity method investments as a component of other income (loss), net on the consolidated statements of operations.
(k)Research and Development
We record all research and development expenses in the period we incur them.
(l)Foreign Currency
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
(m)Foreign Exchange Risk Management
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
We held foreign currency instruments with notional amounts totaling $602.0 million and $556.4 million at June 30, 2022 and June 30, 2021, respectively, to hedge foreign currency fluctuations. These contracts mature at various dates prior to June 30, 2024.
(n)Income Taxes
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
(o)Provision for Warranty
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
(p)Allowance for Credit Losses
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
(q)Impairment of Long-Lived Assets
We periodically evaluate the carrying value of long-lived assets to be held and used, including certain identifiable intangible assets, when events and circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If assets are considered to be impaired, we recognize as the impairment the amount by which the carrying amount of the assets exceeds the fair value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. We did not recognize impairment charges in relation to long-lived assets during the fiscal years ended June 30, 2022, 2021 and 2020.
(r)Contingencies
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
(3) New Accounting Pronouncements
Recently adopted accounting pronouncements
ASU No. 2021-08 “Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”
In October 2021, the FASB issued ASU No. 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (Topic 805), which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. This approach differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. The guidance is effective for us beginning in the first quarter of the year ending June 30, 2024 and early adoption is permitted. We elected to early adopt this standard in the second quarter of our fiscal year ending June 30, 2022. Adoption of ASU 2021-08 did not have a material impact on our consolidated financial statements.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
(4) Supplemental Balance Sheet Information
Components of selected captions in the consolidated balance sheets consisted of the following as of June 30, 2022 and June 30, 2021 (in thousands):

Inventories	2022	2021
Raw materials	$355,225	$155,419
Work in progress	3,077	4,647
Finished goods	385,608	296,967
Total inventories	$743,910	$457,033

Prepaid expenses and other current assets	2022	2021
Prepaid taxes	$99,352	$72,409
Prepaid inventories	107,291	6,952
Other prepaid expenses and current assets	131,265	128,793
Total prepaid expenses and other current assets	$337,908	$208,154

Property, plant and equipment	2022	2021
Machinery and equipment	$390,634	$349,022
Computer equipment and software	199,671	194,386
Furniture and fixtures	54,098	54,435
Vehicles and aircraft	19,231	5,959
Clinical, demonstration and rental equipment	105,440	110,620
Leasehold improvements	80,855	77,392
Land	51,864	54,458
Buildings	229,502	239,357
Property, plant and equipment, at cost	$1,131,295	$1,085,629
Accumulated depreciation and amortization	(633,114)	(622,139)
Property, plant and equipment, net	$498,181	$463,490
(5) Goodwill and Other Intangible Assets, net
Goodwill
For each of the years ended June 30, 2022 and June 30, 2021, we have not recorded any goodwill impairments. Changes in the carrying amount of goodwill is comprised of the following for the year ended June 30, 2022 (in thousands):

	2022
	Sleep and Respiratory Care	SaaS	Total
Balance at the beginning of the period	$633,183	$1,294,718	$1,927,901
Business acquisitions	38,953	—	38,953
Foreign currency translation adjustments	(30,412)	—	(30,412)
Balance at the end of the period	$641,724	$1,294,718	$1,936,442

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
Other Intangible Assets
Other intangibles, net are comprised of the following as of June 30, 2022 and June 30, 2021 (in thousands):

	2022	2021
Developed/core product technology	$350,671	$383,319
Accumulated amortization	(239,647)	(239,049)
Developed/core product technology, net	111,024	144,270
Customer relationships	257,034	272,703
Accumulated amortization	(91,731)	(90,976)
Customer relationships, net	165,303	181,727
Other intangibles	204,580	197,662
Accumulated amortization	(134,963)	(131,077)
Other intangibles, net	69,617	66,585
Total other intangibles, net	$345,944	$392,582
Intangible assets consist of developed/core product technology, trade names, non-compete agreements, customer relationships, and patents, and we amortize them over the estimated useful life of the assets, generally between two years and fifteen years. There are no expected residual values related to these intangible assets.
Amortization expense related to identified intangible assets for the years ended June 30, 2022 and June 30, 2021 was $70.7 million and $76.2 million, respectively. Amortization expense related to patents for the years ended June 30, 2022 and June 30, 2021 was $6.2 million and $5.3 million, respectively. Total estimated annual amortization expense for the years ending June 30, 2023 through June 30, 2027, is shown below (in thousands):

	Fiscal Years Ending June 30
	2023	2024	2025	2026	2027
Estimated amortization expense	$61,374	$57,594	$53,157	$47,902	$29,667
(6) Investments
Equity investments by measurement category as of June 30, 2022 and June 30, 2021 were as follows (in thousands):

Measurement category	2022	2021
Fair value	$9,167	$29,084
Measurement alternative	39,290	23,002
Equity method	9,918	17,154
Total	$58,375	$69,240
The following table shows a reconciliation of the changes in our equity investments for the year ended June 30, 2022 (in thousands):

	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$23,002	$29,084	$17,154	$69,240
Net additions (reductions) to investments (1)	11,775	(3,202)	1,250	9,823
Observable price adjustments on non-marketable equity securities	5,367	—	—	5,367
Unrealized losses on marketable equity securities	—	(18,341)	—	(18,341)
Realized gains on marketable and non-marketable equity securities	2,355	1,626	—	3,981
Impairment of investments	(3,209)	—	—	(3,209)
Loss attributable to equity method investments	—	—	(8,486)	(8,486)
Carrying value at the end of the period	$39,290	$9,167	$9,918	$58,375
(1)Net additions (reductions) to investments includes additions from purchases, reductions due to exits of securities, or reclassifications due to our acquisition of an investee in which we held a prior equity interest.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
The following table shows a reconciliation of the changes in our equity investments for the year ended June 30, 2021(in thousands):

	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$30,033	$—	$14,109	$44,142
Additions to investments	2,538	5,000	14,250	21,788
Observable price adjustments on non-marketable equity securities	1,000	—	—	1,000
Unrealized gains on marketable equity securities	—	13,515	—	13,515
Reclassifications (2)	(10,569)	10,569	—	—
Loss attributable to equity method investments	—	—	(11,205)	(11,205)
Carrying value at the end of the period	$23,002	$29,084	$17,154	$69,240
(2)During the year ended June 30, 2021, one of our investments, which was previously accounted for under the measurement alternative, completed its initial public offering which resulted in a change of accounting methodology to fair value.
Net unrealized gains and losses recognized in the years ended June 30, 2022, 2021 and 2020 for equity investments in non-marketable and marketable securities still held as of those respective dates were a loss of $16.2 million, a gain of $14.5 million, and a loss of $14.5 million, respectively.
(7) Accrued Expenses
Accrued expenses at June 30, 2022 and June 30, 2021 consist of the following (in thousands):

	2022	2021
Product warranties (note 8)	$25,889	$22,032
Consulting and professional fees	25,073	21,246
Value added taxes and other taxes due	26,340	26,542
Employee related costs	194,736	199,917
Promotional and marketing	6,485	4,127
Accrued interest	7,983	8,338
Logistics and occupancy costs	32,160	14,954
Inventory in transit	11,554	7,146
Other	14,502	16,297
Total accrued expenses	$344,722	$320,599
(8) Product Warranties
We include the liability for warranty costs in accrued expenses in our consolidated balance sheets. Changes in the liability for product warranty for the years ended June 30, 2022 and June 30, 2021 are as follows (in thousands):

	2022	2021
Balance at the beginning of the period	$22,032	$21,132
Warranty accruals for the period	17,442	14,366
Warranty costs incurred for the period	(12,124)	(14,858)
Foreign currency translation adjustments	(1,461)	1,392
Balance at the end of the period	$25,889	$22,032

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
(9) Debt
Debt at June 30, 2022 and June 30, 2021 consists of the following (in thousands):

	2022	2021
Short-term debt	$10,000	$12,000
Deferred borrowing costs	(84)	—
Short-term debt, net	9,916	12,000

Long-term debt	$770,000	$646,000
Deferred borrowing costs	(4,675)	(2,649)
Long-term debt, net	$765,325	$643,351
Total debt	$775,241	$655,351
Credit Facility
On June 29, 2022, we entered into a second amended and restated credit agreement (the “Revolving Credit Agreement”), as borrower, with lenders MUFG Union Bank, N.A., as administrative agent, joint lead arranger, sole book runner, swing line lender and letter of credit issuer, Westpac Banking Corporation, as syndication agent and joint lead arranger, HSBC Bank USA, National Association, as syndication agent and joint lead arranger, and Wells Fargo Bank, National Association, as documentation agent. The Revolving Credit Agreement, among other things, provided a senior unsecured revolving credit facility of $1,500.0 million, with an uncommitted option to increase the revolving credit facility by an additional amount equal to the greater of $1,000.0 million and 1.00 times the EBITDA (as defined in the Revolving Credit Agreement) for the trailing twelve-month measurement period. The Revolving Credit Facility amends and restates that certain Amended and Restated Credit Agreement, dated as of April 17, 2018, among ResMed, MUFG Union Bank, N.A., Westpac Banking Corporation and the lenders party thereto which provided ResMed with a senior unsecured revolving credit facility in an aggregate amount of $1,600.0 million with an uncommitted option to increase such facility by an additional $300.0 million.
Additionally, on June 29, 2022, ResMed Pty Limited entered into a Second Amendment to the Syndicated Facility Agreement and First Amendment to Unconditional Guaranty Agreement (the “Term Credit Agreement”), as borrower, with lenders MUFG Union Bank, N.A., as administrative agent, joint lead arranger and joint book runner, and Westpac Banking Corporation, as syndication agent, joint lead arranger and joint book runner, which amends that certain Syndicated Facility Agreement dated as of April 17, 2018. The Term Credit Agreement, among other things, provides ResMed Pty a senior unsecured term credit facility of $200.0 million.
Our obligations under the Revolving Credit Agreement are guaranteed by certain of our direct and indirect U.S. subsidiaries, and ResMed Pty Limited’s obligations under the Term Credit Agreement are guaranteed by us and certain of our direct and indirect U.S. subsidiaries. The Revolving Credit Agreement and Term Credit Agreement contain customary covenants, including, in each case, a financial covenant that requires that we maintain a maximum leverage ratio of funded debt to EBITDA (as defined in the Revolving Credit Agreement and Term Credit Agreement, as applicable). The entire principal amounts of the revolving credit facility and term credit facility, and, in each case, any accrued but unpaid interest may be declared immediately due and payable if an event of default occurs, as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable. Events of default under the Revolving Credit Agreement and the Term Credit Agreement include, in each case, failure to make payments when due, the occurrence of a default in the performance of any covenants in the respective agreements or related documents, or certain changes of control of us, or the respective guarantors of the obligations borrowed under the Revolving Credit Agreement and Term Credit Agreement.
The Revolving Credit Agreement and Term Credit Agreement each terminate on June 29, 2027, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $5.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to the Adjusted Term SOFR (as defined in the Revolving Credit Facility) plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). At June 30, 2022, the interest rate that was being charged on the outstanding principal amounts was 3.00%. An applicable commitment fee of 0.075% to 0.150% (depending on the then-applicable leverage ratio) applies

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
on the unused portion of the revolving credit facility. As of June 30, 2022, we had $1.4 billion available for draw down under the revolving credit facility.
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As the Revolving Credit and Term Credit Agreements’ interest rate is calculated as Adjusted Term SOFR plus the spreads described above, its carrying amount is equivalent to its fair value as at June 30, 2022 and June 30, 2021, which was $280.0 million and $158.0 million, respectively. Quoted market prices in active markets for identical liabilities based inputs (Level 2) were used to estimate fair value.
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
Under the terms of the Note Purchase Agreement, we agreed to customary covenants including with respect to our corporate existence, transactions with affiliates, and mergers and other extraordinary transactions. We also agreed that, subject to limited exceptions, we will maintain a ratio of consolidated funded debt to consolidated EBITDA (as defined in the Note Purchase Agreement) of no more than 3.50 to 1.00 as of the last day of any fiscal quarter, and will not at any time permit the amount of all priority secured and unsecured debt of us and our subsidiaries to exceed 10.0% of our consolidated tangible assets, determined as of the end of our most recently ended fiscal quarter. This ratio is calculated at the end of each reporting period for which the Note Purchase Agreement requires us to deliver financial statements, using the results of the 12 consecutive month period ending with such reporting period.
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As of June 30, 2022, the Senior Notes have a carrying amount of $500.0 million, excluding deferred borrowing costs, and an estimated fair value of $477.7 million. Quoted market prices in active markets for identical liabilities based inputs (Level 2) were used to estimate fair value.
At June 30, 2022, we were in compliance with our debt covenants and there was $780.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes.
(10) Leases
(a)Leases where ResMed is the Lessee
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
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
Operating lease costs for the years ended June 30, 2022, 2021 and 2020 were $35.3 million, $35.5 million and $26.5 million, respectively. Short-term and variable lease costs were not material for the years ended June 30, 2022, 2021 and 2020.
Future lease payments under non-cancellable operating leases as of June 30, 2022 are as follows (in thousands):

	Total	2023	2024	2025	2026	2027	Thereafter
Minimum lease payments	$161,219	$25,488	$19,561	$16,617	$15,783	$15,254	$68,516
Less: imputed interest	(18,910)
Total lease liabilities	$142,309
As of June 30, 2022, we had additional operating lease commitments of $0.7 million for office space that have not yet commenced. These leases will commence during the year ended June 30, 2023 with lease terms of 1 year to 5 years.
The supplemental information related to operating leases for the years ended June 30, 2022 and June 30, 2021 was as follows (in thousands):

	2022	2021

Weighted-average inputs:
Weighted-average remaining lease term (years)	8.8	8.5
Weighted-average discount rate	2.8%	3.0%

Cash flow information:
Operating cash flows paid for amounts included in the measurement of lease liabilities	$26,462	$27,734
Right of use assets obtained in exchange for new lease liabilities:	$41,382	$36,130
(b)Leases where ResMed is the Lessor
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
The components of lease revenue for the years ended June 30, 2022, 2021 and 2020 were as follows (in thousands):

	2022	2021	2020
Sales-type lease revenue	$9,342	$9,758	$13,457
Operating lease revenue	90,076	93,431	87,874
Total lease revenue	$99,418	$103,189	$101,331
Our net investment in sales-type leases were classified in the consolidated balance sheets as of June 30, 2022 and June 30, 2021 as follows (in thousands):

	2022	2021
Accounts receivable, net	$6,473	$8,026
Prepaid taxes and other non-current assets	7,635	6,214
Total	$14,108	$14,240

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
Maturities of sales-type leases as of June 30, 2022 were as follows (in thousands):

	Total	2023	2024	2025	2026	2027	Thereafter
Remaining lease payments	$16,068	$6,757	$4,207	$2,057	$1,915	$1,132	—
Less: imputed interest	(1,960)
Present value of remaining lease payments	$14,108
(11) Stockholders’ Equity
Common Stock. On February 21, 2014, our board of directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of our common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant and subject to applicable legal requirements. The 20.0 million shares the program authorizes us to purchase are in addition to the shares we repurchased on or before February 21, 2014 under our previous programs. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. All share repurchases since February 21, 2014 have been executed in accordance with this program.
We have temporarily suspended our repurchase program and, accordingly, did not repurchase any shares during fiscal years 2022 or 2021. As of June 30, 2022, we have repurchased a total of 41.8 million shares at a cost of $1.6 billion. Shares that are repurchased are classified as “treasury stock pending future use” and reduce the number of shares outstanding used in calculating earnings per share. At June 30, 2022, 12.9 million additional shares can be repurchased under the approved share repurchase program.
Preferred Stock. In April 1997, our board of directors authorized 2.0 million shares of 0.01 par value preferred stock. No such shares were issued or outstanding at June 30, 2022.
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
The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 51.1 million. The number of securities remaining available for future issuance under the 2009 Plan at June 30, 2022 is 15.3 million. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) 2.8 shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays a purchase price and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 3 million shares of our common stock (except in a participant’s initial year of hiring up to 4.5 million shares of our common stock may be granted).

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
The total fair value of RSUs and PRSUs that vested during the years ended June 30, 2022, 2021 and 2020, was $65.5 million, $59.6 million and $56.8 million, respectively.
The following table summarizes the activity of RSUs, including PRSUs, during year ended June 30, 2022 (in thousands, except years and per share amounts):

	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	875	$145.19	1.5
Granted	288	259.46
Vested*	(575)	113.85
Performance factor adjustment	175	—
Forfeited	(82)	184.30
Outstanding at end of period	681	$203.46	1.6
*Includes 206 thousand shares netted for tax.
The following table summarizes option activity during the year ended June 30, 2022 (in thousands, except years and per share amounts):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	1,060	$97.01	3.7
Granted	56	256.33
Exercised	(177)	63.31
Forfeited	(1)	110.19
Outstanding at end of period	938	$112.91	3.2
Options exercisable at end of period	792	$96.14	2.8
Options vested and expected to vest at end of period	932	$112.10	3.2
The aggregate intrinsic value of options exercised during the fiscal years 2022, 2021 and 2020, was $33.7 million, $8.9 million and $31.2 million, respectively. As at June 30, 2022, the aggregate intrinsic value of options outstanding, exercisable, and vested and expected to vest were $93.5 million, $89.9 million and $93.4 million respectively.
Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the board of directors’ compensation committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. At June 30, 2022, the number of shares remaining available for future issuance under the ESPP is 1.5 million shares.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
During years ended June 30, 2022, 2021 and 2020, we issued 216,000, 229,000 and 265,000 shares to our employees in two offerings and we recognized $11.0 million, $10.9 million and $8.0 million, respectively, of stock compensation expense associated with the ESPP.
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
We estimate the fair value of stock options granted under our stock option plans and purchase rights granted under the ESPP using the following assumptions for the years ended June 30, 2022, 2021 and 2020:

	2022	2021	2020
Stock options:
Weighted average grant date fair value	$72.16	$53.67	$32.14
Weighted average risk-free interest rate	1.29%	0.37%	1.58%
Expected life in years	4.9	4.9	4.9
Dividend yield	0.66%	0.75%	1.07%
Expected volatility	32%	31%	25%

ESPP purchase rights:
Weighted average grant date fair value	$50.46	$48.18	$31.82
Weighted average risk-free interest rate	0.3%	0.1%	1.6%
Expected life in years	6 months	6 months	6 months
Dividend yield	0.63% - 0.98%	0.79% - 0.98%	0.98% - 1.42%
Expected volatility	20% - 34%	30% - 60%	23% - 60%
The following table summarizes the total stock-based compensation costs incurred and the associated tax benefit recognized during the years ended June 30, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Cost of sales	$5,218	$4,153	$3,703
Selling, general and administrative expenses	50,791	51,727	47,265
Research and development expenses	9,248	8,047	6,591
Stock-based compensation costs	65,257	63,927	57,559
Tax benefit	(29,262)	(23,346)	(39,534)
Stock-based compensation costs, net of tax benefit	$35,995	$40,581	$18,025
At June 30, 2022, there was $104.0 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.2 years.
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
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
common stock equivalents such as stock options and restricted stock units. The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 67,000, 141,000 and 164,000 for the years ended June 30, 2022, 2021 and 2020, respectively, as the effect would have been anti-dilutive.
Basic and diluted earnings per share for the years ended June 30, 2022, 2021 and 2020 are calculated as follows (in thousands except per share data):

	2022	2021	2020
Numerator:
Net income	$779,437	$474,505	$621,674
Denominator:
Basic weighted-average common shares outstanding	146,066	145,313	144,338
Effect of dilutive securities:
Stock options and restricted stock units	977	1,138	1,314
Diluted weighted average shares	147,043	146,451	145,652
Basic earnings per share	$5.34	$3.27	$4.31
Diluted earnings per share	$5.30	$3.24	$4.27
(13) Income Taxes
Income before income taxes for the years ended June 30, 2022, 2021 and 2020, was taxed under the following jurisdictions (in thousands):

	2022	2021	2020
U.S.	$(85,919)	$71,867	$60,548
Non-U.S.	1,046,402	811,795	672,540
Income before income taxes	$960,483	$883,662	$733,088
The provision for income taxes is presented below (in thousands):

		2022	2021	2020
Current:	Federal	$4,376	$(115,109)	$9,790
	State	10,700	9,041	6,898
	Non-U.S.	177,788	531,812	124,602
		192,864	425,744	141,290
Deferred:	Federal	(12,612)	(22,791)	(13,000)
	State	(2,773)	(4,205)	(3,335)
	Non-U.S.	3,567	10,409	(13,541)
		(11,818)	(16,587)	(29,876)
Provision for income taxes		$181,046	$409,157	$111,414

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 21% for the years ended June 30, 2022, 2021 and 2020, to pretax income as a result of the following (in thousands):

	2022	2021	2020
Taxes computed at statutory U.S. rate	$201,701	$185,569	$153,949
Increase (decrease) in income taxes resulting from:
State income taxes, net of U.S. tax benefit	5,703	4,836	3,563
Research and development credit	(17,517)	(20,257)	(13,595)
Change in valuation allowance	858	(3,785)	7,216
Effect of non-U.S. tax rates	(4,384)	(12,130)	(20,935)
Foreign tax credits	(2,299)	(7,210)	(4,026)
Stock-based compensation expense	(11,294)	(4,498)	(20,696)
Uncertain tax position	—	248,773	—
Other	8,278	17,859	5,938
Provision for income taxes	$181,046	$409,157	$111,414
We reported net deferred tax assets and liabilities in our consolidated balance sheets at June 30, 2022 and June 30, 2021, as follows (in thousands):

	2022	2021
Non-current deferred tax asset	$79,746	$79,904
Non-current deferred tax liability	(9,714)	(11,319)
Net deferred tax asset	$70,032	$68,585
The components of our deferred tax assets and liabilities at June 30, 2022 and June 30, 2021, are as follows (in thousands):

	2022	2021
Deferred tax assets:
Employee liabilities	$28,556	$30,080
Tax credit carry overs	7,723	13,753
Inventories	10,570	11,734
Provision for warranties	4,814	4,149
Provision for doubtful debts	5,096	7,334
Net operating loss carryforwards	27,490	33,377
Capital loss carryover	4,715	6,912
Stock-based compensation expense	6,425	6,080
Deferred revenue	25,748	17,839
Research and development capitalization	82,074	58,789
Lease liabilities	21,702	25,751
Other	(3,395)	(4,911)
	221,518	210,887
Less valuation allowance	(13,572)	(13,106)
Deferred tax assets	207,946	197,781
Deferred tax liabilities:
Goodwill and other intangibles	(108,078)	(104,563)
Right of use assets	(20,345)	(23,693)
Property, plant and equipment	(9,491)	(940)
Deferred tax liabilities	(137,914)	(129,196)
Net deferred tax asset	$70,032	$68,585

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
As of June 30, 2022, we had $19.8 million of U.S. federal and state net operating loss carryforwards and $6.9 million of non-U.S. net operating loss carryforwards, which expire in various years beginning in 2023 or carry forward indefinitely.
The valuation allowance at June 30, 2022 relates to a provision for uncertainty of the utilization of net operating loss carryforwards of $0.8 million and capital loss and other items of $12.7 million. We believe that it is more likely than not that the benefits of deferred tax assets, net of any valuation allowance, will be realized.
A substantial portion of our manufacturing operations and administrative functions in Singapore operate under certain tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2030. The end of certain tax holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentive programs increased our net income by $38.0 million ($0.26 per diluted share) for the year ended June 30, 2022, $33.6 million ($0.23 per diluted share) for the year ended June 30, 2021, and $43.8 million ($0.30 per diluted share) for the year ended June 30, 2020.
As a result of the Tax Cuts and Jobs Act of 2017 (the ”U.S. Tax Act”), we have treated all non-U.S. historical earnings as taxable. Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax if repatriated. The total amount of these undistributed earnings at June 30, 2022 amounted to approximately $3.6 billion. On June 14, 2019, the U.S. Treasury Department issued final and temporary regulations relating to the repatriation of non-U.S. earnings. As a result, in the event our non-U.S. earnings had not been permanently reinvested, approximately $194.9 million in U.S. federal deferred taxes and $5.2 million in U.S. state deferred taxes would have been recognized in the consolidated financial statements.
In accounting for uncertainty in income taxes, we recognize a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (that is, a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for annual periods. We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. Based on all known facts and circumstances and current tax law, we believe the total amount of unrecognized tax benefits on June 30, 2022, is not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate.
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
Tax years 2018 to 2021 remain subject to future examination by the major tax jurisdictions in which we are subject to tax.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
(14) Segment Information
We have two operating segments, which are the Sleep and Respiratory Care segment and the SaaS segment. We evaluate the performance of our segments based on net sales and income from operations. The accounting policies of the segments are the same as those described in note 2 – Summary of Significant Accounting Policies. Segment net sales and segment income from operations do not include inter-segment profits and revenue is allocated to a geographic area based on where the products are shipped to or where the services are performed.
Certain items are maintained at the corporate level and are not allocated to the segments. The non-allocated items include corporate headquarters costs including stock-based compensation, amortization expense of acquired intangibles, restructuring expenses, litigation settlement expenses, deferred revenue fair value adjustment, net interest expense (income), loss attributable to equity method investments, gains and losses on equity investments, and other, net. We neither discretely allocate assets to our operating segments, nor does our Chief Operating Decision Maker evaluate the operating segments using discrete asset information.
The table below presents a reconciliation of net revenues, depreciation and amortization and net operating profit by reportable segments for the years ended June 30, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Net revenue by segment
Total Sleep and Respiratory Care	$3,177,298	$2,823,235	$2,602,381

Software as a Service	400,829	373,590	356,734
Deferred revenue fair value adjustment (1)	—	—	(2,102)
Total Software as a Service	400,829	373,590	354,632
Total	$3,578,127	$3,196,825	$2,957,013

Depreciation and amortization by segment
Sleep and Respiratory Care	$79,367	$73,151	$69,444
Software as a Service	7,315	5,230	3,850
Amortization of acquired intangible assets and corporate assets	72,927	78,377	81,556
Total	$159,609	$156,758	$154,850

Net operating profit by segment
Sleep and Respiratory Care	$1,132,510	$1,036,712	$934,697
Software as a Service	93,821	93,037	82,152
Total	$1,226,331	$1,129,749	$1,016,849

Reconciling items
Corporate costs	$155,317	$141,193	$125,993
Amortization of acquired intangible assets	70,728	76,205	79,695
Restructuring expenses	—	8,673	—
Litigation settlement expenses	—	—	(600)
Deferred revenue fair value adjustment (1)	—	—	2,102
Interest expense (income), net	22,312	23,627	39,356
Loss attributable to equity method investments	8,486	11,205	25,058
(Gain) loss on equity investments	12,202	(14,515)	14,519
Other, net	(3,197)	(301)	(2,362)
Income before income taxes	$960,483	$883,662	$733,088
(1)The deferred revenue fair value adjustment is a purchase price accounting adjustment related to MatrixCare which was acquired on November 13, 2018.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
The following table summarizes our net revenue disaggregated by segment, product and region for the years ended June 30, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
U.S., Canada and Latin America
Devices	$1,070,420	$863,661	$792,766
Masks and other	911,387	841,452	779,561
Total Sleep and Respiratory Care	$1,981,807	$1,705,113	$1,572,327
Software as a Service	400,829	373,590	354,632
Total	$2,382,636	$2,078,703	$1,926,959

Combined Europe, Asia and other markets
Devices	$796,488	$746,379	$715,056
Masks and other	399,003	371,743	314,998
Total Sleep and Respiratory Care	$1,195,491	$1,118,122	$1,030,054

Global revenue
Devices	$1,866,908	$1,610,040	$1,507,822
Masks and other	1,310,390	1,213,195	1,094,559
Total Sleep and Respiratory Care	$3,177,298	$2,823,235	$2,602,381
Software as a Service	400,829	373,590	354,632
Total	$3,578,127	$3,196,825	$2,957,013
Revenue information by geographic area for the years ended June 30, 2022, 2021 and 2020 is summarized below (in thousands):

	2022	2021	2020
United States	$2,249,381	$1,962,721	$1,828,575
Rest of the World	1,328,746	1,234,104	1,128,438
Total	$3,578,127	$3,196,825	$2,957,013
Long-lived assets of geographic areas are those assets used in our operations in each geographical area, and excludes goodwill, other intangible assets, and deferred tax assets. Long-lived assets by geographic area as of June 30, 2022 and 2021 is summarized below (in thousands):

	2022	2021
Australia	$192,833	$186,289
United States	169,090	159,815
Singapore	72,821	64,182
Rest of the World	63,309	53,204
Total	$498,053	$463,490
(15) Employee Retirement Plans
We contribute to a number of employee retirement plans for the benefit of our employees. Details of the main plans are as follows:
Australia We contribute to defined contribution plans for each employee resident in Australia at the rate of approximately 10.0% of salaries. Employees may contribute additional funds to the plans. All Australian employees, after serving a qualifying period, are entitled to benefits on retirement, disability or death. Our total contributions to the plans for the years ended June 30, 2022, 2021 and 2020, were $11.8 million, $10.7 million and $9.5 million, respectively.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
United States We sponsor a defined contribution plan available to substantially all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 4.0% of the employee’s salary. Our total contributions to the plan were $11.9 million, $9.6 million and $9.3 million in fiscal 2022, 2021 and 2020, respectively.
Singapore We sponsor a defined contribution plan available to substantially all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 17.0% of the employee’s salary. Our total contributions to the plan were $3.1 million, $2.5 million and $2.9 million in fiscal 2022, 2021 and 2020, respectively.
(16) Legal Actions, Contingencies and Commitments
Litigation
In the normal course of business, we are subject to routine litigation incidental to our business. While the results of this litigation cannot be predicted with certainty, we believe that their final outcome will not, individually or in aggregate, have a material adverse effect on our consolidated financial statements taken as a whole.
On June 2, 2021, New York University filed a complaint for patent infringement in the United States District Court, District of Delaware against ResMed Inc., case no. 1:21-cv-00813 (CFC). The complaint alleges that the AutoSet or AutoRamp features of ResMed’s AirSense 10 AutoSet flow generators infringe one or more claims of various NYU patents, including U.S. Patent Nos. 6,988,994; 9,108,009; 9,168,344; 9,427,539; 9,533,115; 9,867,955; and 10,384,024. According to the complaint, the NYU patents are directed to systems and methods for diagnosis and treating sleeping disorders during different sleep states. The complaint seeks monetary damages and attorneys’ fees. ResMed answered the complaint on September 30, 2021 and filed a motion to dismiss the complaint on the basis that the patents are invalid because the subject matter of the patents is not patentable under the Supreme Court and Federal Circuit precedent. The motion to dismiss was granted in part and denied in part. The matter is proceeding to discovery.
On January 27, 2021, the International Trade Commission instituted In Re Certain UMTS and LTE Cellular Communications Modules and Products Containing the Same, Investigation No. 337-TA-1240, by complainants Philips RS North America, LLC and Koninklijke Philips N.V. (collectively “Philips”) against Quectel Wireless Solutions Co., Ltd; Thales DIS AIS USA, LLC, Thales DIS AIS Deutschland GmbH; Telit Wireless Solutions, Inc., Telit Communications PLC, CalAmp. Corp., Xirgo Technologies, LLC, and Laird Connectivity, Inc. (collectively “respondents”). In the ITC investigation, Philips seeks an order excluding communications modules, and products that contain them, from importation into the United States based on alleged infringement of 3G and 4G standard essential patents held by Philips. On October 6-14, 2021, the administrative law judge held a hearing on the merits. The administrative law judge issued an initial determination on April 1, 2022, finding no violation of any of the Philips patents asserted in the ITC. Philips sought review by the full International Trade Commission. On July 6, 2022, the Commission affirmed the administrative law judge’s determination that there was no violation of asserted Philips patents. The Commission terminated the ITC proceedings. Philips may appeal the ITC’s decision or return to the district court to pursue its civil case for damages and an injunction. On December 17, 2020, Philips filed companion cases for patent infringement against the same defendants in the United States District Court for the District of Delaware, case nos. 1:20-cv-01707, 01708, 01709, 01710, 01711, and 01713 (CFC) seeking damages, an injunction, and a declaration from the court on the amount of a fair reasonable and non-discriminatory license rate for the standard essential patents it is asserting against the communications module defendants. The district court cases have been stayed pending the resolution of the ITC proceedings. ResMed is not a party to the ITC investigation or the district court cases but sells products that incorporate some of the communications modules at issue in the cases.
On June 16, 2022, Cleveland Medical Devices Inc. filed suit for patent infringement against ResMed Inc. in the United States District Court for the District of Delaware, case no. 1:22-cv-00794. Cleveland Medical asserts that numerous ResMed connected devices, when combined with ResMed’s AirView and ResScan data platforms, infringe one or more of eight Cleveland Medical patents, including U.S. Patent Nos. 10,076,269; 10,426,399; 10,925,535; 11,064,937; 10,028,698; 10,478,118; 11,202,603; and 11,234,637.
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
During the year ended June 30, 2022 and 2021, receivables sold with limited recourse were $157.6 million and $153.0 million, respectively. As of June 30, 2022, the maximum exposure on outstanding receivables sold with recourse and contingent provision were $24.2 million and $2.1 million, respectively. As of June 30, 2021, the maximum exposure on outstanding receivables sold with recourse and contingent provision were $30.2 million and $8.2 million, respectively.
Commitments
In the normal course of business, we enter into agreements to purchase goods or services that are not cancelable without penalty, primarily related to supply arrangements. In addition, in June 2022 we signed a definitive agreement to acquire MEDIFOX DAN which is expected to close during our fiscal year 2023. The MEDIFOX DAN acquisition remains subject to regulatory clearances and other customary closing conditions. Upon closing, acquisition consideration will be paid, in part, with funds available for draw under our Revolving Credit Agreement.
Obligations under our purchase agreements and the MEDIFOX DAN acquisition agreement at June 30, 2022 were as follows (in thousands):

	Total	Fiscal Years Ending June 30
		2023	2024	2025	2026	2027	Thereafter
Minimum purchase obligations	$1,707,951	$1,251,476	$440,067	$13,152	$1,431	$—	$1,825
MEDIFOX DAN acquisition consideration	$994,245	$994,245	$—	$—	$—	$—	$—
Total	$2,702,196	$2,245,721	$440,067	$13,152	$1,431	$—	$1,825
(17) Restructuring Expenses
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
During the years ended June 30, 2022 and 2020 we did not incur material restructuring expenses.

PART II	Item 8
SCHEDULE II
RESMED INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
June 30, 2022, 2021 and 2020
(in thousands)

	Balance at Beginning of Period	Charged to costs and expenses	Other (deductions)	Balance at End of Period
Year ended June 30, 2022
Applied against asset account
Allowance for trade accounts receivable	$32,138	$2,620	$(11,499)	$23,259
Year ended June 30, 2021
Applied against asset account
Allowance for trade accounts receivable (1)	$30,013	$7,805	$(5,680)	$32,138
Year ended June 30, 2020
Applied against asset account
Allowance for trade accounts receivable	$25,171	$18,283	$(14,946)	$28,508
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.
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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the audit committee of our board of directors.
Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management concluded that the company’s internal control over financial reporting was effective as of June 30, 2022.
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
Opinion on Internal Control Over Financial Reporting
We have audited ResMed Inc. and subsidiaries' (the Company) internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated August 11, 2022 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
August 11, 2022

PART II	Items 9 – 9B
RESMED INC. AND SUBSIDIARIES
ITEM 9B OTHER INFORMATION
None.

PART III	Items 10 – 14
RESMED INC. AND SUBSIDIARIES
PART III
ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2022.
We have filed as exhibits to this report for the year ended June 30, 2022, the certifications of our chief executive officer and chief financial officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
Code of Conduct
We have adopted a Code of Business Conduct & Ethics that applies to our board of directors and all of our employees, including our chief executive officer and principal financial officer.
Our code of conduct is available at our website by visiting https://investor.resmed.com/ and clicking through “Investors,” “Corporate Governance,” “Corporate Governance Documents,” and “Code of Conduct -English.” When required by the rules of the NYSE, or the Securities and Exchange Commission, or SEC, we will disclose any future amendment to, or waiver of, any provision of the code of conduct for our chief executive officer and principal financial officer or any member or members of our board of directors on our website within four business days following the date of such amendment or waiver
ITEM 11 EXECUTIVE COMPENSATION
Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2022.
ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2022.
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2022.
ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2022.

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
3.2
Seventh Amended and Restated Bylaws of ResMed Inc., a Delaware Corporation (as Approved and Adopted by Board Resolution September 10, 2021) (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on September 13, 2021)

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

10.5*	ResMed Inc. Deferred Compensation Plan. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Report on Form S-8 filed on May 21, 2021)
10.6*	Form of Restricted Stock Unit Award Agreement for Directors.
10.7*	Form of Stock Option Grant for Executive Officers.
10.8*	Form of Stock Option Grant for Directors.
10.9*	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers.
10.10*	Form of Executive Restricted Stock Unit Award Agreement for Executive Officers.
10.11
Second Amended and Restated Credit Agreement dated as of June 29, 2022, by and among ResMed Inc., as borrower, MUFG Union Bank, N.A., as administrative agent, joint lead arranger, sole book runner, swing line lender and letter of credit issuer, Westpac Banking Corporation, as syndication agent and joint lead arranger, HSBC Bank Australia Limited, as syndication agent and joint lead arranger, HSBC Bank USA, National Association, as syndication agent and joint lead arranger, Wells Fargo Bank, National Association, as documentation agent, and each of the lenders identified therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on June 29, 2022)

10.12
Second Amended and Restated Unconditional Guaranty dated as of June 29, 2022, by each of the Revolving Facility Guarantors, in favor of MUFG Union Bank, N.A., in its capacity as administrative agent under the Revolving Credit Agreement. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on June 29, 2022)

PART IV	Items 15 – 16
RESMED INC. AND SUBSIDIARIES

10.13
Second Amendment to Syndicated Facility Agreement and First Amendment to Unconditional Guaranty Agreement, dated as of June 29, 2022, by and among ResMed Pty Limited, as borrower, ResMed, Inc., the other parties party thereto, and MUFG Union Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K filed on June 29, 2022)

10.14
Unconditional Guaranty dated as of April 17, 2018, by each of the guarantors identified on the Term Facility Guaranty’s signature pages as a guarantor, in favor of MUFG Union Bank, N.A., in its capacity as administrative agent under the Term Credit Agreement. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 8-K filed on April 19, 2018).

10.15	The ResMed Inc. 2018 Employee Stock Purchase Plan. (Incorporated by reference to Appendix B of ResMed Inc.’s Proxy Statement filed with the Securities and Exchange Commission on October 3, 2018.)
10.16
Note Purchase Agreement, dated July 10, 2019 by and among ResMed Inc. and the purchasers party to that agreement (including form of 3.24% Series A Senior Note due 2026, form of Series B 3.45% Senior Note due 2029, and form of Subsidiary Guaranty Agreement). (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on July 15, 2019)

10.17
Separation Agreement and General Release of Claims, dated September 29, 2021, by and between Rajwant Sodhi and ResMed Inc., including Consulting Agreement, as Exhibit A, effective as of September 2, 2021. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on January 27, 2022)

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
101
The following materials from ResMed Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Management contract or compensatory plan or arrangement
ITEM 16 FORM 10-K SUMMARY
None.

PART IV	Signatures
RESMED INC. AND SUBSIDIARIES
SIGNATURES
Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the authorized persons below.
DATED August 11, 2022
ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

PART IV	Signatures
RESMED INC. AND SUBSIDIARIES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ MICHAEL J. FARRELL	Chief executive officer and director	August 11, 2022
Michael J. Farrell	(Principal Executive Officer)

/S/ BRETT A. SANDERCOCK	Chief financial officer	August 11, 2022
Brett A. Sandercock	(Principal Financial Officer and Principal Accounting Officer)

/S/ PETER C. FARRELL	Non-executive chairman	August 11, 2022
Peter C. Farrell

/S/ CAROL J. BURT	Director	August 11, 2022
Carol J. Burt

/S/ JAN De WITTE	Director	August 11, 2022
Jan De Witte

/S/ KAREN DREXLER	Director	August 11, 2022
Karen Drexler

/S/ HARJIT GILL	Director	August 11, 2022
Harjit Gill

/S/ JOHN HERNANDEZ	Director	August 11, 2022
John Hernandez

/S/ RICHARD SULPIZIO	Director	August 11, 2022
Richard Sulpizio

/S/ DESNEY TAN	Director	August 11, 2022
Desney Tan

/S/ RON TAYLOR	Director	August 11, 2022
Ron Taylor