Form 10-Q
period 2022-09-30
RESMED INC
filed 2022-10-28
CIK 943819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At October 24, 2022 there were 146,483,650 shares of Common Stock ($0.004 par value) outstanding. This number excludes 41,836,234 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1
Item 1. Financial Statements
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In US$ and in thousands, except share and per share data)

	September 30, 2022	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$207,163	$273,710
Accounts receivable, net of allowances of $23,867 and $23,259 at September 30, 2022 and June 30, 2022, respectively	620,483	575,950
Inventories (note 3)	864,852	743,910
Prepaid expenses and other current assets (note 3)	341,199	337,908
Total current assets	2,033,697	1,931,478
Non-current assets:
Property, plant and equipment, net (note 3)	487,376	498,181
Operating lease right-of-use assets	125,319	132,314
Goodwill (note 4)	1,938,843	1,936,442
Other intangible assets, net (note 3)	338,151	345,944
Deferred income taxes	80,745	79,746
Prepaid taxes and other non-current assets	173,429	171,748
Total non-current assets	3,143,863	3,164,375
Total assets	$5,177,560	$5,095,853
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$181,485	$159,245
Accrued expenses	324,055	344,722
Operating lease liabilities, current	21,076	21,856
Deferred revenue	108,195	108,667
Income taxes payable (note 6)	47,942	44,893
Short-term debt, net (note 8)	9,906	9,916
Total current liabilities	692,659	689,299
Non-current liabilities:
Deferred revenue	97,620	95,455
Deferred income taxes	11,830	9,714
Operating lease liabilities, non-current	114,214	120,453
Other long-term liabilities	5,838	5,974
Long-term debt, net (note 8)	785,436	765,325
Long-term income taxes payable (note 6)	37,076	48,882
Total non-current liabilities	1,052,014	1,045,803
Total liabilities	1,744,673	1,735,102
Commitments and contingencies (note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $0.004 par value, 350,000,000 shares authorized; 188,295,266 issued and 146,459,032 outstanding at September 30, 2022 and 188,246,955 issued and 146,410,721 outstanding at June 30, 2022	586	586
Additional paid-in capital	1,701,902	1,682,432
Retained earnings	3,759,783	3,613,736
Treasury stock, at cost, 41,836,234 shares at September 30, 2022 and June 30, 2022	(1,623,256)	(1,623,256)
Accumulated other comprehensive loss	(406,128)	(312,747)
Total stockholders’ equity	3,432,887	3,360,751
Total liabilities and stockholders’ equity	$5,177,560	$5,095,853
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In US$ and in thousands, except per share data)

	Three Months Ended September 30,
	2022	2021
Net revenue - Sleep and Respiratory Care products	$844,443	$806,499
Net revenue - Software as a Service	105,851	97,516
Net revenue	950,294	904,015

Cost of sales - Sleep and Respiratory Care products	363,844	349,681
Cost of sales - Software as a Service	39,266	36,986
Cost of sales (exclusive of amortization shown separately below)	403,110	386,667

Amortization of acquired intangible assets - Sleep and Respiratory Care products	1,228	900
Amortization of acquired intangible assets - Software as a Service	5,146	10,159
Amortization of acquired intangible assets	6,374	11,059
Total cost of sales	409,484	397,726
Gross profit	540,810	506,289

Selling, general, and administrative	193,933	176,719
Research and development	63,188	59,950
Amortization of acquired intangible assets	7,950	7,707
Total operating expenses	265,071	244,376
Income from operations	275,739	261,913
Other income (loss), net:
Interest (expense) income, net	(7,134)	(5,360)
Loss attributable to equity method investments (note 5)	(2,028)	(1,386)
Gain (loss) on equity investments (note 5)	(3,280)	5,612
Other, net	(1,504)	(1,991)
Total other income (loss), net	(13,946)	(3,125)
Income before income taxes	261,793	258,788
Income taxes	51,315	55,175
Net income	$210,478	$203,613
Basic earnings per share (note 9)	$1.44	$1.40
Diluted earnings per share (note 9)	$1.43	$1.39
Dividend declared per share	$0.44	$0.42
Basic shares outstanding (000's)	146,431	145,680
Diluted shares outstanding (000's)	147,134	146,860
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In US$ and in thousands)

	Three Months Ended September 30,
	2022	2021
Net income	$210,478	$203,613
Other comprehensive income (loss):
Foreign currency translation (loss) gain adjustments	(93,381)	(23,516)
Comprehensive income	$117,097	$180,097
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In US$ and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2022	188,247	$586	$1,682,432	(41,836)	$(1,623,256)	$3,613,736	$(312,747)	$3,360,751
Common stock issued on exercise of options	45	—	2,610	—	—	—	—	2,610
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	3	—	(59)	—	—	—	—	(59)
Stock-based compensation costs		—	16,919	—	—	—	—	16,919
Other comprehensive income (loss)	—	—	—	—	—	—	(93,381)	(93,381)
Net income	—	—	—	—	—	210,478	—	210,478
Dividends declared ($0.44 per common share)	—	—	—	—	—	(64,431)	—	(64,431)
Balance, September 30, 2022	188,295	$586	$1,701,902	(41,836)	$(1,623,256)	$3,759,783	$(406,128)	$3,432,887
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In US$ and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2021	187,485	$583	$1,622,199	(41,836)	$(1,623,256)	$3,079,640	$(193,487)	$2,885,679
Common stock issued on exercise of options	61	—	4,354	—	—	—	—	4,354
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	1	—	(195)	—	—	—	—	(195)
Stock-based compensation costs	—	—	17,303	—	—	—	—	17,303
Other comprehensive income (loss)	—	—	—	—	—	—	(23,516)	(23,516)
Net income	—	—	—	—	—	203,613	—	203,613
Dividends declared ($0.42 per common share)	—	—	—	—	—	(61,189)	—	(61,189)
Balance, September 30, 2021	187,547	$583	$1,643,661	(41,836)	$(1,623,256)	$3,222,064	$(217,003)	$3,026,049
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In US$ and in thousands)

	Three Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$210,478	$203,613
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,273	39,102
Amortization of right-of-use assets	7,761	8,517
Stock-based compensation costs	16,919	17,303
Loss attributable to equity method investments (note 5)	2,028	1,386
(Gain) loss on equity investments (note 5)	3,280	(5,612)
Changes in operating assets and liabilities:
Accounts receivable	(56,238)	33,704
Inventories	(147,096)	(55,976)
Prepaid expenses, net deferred income taxes and other current assets	(36,784)	(14,391)
Accounts payable, accrued expenses, income taxes payable and other	8,041	(293,303)
Net cash (used in) / provided by operating activities	44,662	(65,657)
Cash flows from investing activities:
Purchases of property, plant and equipment	(29,056)	(27,340)
Patent registration and acquisition costs	(3,317)	(4,453)
Business acquisitions, net of cash acquired	(19,100)	—
Purchases of investments (note 5)	(4,291)	(6,600)
(Payments) / proceeds on maturity of foreign currency contracts	(3,042)	(3,481)
Net cash used in investing activities	(58,806)	(41,874)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,610	4,354
Taxes paid related to net share settlement of equity awards	(59)	(195)
Proceeds from borrowings, net of borrowing costs	50,000	150,000
Repayment of borrowings	(30,000)	—
Dividends paid	(64,431)	(61,189)
Net cash (used in) / provided by financing activities	(41,880)	92,970
Effect of exchange rate changes on cash	(10,523)	(4,568)
Net decrease in cash and cash equivalents	(66,547)	(19,129)
Cash and cash equivalents at beginning of period	273,710	295,278
Cash and cash equivalents at end of period	$207,163	$276,149
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$53,437	$345,909
Interest paid	$7,134	$5,360
Fair value of assets acquired, excluding cash	$9,506	$—
Liabilities assumed	(3,975)	—
Goodwill on acquisition	19,281	—
Deferred payments	(2,856)	—
Fair value of contingent consideration	(2,856)	$—
Cash paid for acquisitions	$19,100	$—
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and the rules of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2023.
The condensed consolidated financial statements for the three months ended September 30, 2022 and September 30, 2021 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K (our “Form 10-K”) for the year ended June 30, 2022.
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
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Disaggregation of revenue
The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Three Months Ended September 30,
	2022	2021
U.S., Canada and Latin America
Devices	$339,545	$275,932
Masks and other	238,560	215,106
Total Sleep and Respiratory Care	$578,105	$491,038
Software as a Service	105,851	97,516
Total	$683,956	$588,554
Combined Europe, Asia and other markets
Devices	$178,032	$218,226
Masks and other	88,306	97,235
Total Sleep and Respiratory Care	$266,338	$315,461
Global revenue
Devices	$517,577	$494,158
Masks and other	326,866	312,341
Total Sleep and Respiratory Care	$844,443	$806,499
Software as a Service	105,851	97,516
Total	$950,294	$904,015
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
The following table summarizes our contract balances (in thousands):

	September 30, 2022	June 30, 2022	Balance sheet caption
Contract assets
Accounts receivable, net	$620,483	$575,950	Accounts receivable, net
Unbilled revenue, current	23,615	25,692	Prepaid expenses and other current assets
Unbilled revenue, non-current	8,106	8,840	Prepaid taxes and other non-current assets

Contract liabilities
Deferred revenue, current	(108,195)	(108,667)	Deferred revenue (current liabilities)
Deferred revenue, non-current	(97,620)	(95,455)	Deferred revenue (non-current liabilities)
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
Lease Revenue
We lease Sleep and Respiratory Care medical devices to customers primarily as a means to comply with local health insurer requirements in certain foreign geographies. Device rental contracts include operating leases, and contract terms vary by customer and include options to terminate or extend the contract. When lease contracts also include the sale of masks and accessories, we allocate contract consideration to those items on a relative standalone price basis and recognize revenue when control transfers to the customer. Operating lease revenue was $23.7 million for the three months ended September 30, 2022 and $25.2 million for the three months ended September 30, 2021.
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
We evaluate the performance of our segments based on net revenues and income from operations. The accounting policies of the segments are the same as those described in note 2 of our consolidated financial statements included in our Form 10-K for the year ended June 30, 2022. Segment net revenues and segment income from operations do not include inter-segment profits and revenue is allocated to a geographic area based on where the products are shipped to or where the services are performed.
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
Additionally, effective in the first quarter of fiscal year 2023, we updated the extent of allocation and method of attribution of certain shared costs that are principally managed at the corporate level as part of our evaluation of segment operating performance. As a result, certain shared administrative costs, including shared IT, legal and other administrative functions, which were previously included in segment operating results, are now reported in Corporate costs within our reconciliation of segment operating profit to income before income taxes. The financial information presented herein reflects the impact of the preceding reporting change for all periods presented.
The table below presents a reconciliation of net revenues and net operating profit by reportable segments (in thousands):

	Three Months Ended September 30,
	2022	2021
Net revenue by segment
Total Sleep and Respiratory Care	$844,443	$806,499
Software as a Service	105,851	97,516
Total	$950,294	$904,015

Depreciation and amortization by segment
Sleep and Respiratory Care	$19,767	$18,017
Software as a Service	1,913	1,701
Amortization of acquired intangible assets and corporate assets	14,593	19,384
Total	$36,273	$39,102

Net operating profit by segment
Sleep and Respiratory Care	$352,560	$336,996
Software as a Service	24,441	21,907
Total	$377,001	$358,903

Reconciling items
Corporate costs	$86,938	$78,224
Amortization of acquired intangible assets	14,324	18,766
Interest expense (income), net	7,134	5,360
Loss attributable to equity method investments	2,028	1,386
(Gain) loss on equity investments	3,280	(5,612)
Other, net	1,504	1,991
Income before income taxes	$261,793	$258,788

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(3)    Supplemental Balance Sheet Information
Components of selected captions in the condensed consolidated balance sheets consisted of the following (in thousands):

Inventories	September 30, 2022	June 30, 2022
Raw materials	$398,520	$355,225
Work in progress	4,491	3,077
Finished goods	461,841	385,608
Total inventories	$864,852	$743,910

Prepaid expenses and other current assets	September 30, 2022	June 30, 2022
Prepaid taxes	$92,226	$99,352
Prepaid inventories	122,839	107,291
Other prepaid expenses and current assets	126,134	131,265
Total prepaid expenses and other current assets	$341,199	$337,908

Property, Plant and Equipment	September 30, 2022	June 30, 2022
Property, plant and equipment, at cost	$1,107,564	$1,131,295
Accumulated depreciation and amortization	(620,188)	(633,114)
Property, plant and equipment, net	$487,376	$498,181

Other Intangible Assets	September 30, 2022	June 30, 2022
Developed/core product technology	$354,770	$350,671
Accumulated amortization	(244,255)	(239,647)
Developed/core product technology, net	110,515	111,024
Customer relationships	258,312	257,034
Accumulated amortization	(97,143)	(91,731)
Customer relationships, net	161,169	165,303
Other intangibles	194,970	204,580
Accumulated amortization	(128,503)	(134,963)
Other intangibles, net	66,467	69,617
Total other intangibles, net	$338,151	$345,944
Intangible assets consist of developed/core product technology, trade names, non-compete agreements, customer relationships, and patents, which we amortize over the estimated useful life of the assets, generally between two years to fifteen years. There are no expected residual values related to these intangible assets.
(4)    Goodwill
A reconciliation of changes in our goodwill by reportable segment is as follows (in thousands):

	Three Months Ended September 30, 2022
	Sleep and Respiratory Care	SaaS	Total
Balance at the beginning of the period	$641,724	$1,294,718	$1,936,442
Business acquisitions	19,281	—	19,281
Foreign currency translation adjustments	(16,880)	—	(16,880)
Balance at the end of the period	$644,125	$1,294,718	$1,938,843

PART I – FINANCIAL INFORMATION	Item 1
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
Equity investments by measurement category were as follows (in thousands):

Measurement category	September 30, 2022	June 30, 2022
Fair value	$5,887	$9,167
Measurement alternative	43,581	39,290
Equity method	7,890	9,918
Total	$57,358	$58,375

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following tables show a reconciliation of the changes in our equity investments (in thousands):

	Three Months Ended September 30, 2022
	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$39,290	$9,167	$9,918	$58,375
Additions to investments	4,291	—	—	4,291
Unrealized losses on marketable equity securities	—	(3,280)	—	(3,280)
Loss attributable to equity method investments	—	—	(2,028)	(2,028)
Carrying value at the end of the period	$43,581	$5,887	$7,890	$57,358

	Three Months Ended September 30, 2021
	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$23,002	$29,084	$17,154	$69,240
Additions to investments	3,000	3,600	—	6,600
Observable price adjustments on non-marketable equity securities	5,367	—	—	5,367
Unrealized gains on marketable equity securities	—	454	—	454
Impairment of investments	(209)	—	—	(209)
Loss attributable to equity method investments	—	—	(1,386)	(1,386)
Carrying value at the end of the period	$31,160	$33,138	$15,768	$80,066
Net unrealized losses recognized for equity investments in non-marketable and marketable securities held as of September 30, 2022 for the three months ended September 30, 2022 were $3.3 million. Net unrealized gains recognized for equity investments in non-marketable and marketable securities held as of September 30, 2021 for the three months ended September 30, 2021 were $5.6 million.
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
(7)    Product Warranties
Changes in the liability for warranty costs, which is included in accrued expenses in our condensed consolidated balance sheets, are as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Balance at the beginning of the period	$25,889	$22,032
Warranty accruals for the period	2,088	5,413
Warranty costs incurred for the period	(2,612)	(3,972)
Foreign currency translation adjustments	(1,272)	(513)
Balance at the end of the period	$24,093	$22,960

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(8)    Debt
Debt consisted of the following (in thousands):

	September 30, 2022	June 30, 2022
Short-term debt	$10,000	$10,000
Deferred borrowing costs	$(94)	$(84)
Short-term debt, net	$9,906	$9,916

Long-term debt	$790,000	$770,000
Deferred borrowing costs	(4,564)	(4,675)
Long-term debt, net	$785,436	$765,325
Total debt	$795,342	$775,241
Credit Facility
On June 29, 2022, we entered into a second amended and restated credit agreement (the “Revolving Credit Agreement”), as borrower, with lenders MUFG Union Bank, N.A., as administrative agent, joint lead arranger, sole book runner, swing line lender and letter of credit issuer, Westpac Banking Corporation, as syndication agent and joint lead arranger, HSBC Bank USA, National Association, as syndication agent and joint lead arranger, and Wells Fargo Bank, National Association, as documentation agent. The Revolving Credit Agreement, among other things, provided a senior unsecured revolving credit facility of $1,500.0 million, with an uncommitted option to increase the revolving credit facility by an additional amount equal to the greater of $1,000.0 million and 1.00 times the EBITDA (as defined in the Revolving Credit Agreement) for the trailing twelve-month measurement period. The Revolving Credit Agreement amends and restates that certain Amended and Restated Credit Agreement, dated as of April 17, 2018, among ResMed, MUFG Union Bank, N.A., Westpac Banking Corporation and the lenders party thereto.
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
The Revolving Credit Agreement and Term Credit Agreement each terminate on June 29, 2027, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $5.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to the Adjusted Term SOFR (as defined in the Revolving Credit Facility) plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). At September 30, 2022, the interest rate that was being charged on the outstanding principal amounts was 3.5%. An applicable commitment fee of 0.075% to 0.150% (depending on the then-applicable leverage ratio) applies on the unused portion of the revolving credit facility. As of September 30, 2022, we had $1.4 billion available for draw down under the revolving credit facility.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As the Revolving Credit and Term Credit Agreements’ interest rate is calculated as Adjusted Term SOFR plus the spreads described above, its carrying amount is equivalent to its fair value as at September 30, 2022 and June 30, 2022, which was $300.0 million and $280.0 million, respectively. Quoted market prices in active markets for similar liabilities based inputs (Level 2) were used to estimate fair value.
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
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As of September 30, 2022 and June 30, 2022, the Senior Notes had a carrying amount of $500.0 million, excluding deferred borrowing costs, and an estimated fair value of $455.7 million and $477.7 million, respectively. Quoted market prices in active markets for similar liabilities based inputs (Level 2) were used to estimate fair value.
At September 30, 2022, we were in compliance with our debt covenants and there was $800.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes.
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
The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 113,167 and 1,322 for the three months ended September 30, 2022 and 2021, respectively, as the effect would have been anti-dilutive.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Basic and diluted earnings per share are calculated as follows (in thousands except per share data):

	Three Months Ended September 30,
	2022	2021
Numerator:
Net income	$210,478	$203,613
Denominator:
Basic weighted-average common shares outstanding	146,431	145,680
Effect of dilutive securities:
Stock options and restricted stock units	703	1,180
Diluted weighted average shares	147,134	146,860
Basic earnings per share	$1.44	$1.40
Diluted earnings per share	$1.43	$1.39
(10)    Legal Actions, Contingencies and Commitments
Litigation
In the normal course of business, we are subject to routine litigation incidental to our business. While the results of this litigation cannot be predicted with certainty, we believe that their final outcome will not, individually or in aggregate, have a material adverse effect on our consolidated financial statements taken as a whole.
On June 2, 2021, New York University ("NYU") filed a complaint for patent infringement in the United States District Court, District of Delaware against ResMed Inc., case no. 1:21-cv-00813 (JPM). The complaint alleges that the AutoSet or AutoRamp features of ResMed’s AirSense 10 AutoSet flow generators infringe one or more claims of various NYU patents, including U.S. Patent Nos. 6,988,994; 9,108,009; 9,168,344; 9,427,539; 9,533,115; 9,867,955; and 10,384,024. According to the complaint, the NYU patents are directed to systems and methods for diagnosis and treating sleeping disorders during different sleep states. The complaint seeks monetary damages and attorneys’ fees. We answered the complaint on September 30, 2021 and filed a motion to dismiss the complaint on the basis that the patents are invalid because the subject matter of the patents is not patentable under the Supreme Court and Federal Circuit precedent. The motion to dismiss was granted in part and denied in part. We have also requested that the court dismiss the case based on NYU’s license of the patents to Fisher & Paykel and Fisher & Paykel’s prior settlement with us. The matter is proceeding to discovery while the court considers our request. We have also filed petitions for inter partes review with the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office seeking to invalidate the asserted claims of the patents-in-suit. A determination by the PTAB whether to institute the petitions is expected by early December 2022. If the petitions are instituted by the PTAB, a final written decision determining the invalidity of the challenged claims is expected by December 2023.
On January 27, 2021, the International Trade Commission ("ITC") instituted In Re Certain UMTS and LTE Cellular Communications Modules and Products Containing the Same, Investigation No. 337-TA-1240, by complainants Philips RS North America, LLC and Koninklijke Philips N.V. (collectively “Philips”) against Quectel Wireless Solutions Co., Ltd; Thales DIS AIS USA, LLC, Thales DIS AIS Deutschland GmbH; Telit Wireless Solutions, Inc., Telit Communications PLC, CalAmp. Corp., Xirgo Technologies, LLC, and Laird Connectivity, Inc. (collectively “respondents”). In the ITC investigation, Philips seeks an order excluding communications modules, and products that contain them, from importation into the United States based on alleged infringement of 3G and 4G standard essential patents held by Philips. On October 6-14, 2021, the administrative law judge held a hearing on the merits. The administrative law judge issued an initial determination on April 1, 2022, finding no violation of any of the Philips' patents asserted in the ITC. Philips sought review by the full ITC. On July 6, 2022, the Commission affirmed the administrative law judge’s determination that there was no violation of asserted Philips' patents. The Commission terminated the ITC proceedings. Philips did not appeal the ITC’s decision. On December 17, 2020, Philips filed companion cases for patent infringement against the same defendants in the United States District Court for the District of Delaware, case nos. 1:20-cv-01707, 01708, 01709, 01710, 01711, and 01713 (CFC) seeking damages, an injunction, and a declaration from the court on the amount of a fair reasonable and non-discriminatory license rate for the standard essential patents it is asserting against the communications module defendants. The district court cases have been stayed pending the resolution of the ITC proceedings. Philips has not yet moved to lift

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
the stay following the termination of the ITC Investigation. We are not a party to the ITC investigation or the district court cases, but we sell products that incorporate some of the communications modules at issue in the cases.
On June 16, 2022, Cleveland Medical Devices Inc. ("Cleveland Medical") filed suit for patent infringement against ResMed Inc. in the United States District Court for the District of Delaware, case no. 1:22-cv-00794. Cleveland Medical asserts that numerous ResMed connected devices, when combined with certain ResMed data platforms and/or software, including AirView and ResScan, infringe one or more of eight Cleveland Medical patents, including U.S. Patent Nos. 10,076,269; 10,426,399; 10,925,535; 11,064,937; 10,028,698; 10,478,118; 11,202,603; and 11,234,637. We have moved to dismiss the action because Cleveland Medical sued the wrong ResMed entity. We have also moved to dismiss all claims based on U.S. Patent No. 10,076,269, as well as indirect and willful infringement allegations as to the remaining patents asserted against ResMed.
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
During the three months ended September 30, 2022 and September 30, 2021, receivables sold with limited recourse were $39.9 million and $49.5 million, respectively. As of September 30, 2022, the maximum exposure on outstanding receivables sold with recourse and contingent provision were $22.4 million and $1.2 million, respectively. As of June 30, 2022, the maximum exposure on outstanding receivables sold with recourse and contingent provision were $24.2 million and $2.1 million, respectively.
Commitments
In June 2022 we signed a definitive agreement to acquire MEDIFOX DAN which is expected to close during our fiscal year 2023. The MEDIFOX DAN acquisition remains subject to regulatory clearances and other customary closing conditions. Upon closing, acquisition consideration of EUR 950 million will be paid, in part, with funds available for draw under our Revolving Credit Agreement.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
.
Special Note Regarding Forward-Looking Statements
This report contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to, our management. All statements other than statements regarding historical facts are forward-looking statements. The words “believe,” “expect,” “intend,” “anticipate,” “will continue,” “will,” “estimate,” “plan,” “future” and other similar expressions, and negative statements of such expressions, generally identify forward-looking statements, including, in particular, statements regarding expectations of future revenue or earnings, expenses, new product development, new product launches, new markets for our products, litigation, tax outlook and the effects of competition and public health crises (including the COVID-19 pandemic) on our business. These forward-looking statements are made in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements reflect the views of our management at the time the statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified in our annual report on Form 10-K for the fiscal year ended June 30, 2022 and elsewhere in this report. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources.
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
Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described in our annual report on Form 10-K for the fiscal year ended June 30, 2022, in addition to the other cautionary statements and risks described elsewhere in this report and in our other filings with the Securities and Exchange Commission (“SEC”), including our subsequent reports on Forms 10-Q and 8-K. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following is an overview of our results of operations for the three months ended September 30, 2022. Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes included in this report.
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
We are committed to ongoing investment in research and development and product enhancements. During the three months ended September 30, 2022, we invested $63.2 million on research and development activities, which represents 6.6% of net revenues, with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs. During the three months ended September 30, 2022 we continued the launch of AirSense 11, which introduces new features such as a touch screen, algorithms for patients new to therapy and digital enhancements and over-the-air update capabilities as well as continued to expand our global offering of devices to include Card-to-Cloud ("C2C") versions of our prior model AirSense 10 and AirCurve 10 products that do not incorporate a communications module. We introduced these C2C models to address the growing backlog of patients waiting for therapy with our devices due to the global semiconductor supply shortage. Due to multiple acquisitions, including Brightree in April 2016, HEALTHCAREfirst in July 2018 and MatrixCare in November 2018, and our pending acquisition of MEDIFOX DAN which is expected to close during fiscal year 2023 subject to regulatory clearances, our operations now include out-of-hospital software platforms designed to support the professionals and caregivers who help people stay healthy in the home or care setting of their choice. These platforms comprise our SaaS business. These products, our cloud-based remote monitoring and therapy management system, and a robust product pipeline, should continue to provide us with a strong platform for future growth.
We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry (“Sleep and Respiratory Care”) and the supply of business management software as a service to out-of-hospital health providers (“SaaS”).
Net revenue for the three months ended September 30, 2022 was $950.3 million, an increase of 5% compared to the three months ended September 30, 2021. Gross margin was 56.9% for the three months ended September 30, 2022 compared to 56.0% for the three months ended September 30, 2021. Diluted earnings per share was $1.43 for the three months ended September 30, 2022, compared to diluted loss per share of $1.39 for the three months ended September 30, 2021.
At September 30, 2022, our cash and cash equivalents totaled $207.2 million, our total assets were $5.2 billion and our stockholders’ equity was $3.4 billion.
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
Results of Operations
Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Net Revenue
Net revenue for the three months ended September 30, 2022 increased to $950.3 million from $904.0 million for the three months ended September 30, 2021, an increase of $46.3 million or 5% (a 9% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Three Months Ended September 30,		% Change	Constant Currency*
	2022	2021
U.S., Canada and Latin America
Devices	$339,545	$275,932	23%
Masks and other	238,560	215,106	11
Total Sleep and Respiratory Care	$578,105	$491,038	18
Software as a Service	105,851	97,516	9
Total	$683,956	$588,554	16
Combined Europe, Asia and other markets
Devices	$178,032	$218,226	(18)%	(10)%
Masks and other	88,306	97,235	(9)	3
Total Sleep and Respiratory Care	$266,338	$315,461	(16)	(6)
Global revenue
Devices	$517,577	$494,158	5%	9%
Masks and other	326,866	312,341	5	8
Total Sleep and Respiratory Care	$844,443	$806,499	5	9
Software as a Service	105,851	97,516	9	9
Total	$950,294	$904,015	5	9
*Constant currency numbers exclude the impact of movements in international currencies.
Sleep and Respiratory Care
Net revenue from our Sleep and Respiratory Care business for the three months ended September 30, 2022 was $844.4 million, an increase of 5% compared to net revenue for the three months ended September 30, 2021. Movements in international currencies against the U.S. dollar negatively impacted net revenue by approximately $36.2 million for the three months ended September 30, 2022. Excluding the impact of currency movements, total Sleep and Respiratory Care net revenue for the three months ended September 30, 2022 increased by 9% compared to the three months ended September 30, 2021. The increase in net revenue was primarily attributable to an increase in unit sales of our devices and masks.
Net revenue from our Sleep and Respiratory Care business in the U.S., Canada and Latin America for the three months ended September 30, 2022 increased to $578.1 million from $491.0 million for the three months ended September 30, 2021, an increase of $87.1 million or 18%. The increase was primarily due to an increase in unit sales of our devices, including incremental sales of the C2C devices, and masks.
Net revenue in combined Europe, Asia and other markets decreased for the three months ended September 30, 2022 to $266.3 million from $315.5 million for the three months ended September 30, 2021, a decrease of $49.1 million or 16% (a 6% decrease on a constant currency basis). The constant currency decrease in sales in combined Europe, Asia and other

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
markets predominantly reflects a decrease in unit sales of our devices, which have been negatively impacted by the continued shortages in electronic components.
Net revenue from devices for the three months ended September 30, 2022 increased to $517.6 million from $494.2 million for the three months ended September 30, 2021, an increase of $23.4 million or 5%, including an increase of 23% in the U.S., Canada and Latin America and a decrease of 18% in combined Europe, Asia and other markets (a 10% decrease on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the three months ended September 30, 2022 increased by 9%.
Net revenue from masks and other for the three months ended September 30, 2022 increased to $326.9 million from $312.3 million for the three months ended September 30, 2021, an increase of $14.5 million or 5%, including an increase of 11% in the U.S., Canada and Latin America and a decrease of 9% in combined Europe, Asia and other markets (a 3% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales increased by 8%, compared to the three months ended September 30, 2021.
Software as a Service
Net revenue from our SaaS business for the three months ended September 30, 2022 was $105.9 million, an increase of 9% compared to the three months ended September 30, 2021. The increase was predominantly due to continued growth in the HME vertical within our SaaS business.
Gross Profit and Gross Margin
Gross profit increased for the three months ended September 30, 2022 to $540.8 million from $506.3 million for the three months ended September 30, 2021, an increase of $34.5 million or 7%. Gross margin, which is gross profit as a percentage of net revenue, for the three months ended September 30, 2022 was 56.9% compared to 56.0% for the three months ended September 30, 2021.
The increase in gross margin for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was due primarily to increases in average selling prices and a decrease in the amortization of acquired intangible assets, partially offset by unfavorable product mix and foreign currency movements.
Operating Expenses
The following table summarizes our operating expenses (in thousands):

	Three Months Ended September 30,		Change	% Change	Constant Currency
	2022	2021
Selling, general, and administrative	$193,933	$176,719	$17,214	10%	16%
as a % of net revenue	20.4%	19.5%
Research and development	63,188	59,950	3,238	5%	9%
as a % of net revenue	6.6%	6.6%
Amortization of acquired intangible assets	7,950	7,707	243	3%	4%
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased for the three months ended September 30, 2022 to $193.9 million from $176.7 million for the three months ended September 30, 2021, an increase of $17.2 million or 10%. Selling, general, and administrative expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $10.2 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general, and administrative expenses for the three months ended September 30, 2022 increased by 16% compared to the three months ended September 30, 2021. As a percentage of net revenue, selling, general, and administrative expenses were 20.4% for the three months ended September 30, 2022, compared to 19.5% for the three months ended September 30, 2021.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The constant currency increase in selling, general, and administrative expenses was primarily due to increases in employee-related costs and travel and entertainment expenses during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Research and Development Expenses
Research and development expenses increased for the three months ended September 30, 2022 to $63.2 million from $60.0 million for the three months ended September 30, 2021, an increase of $3.2 million, or 5%. Research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $2.0 million for the three months ended September 30, 2022, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses increased by 9% compared to the three months ended September 30, 2021. As a percentage of net revenue, research and development expenses were consistent at 6.6% for the three months ended September 30, 2022 and September 30, 2021.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets for the three months ended September 30, 2022 totaled $8.0 million compared to $7.7 million for the three months ended September 30, 2021.
Total Other Income (Loss), Net
The following table summarizes our other income (loss) (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Interest (expense) income, net	$(7,134)	$(5,360)	$(1,774)
Loss attributable to equity method investments	(2,028)	(1,386)	(642)
Gain (loss) on equity investments	(3,280)	5,612	(8,892)
Other, net	(1,504)	(1,991)	487
Total other income (loss), net	$(13,946)	$(3,125)	$(10,821)
Total other income (loss), net for the three months ended September 30, 2022 was a loss of $13.9 million compared to a loss of $3.1 million for the three months ended September 30, 2021. The increase in loss was primarily due to losses associated with our investments in marketable and non-marketable equity securities, which were a loss of $3.3 million for the three months ended September 30, 2022 compared to a gain of $5.6 million for the three months ended September 30, 2021. We recorded higher losses attributable to equity method investments for the three months ended September 30, 2022 of $2.0 million compared to $1.4 million for the three months ended September 30, 2021. Additionally, interest expense, net, increased to $7.1 million for the three months ended September 30, 2022 compared to $5.4 million for the three months ended September 30, 2021.
Income Taxes
Our effective income tax rate for the three months ended September 30, 2022 was 19.6% as compared to 21.3% for the three months ended September 30, 2021. Our effective rate of 19.6% for three months ended September 30, 2022 differs from the statutory rate of 21.0% primarily due to research credits, foreign operations and windfall tax benefits related to the vesting or settlement of employee share-based awards. The decrease in our effective tax rate for the three months ended September 30, 2022 was primarily related to a change in the Company’s global mix of earnings.
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
On September 19, 2021, we concluded the settlement agreement with the Australian Taxation Office (“ATO") in relation to the previously disclosed transfer pricing dispute for the tax years 2009 through 2018 (“ATO settlement”). The ATO settlement fully resolved the dispute for all prior years, with no admission of liability and provides clarity in relation to certain future taxation principles.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
On September 28, 2021, we remitted final payment to the ATO of $284.8 million, consisting of the agreed settlement amount of $381.7 million less prior remittances made to the ATO of $96.9 million.
Net Income and Earnings per Share
As a result of the factors above, our net income for the three months ended September 30, 2022 was $210.5 million compared to a net income of $203.6 million for the three months ended September 30, 2021, an increase of $6.9 million, or 3%.
Our diluted earnings per share for the three months ended September 30, 2022 was $1.43 per diluted share compared to diluted earnings per share of $1.39 for the three months ended September 30, 2021, an increase of 3%.
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
These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except percentages):

	Three Months Ended September 30,
	2022	2021
GAAP Net revenue	$950,294	$904,015

GAAP Cost of sales	$409,484	$397,726
Less: Amortization of acquired intangibles	(6,374)	(11,059)
Non-GAAP cost of sales	$403,110	$386,667

GAAP gross profit	$540,810	$506,289
GAAP gross margin	56.9%	56.0%
Non-GAAP gross profit	$547,184	$517,348
Non-GAAP gross margin	57.6%	57.2%

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The measure “non-GAAP income from operations” is equal to GAAP income from operations once adjusted for amortization of acquired intangibles and acquisition-related expenses. Non-GAAP income from operations is reconciled with GAAP income from operations below (in thousands):

	Three Months Ended September 30,
	2022	2021
GAAP income from operations	$275,739	$261,913
Amortization of acquired intangibles - cost of sales	6,374	11,059
Amortization of acquired intangibles - operating expenses	7,950	7,707
Acquisition-related expenses	745	—
Non-GAAP income from operations	$290,808	$280,679
The measure “non-GAAP net income” is equal to GAAP net income once adjusted for amortization of acquired intangibles (net of tax), acquisition-related expenses and reserve for disputed tax positions. The measure “non-GAAP diluted earnings per share” is the ratio of non-GAAP net income to diluted shares outstanding. These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except for per share amounts):

	Three Months Ended September 30,
	2022	2021
GAAP net income	$210,478	$203,613
Amortization of acquired intangibles - cost of sales, net of tax	4,835	8,435
Amortization of acquired intangibles - operating expenses, net of tax	6,031	5,878
Acquisition-related expenses	745	—
Reserve for disputed tax positions	—	4,111
Non-GAAP net income	$222,089	$222,037
Diluted shares outstanding	147,134	146,860
GAAP diluted earnings per share	$1.43	$1.39
Non-GAAP diluted earnings per share	$1.51	$1.51
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations and access to our revolving credit facility. Our primary uses of cash have been for research and development activities, selling and marketing activities, capital expenditures, strategic acquisitions and investments, dividend payments and repayment of debt obligations. We expect that cash provided by operating activities may fluctuate in future periods as a result of several factors, including fluctuations in our operating results, which include impacts from supply chain disruptions, working capital requirements and capital deployment decisions.
Our future capital requirements will depend on many factors including our growth rate in net revenue, third-party reimbursement of our products for our customers, the timing and extent of spending to support research development efforts, the expansion of selling, general and administrative activities, the timing of introductions of new products, and the expenditures associated with possible future acquisitions, investments or other business combination transactions, including our pending acquisition of MEDIFOX DAN. As we assess inorganic growth strategies, we may need to supplement our internally generated cash flow with outside sources. If we are required to access the debt market, we believe that we will be able to secure reasonable borrowing rates. As part of our liquidity strategy, we will continue to monitor our current level of earnings and cash flow generation as well as our ability to access the market considering those earning levels.
As of September 30, 2022 and June 30, 2022, we had cash and cash equivalents of $207.2 million and $273.7 million, respectively. Our cash and cash equivalents held within the United States at September 30, 2022 and June 30, 2022 were $60.6 million and $70.0 million, respectively. Our remaining cash and cash equivalent balances at September 30, 2022 and June 30, 2022, were $146.6 million and $203.7 million, respectively. Our cash and cash equivalent balances are held at highly rated financial institutions.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
As of September 30, 2022, we had $1.4 billion available for draw down under the revolver credit facility and a combined total of $1.6 billion in cash and available liquidity under the revolving credit facility.
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
Revolving Credit Agreement, Term Credit Agreement and Senior Notes
On June 29, 2022, we entered into a second amended and restated credit agreement (as amended from time to time, the “Revolving Credit Agreement”). The Revolving Credit Agreement, among other things, provided a senior unsecured revolving credit facility of $1,500.0 million, with an uncommitted option to increase the revolving credit facility by an additional amount equal to the greater of $1,000.0 million and 1.00 times the EBITDA for the trailing twelve-month measurement period. Additionally, on June 29, 2022, ResMed Pty Limited entered into a Second Amendment to the Syndicated Facility Agreement (the “Term Credit Agreement”). The Term Credit Agreement, among other things, provides ResMed Limited a senior unsecured term credit facility of $200.0 million. The Revolving Credit Agreement and Term Credit Agreement each terminate on June 29, 2027, when all unpaid principal and interest under the loans must be repaid. As of September 30, 2022, we had $1.4 billion available for draw down under the revolving credit facility.
On July 10, 2019, we entered into a Note Purchase Agreement with the purchasers to that agreement, in connection with the issuance and sale of $250.0 million principal amount of our 3.24% senior notes due July 10, 2026, and $250.0 million principal amount of our 3.45% senior notes due July 10, 2029 (“Senior Notes”).
On September 30, 2022, there was a total of $800.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes. We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and debt facilities.
Cash Flow Summary
The following table summarizes our cash flow activity (in thousands):

	Three Months Ended September 30,
	2022	2021
Net cash (used in) / provided by operating activities	$44,662	$(65,657)
Net cash used in investing activities	(58,806)	(41,874)
Net cash (used in) / provided by financing activities	(41,880)	92,970
Effect of exchange rate changes on cash	(10,523)	(4,568)
Net decrease in cash and cash equivalents	$(66,547)	$(19,129)
Operating Activities
Cash provided by operating activities was $44.7 million for the three months ended September 30, 2022, compared to cash used of $65.7 million for the three months ended September 30, 2021. The $110.3 million increase in cash flow from operations was primarily due to the payment of our tax settlement with the ATO of $284.8 million during the three months ended September 30, 2021, partially offset by greater purchases of inventory to secure adequate components for increasing sales demand and other net changes in working capital balances during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Investing Activities
Cash used in investing activities was $58.8 million for the three months ended September 30, 2022, compared to cash used of $41.9 million for the three months ended September 30, 2021. The $16.9 million decrease in cash flow from investing activities was primarily due to cash used to acquire Germany-based digital health company mementor.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financing Activities
Cash used in financing activities was $41.9 million for the three months ended September 30, 2022, compared to cash provided of $93.0 million for the three months ended September 30, 2021. The $134.9 million decrease in cash flow from financing activities was primarily due to borrowing activity under our Revolving Credit Agreement.
Dividends
During the three months ended September 30, 2022, we paid cash dividends of $0.44 per common share totaling $64.4 million. On October 27, 2022, our board of directors declared a cash dividend of $0.44 per common share, to be paid on December 15, 2022, to shareholders of record as of the close of business on November 10, 2022. Future dividends are subject to approval by our board of directors.
Common Stock
Since the inception of our share repurchase programs and through September 30, 2022, we have repurchased a total of 41.8 million shares for an aggregate of $1.6 billion. We have temporarily suspended our share repurchase program due to recent acquisitions and as a response to the COVID-19 pandemic. Accordingly, we did not repurchase any shares during the three months ended September 30, 2022 and 2021. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares of common stock outstanding used in calculating earnings (loss) per share. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. At September 30, 2022, 12.9 million additional shares can be repurchased under the approved share repurchase program.
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
For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended June 30, 2022.
Recently Issued Accounting Pronouncements
See note 1 to the unaudited condensed consolidated financial statements for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.
Contractual Obligations and Commitments
Purchase obligations as of September 30, 2022 were as follows:

		Payments Due by September 30,
	Total	2023	2024	2025	2026	2027	Thereafter
Purchase obligations	$1,777,740	$1,422,612	$336,783	$14,122	$1,983	$415	$1,825
MEDIFOX DAN acquisition consideration	929,843	929,843	—	—	—	—	—
Total	$2,707,583	$2,352,455	$336,783	$14,122	$1,983	$415	$1,825

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Other than for purchase obligations, there have been no material changes outside the ordinary course of business in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.
Off-Balance Sheet Arrangements
As of September 30, 2022, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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
The table below provides information (in U.S. dollars) on our foreign currency denominated operating assets and liabilities and after considering our foreign currency hedging activities as of September 30, 2022 (in thousands):

	U.S. Dollar (USD)	Euro (EUR)	Canadian Dollar (CAD)	Chinese Yuan (CNY)
AUD Functional:
Net Assets/(Liabilities)	129,120	(63,466)	—	17,821
Foreign Currency Hedges	(110,000)	29,363	—	(11,242)
Net Total	19,120	(34,103)	—	6,579
USD Functional:
Net Assets/(Liabilities)	—	—	29,110	—
Foreign Currency Hedges	—	—	(18,180)	—
Net Total	—	—	10,930	—
SGD Functional:
Net Assets/(Liabilities)	443,678	32,984	—	994
Foreign Currency Hedges	(475,000)	—	—	—
Net Total	(31,322)	32,984	—	994

PART I – FINANCIAL INFORMATION	Item 3
RESMED INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk
The table below provides information about our material foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars and forward contracts held at September 30, 2022. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

				Fair Value Assets / (Liabilities)
Foreign Exchange Contracts	Year 1	Year 2	Total	September 30, 2022	June 30, 2022
USD/AUD
Contract amount	110,000	—	110,000	(7,278)	(190)
Ave. contractual exchange rate	USD 1 = AUD 0.6897		USD 1 = AUD 0.6897
AUD/Euro
Contract amount	88,090	29,363	117,453	761	(413)
Ave. contractual exchange rate	AUD 1 = EUR 0.6933		AUD 1 = EUR 0.6998
SGD/Euro
Contract amount	9,788	29,363	39,151	107	71
Ave. contractual exchange rate	SGD 1 = Euro 0.7117	SGD 1 = Euro 0.7435	SGD 1 = Euro 0.7353
SGD/USD
Contract amount	475,000	—	475,000	(13,364)	(1,172)
Ave. contractual exchange rate	SGD 1 = USD 0.7176		SGD 1 = USD 0.7176
AUD/CNY
Contract amount	11,242	—	11,242	(147)	(37)
Ave. contractual exchange rate	AUD 1 = CNY 4.6449		AUD 1 = CNY 4.6449
USD/CAD
Contract amount	18,180	—	18,180	1,196	(46)
Ave. contractual exchange rate	USD 1 = CAD 1.2902		USD 1 = CAD 1.2902
Interest Rate Risk
We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At September 30, 2022, we held cash and cash equivalents of $207.2 million, principally comprised of bank term deposits and at-call accounts, and are invested at both short-term fixed interest rates and variable interest rates. At September 30, 2022, there was $300.0 million outstanding under the Revolving Credit Agreement and Term Credit Agreement, which are subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended September 30, 2022, would not have had a material impact on pretax income. We have no interest rate hedging agreements.
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
As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.
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
Item 1A    Risk Factors
The discussion of our business and operations should be read together with the risk factors and contained in our annual report on Form 10-K for the fiscal year ended June 30, 2022, which was filed with the SEC and describe various material risks and uncertainties to which we are or may become subject. As of September 30, 2022, there have been no further material changes to such risk factors.
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
We temporarily suspended our share repurchase program due to recent acquisitions and as a response to the COVID-19 pandemic. As a result, we did not repurchase any shares during the three months ended September 30, 2022. However, there is no expiration date for this program, and we may, at any time, elect to resume the share repurchase program as the circumstances allow. Since the inception of the share buyback programs, we have repurchased 41.8 million shares at a total cost of $1.6 billion. At September 30, 2022, 12.9 million additional shares of common stock can be repurchased under the approved share repurchase program.
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
101
The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on October 27, 2022, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

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
October 27, 2022

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief financial officer
(Principal Financial Officer)