Form 10-Q
period 2022-12-31
RESMED INC
filed 2023-01-27
CIK 943819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At January 23, 2023 there were 146,909,413 shares of Common Stock ($0.004 par value) outstanding. This number excludes 41,836,234 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1
Item 1. Financial Statements
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In US$ and in thousands, except share and per share data)

	December 31, 2022	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$253,199	$273,710
Accounts receivable, net of allowances of $27,118 and $23,259 at December 31, 2022 and June 30, 2022, respectively	672,271	575,950
Inventories (note 3)	988,955	743,910
Prepaid expenses and other current assets (note 3)	410,731	337,908
Total current assets	2,325,156	1,931,478
Non-current assets:
Property, plant and equipment, net (note 3)	522,745	498,181
Operating lease right-of-use assets	128,222	132,314
Goodwill (note 4)	2,767,179	1,936,442
Other intangible assets, net (note 3)	586,857	345,944
Deferred income taxes	85,783	79,746
Prepaid taxes and other non-current assets	260,162	171,748
Total non-current assets	4,350,948	3,164,375
Total assets	$6,676,104	$5,095,853
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$196,003	$159,245
Accrued expenses	312,169	344,722
Operating lease liabilities, current	22,429	21,856
Deferred revenue	133,909	108,667
Income taxes payable (note 6)	58,304	44,893
Short-term debt, net (note 8)	9,900	9,916
Total current liabilities	732,714	689,299
Non-current liabilities:
Deferred revenue	102,803	95,455
Deferred income taxes	107,540	9,714
Operating lease liabilities, non-current	116,445	120,453
Other long-term liabilities	50,603	5,974
Long-term debt, net (note 8)	1,790,689	765,325
Long-term income taxes payable (note 6)	37,183	48,882
Total non-current liabilities	2,205,263	1,045,803
Total liabilities	2,937,977	1,735,102
Commitments and contingencies (note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $0.004 par value, 350,000,000 shares authorized; 188,737,368 issued and 146,901,134 outstanding at December 31, 2022 and 188,246,955 issued and 146,410,721 outstanding at June 30, 2022	588	586
Additional paid-in capital	1,710,766	1,682,432
Retained earnings	3,920,197	3,613,736
Treasury stock, at cost, 41,836,234 shares at December 31, 2022 and June 30, 2022	(1,623,256)	(1,623,256)
Accumulated other comprehensive loss	(270,168)	(312,747)
Total stockholders’ equity	3,738,127	3,360,751
Total liabilities and stockholders’ equity	$6,676,104	$5,095,853
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In US$ and in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net revenue - Sleep and Respiratory Care products	$916,981	$795,840	$1,761,424	$1,602,339
Net revenue - Software as a Service	116,763	99,034	222,614	196,551
Net revenue	1,033,744	894,874	1,984,038	1,798,890

Cost of sales - Sleep and Respiratory Care products	406,303	343,194	770,146	692,876
Cost of sales - Software as a Service	40,421	36,131	79,688	73,117
Cost of sales (exclusive of amortization shown separately below)	446,724	379,325	849,834	765,993

Amortization of acquired intangible assets - Sleep and Respiratory Care products	1,343	1,072	2,572	1,972
Amortization of acquired intangible assets - Software as a Service	5,962	10,159	11,108	20,317
Amortization of acquired intangible assets	7,305	11,231	13,680	22,289
Total cost of sales	454,029	390,556	863,514	788,282
Gross profit	579,715	504,318	1,120,524	1,010,608

Selling, general, and administrative	211,672	185,362	404,860	362,082
Research and development	69,874	62,507	133,062	122,457
Amortization of acquired intangible assets	9,563	7,738	17,513	15,445
Acquisition related expenses	8,412	—	9,157	—
Total operating expenses	299,521	255,607	564,592	499,984
Income from operations	280,194	248,711	555,932	510,624
Other income (loss), net:
Interest (expense) income, net	(10,338)	(5,948)	(17,472)	(11,308)
Loss attributable to equity method investments (note 5)	(2,826)	(1,914)	(4,853)	(3,300)
Gain (loss) on equity investments (note 5)	8,368	(4,404)	5,088	1,208
Other, net	(1,707)	841	(3,211)	(1,150)
Total other income (loss), net	(6,503)	(11,425)	(20,448)	(14,550)
Income before income taxes	273,691	237,286	535,484	496,074
Income taxes	48,777	35,535	100,092	90,710
Net income	$224,914	$201,751	$435,392	$405,364
Basic earnings per share (note 9)	$1.53	$1.38	$2.97	$2.78
Diluted earnings per share (note 9)	$1.53	$1.37	$2.95	$2.76
Dividend declared per share	$0.44	$0.42	$1.68	$0.84
Basic shares outstanding (000's)	146,704	145,990	146,568	145,835
Diluted shares outstanding (000's)	147,405	147,040	147,367	147,044
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In US$ and in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net income	$224,914	$201,751	$435,392	$405,364
Other comprehensive income (loss), net of taxes:
Unrealized losses on designated hedging instruments	(20,203)	—	(20,203)	—
Foreign currency translation (loss) gain adjustments	156,163	(6,092)	62,782	(29,608)
Comprehensive income	$360,874	$195,659	$477,971	$375,756
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In US$ and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2022	188,247	$586	$1,682,432	(41,836)	$(1,623,256)	$3,613,736	$(312,747)	$3,360,751
Common stock issued on exercise of options	45	—	2,610	—	—	—	—	2,610
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	3	—	(59)	—	—	—	—	(59)
Stock-based compensation costs		—	16,919	—	—	—	—	16,919
Other comprehensive income (loss)	—	—	—	—	—	—	(93,381)	(93,381)
Net income	—	—	—	—	—	210,478	—	210,478
Dividends declared ($0.44 per common share)	—	—	—	—	—	(64,431)	—	(64,431)
Balance, September 30, 2022	188,295	$586	$1,701,902	(41,836)	$(1,623,256)	$3,759,783	$(406,128)	$3,432,887
Common stock issued on exercise of options	77		5,120	—	—	—	—	5,120
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	265	1	(29,655)	—	—	—	—	(29,654)
Common stock issued on employee stock purchase plan	100	1	16,935	—	—	—	—	16,936
Stock-based compensation costs	—	—	16,464	—	—	—	—	16,464
Other comprehensive income	—	—	—	—	—	—	135,960	135,960
Net income	—	—	—	—	—	224,914	—	224,914
Dividends declared ($0.44 per common share)	—	—	—	—	—	(64,500)	—	(64,500)
Balance, December 31, 2022	188,737	$588	$1,710,766	(41,836)	$(1,623,256)	$3,920,197	$(270,168)	$3,738,127
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In US$ and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2021	187,485	$583	$1,622,199	(41,836)	$(1,623,256)	$3,079,640	$(193,487)	$2,885,679
Common stock issued on exercise of options	61	—	4,354	—	—	—	—	4,354
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	1	—	(195)	—	—	—	—	(195)
Stock-based compensation costs	—	—	17,303	—	—	—	—	17,303
Other comprehensive income (loss)	—	—	—	—	—	—	(23,516)	(23,516)
Net income	—	—	—	—	—	203,613	—	203,613
Dividends declared ($0.42 per common share)	—	—	—	—	—	(61,189)	—	(61,189)
Balance, September 30, 2021	187,547	$583	$1,643,661	(41,836)	$(1,623,256)	$3,222,064	$(217,003)	$3,026,049
Common stock issued on exercise of options	39	—	2,378	—	—	—	—	2,378
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	361	2	(49,832)	—	—	—	—	(49,830)
Common stock issued on employee stock purchase plan	101	—	16,723	—	—	—	—	16,723
Stock-based compensation costs	—	—	16,101	—	—	—	—	16,101
Other comprehensive income	—	—	—	—	—	—	(6,092)	(6,092)
Net income	—	—	—	—	—	201,751	—	201,751
Dividends declared ($0.42 per common share)	—	—	—	—	—	(61,245)	—	(61,245)
Balance, December 31, 2021	188,048	$585	$1,629,031	(41,836)	$(1,623,256)	$3,362,570	$(223,095)	$3,145,835
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In US$ and in thousands)

	Six Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$435,392	$405,364
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,040	79,891
Amortization of right-of-use assets	15,533	17,334
Stock-based compensation costs	33,383	33,404
Loss attributable to equity method investments (note 5)	4,853	3,300
(Gain) loss on equity investments (note 5)	(5,088)	(1,208)
Changes in operating assets and liabilities:
Accounts receivable	(75,823)	82,469
Inventories	(233,116)	(139,249)
Prepaid expenses, net deferred income taxes and other current assets	(66,646)	(21,389)
Accounts payable, accrued expenses, income taxes payable and other	(9,230)	(305,694)
Net cash provided by operating activities	173,298	154,222
Cash flows from investing activities:
Purchases of property, plant and equipment	(56,406)	(57,747)
Patent registration and acquisition costs	(7,636)	(13,737)
Business acquisitions, net of cash acquired (note 12)	(1,011,225)	(35,915)
Purchases of investments (note 5)	(17,132)	(12,364)
(Payments) / proceeds on maturity of foreign currency contracts	7,181	(5,419)
Net cash used in investing activities	(1,085,218)	(125,182)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	24,666	23,455
Taxes paid related to net share settlement of equity awards	(29,713)	(50,025)
Proceeds from borrowings, net of borrowing costs	1,070,000	160,000
Repayment of borrowings	(45,000)	(136,000)
Dividends paid	(128,931)	(122,434)
Net cash (used in) / provided by financing activities	891,022	(125,004)
Effect of exchange rate changes on cash	387	(4,838)
Net decrease in cash and cash equivalents	(20,511)	(100,802)
Cash and cash equivalents at beginning of period	273,710	295,278
Cash and cash equivalents at end of period	$253,199	$194,476
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$107,985	$382,903
Interest paid	$17,472	$11,308
Fair value of assets acquired, excluding cash	$359,730	$8,986
Liabilities assumed	(144,778)	(2,492)
Goodwill on acquisition	800,003	33,499
Previously held equity interest	—	(4,078)
Deferred payments	(874)	—
Fair value of contingent consideration	(2,856)	$—
Cash paid for acquisitions	$1,011,225	$35,915
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(1)    Summary of Significant Accounting Policies
Organization and Basis of Presentation
ResMed Inc. (referred to herein as “we”, “us”, “our” or the “Company”) is a Delaware corporation formed in March 1994 as a holding company for the ResMed Group. Through our subsidiaries, we design, manufacture and market equipment for the diagnosis and treatment of sleep-disordered breathing and other respiratory disorders, including obstructive sleep apnea. Our manufacturing operations are located in Australia, Singapore, Malaysia, France, China and the United States. Major distribution and sales sites are located in the United States, Germany, France, the United Kingdom, Switzerland, Australia, Japan, China, Finland, Norway and Sweden. We also operate a Software as a Service (“SaaS”) business in the United States and Germany that includes out-of-hospital software platforms designed to support the professionals and caregivers who help people stay healthy in the home or care setting of their choice.
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
The condensed consolidated financial statements for the three and six months ended December 31, 2022 and December 31, 2021 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K (our “Form 10-K”) for the year ended June 30, 2022.
Revenue Recognition
In accordance with Accounting Standard Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”, we account for a contract with a customer when there is a legally enforceable contract, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry (“Sleep and Respiratory Care”) and the supply of business management software as a service to out-of-hospital care providers (“SaaS”). Our Sleep and Respiratory Care revenue relates primarily to the sale of our products that are therapy-based equipment. Some contracts include additional performance obligations such as the provision of extended warranties and provision of data for patient monitoring. Our SaaS revenue relates to the provision of software access with ongoing support and maintenance services as well as professional services such as training and consulting.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Disaggregation of revenue
The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
U.S., Canada and Latin America
Devices	$345,525	$244,775	$685,070	$520,707
Masks and other	269,733	242,032	508,293	457,139
Total U.S., Canada and Latin America	$615,258	$486,807	$1,193,363	$977,846
Combined Europe, Asia and other markets
Devices	$197,275	$207,736	$375,305	$425,961
Masks and other	104,448	101,297	192,756	198,532
Total Combined Europe, Asia and other markets	$301,723	$309,033	$568,061	$624,493
Global revenue
Total Devices	$542,800	$452,511	$1,060,375	$946,668
Total Masks and other	374,181	343,329	701,049	655,671
Total Sleep and Respiratory Care	$916,981	$795,840	$1,761,424	$1,602,339

Software as a Service	116,763	99,034	222,614	196,551
Total	$1,033,744	$894,874	$1,984,038	$1,798,890
Performance obligations and contract balances
Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of risk and/or control of our products at a point in time. For products in our Sleep and Respiratory Care business, we transfer control and recognize a sale when products are shipped to the customer in accordance with the contractual shipping terms. For our SaaS business, revenue associated with cloud-hosted services are recognized as they are provided. We defer the recognition of a portion of the consideration received when performance obligations are not yet satisfied. Consideration received from customers in advance of revenue recognition is classified as deferred revenue. Performance obligations resulting in deferred revenue in our Sleep and Respiratory Care business relate primarily to extended warranties on our devices and the provision of data for patient monitoring. Performance obligations resulting in deferred revenue in our SaaS business relate primarily to the provision of software access with maintenance and support over an agreed term and material rights associated with future discounts upon renewal of some SaaS contracts. Generally, deferred revenue will be recognized over a period of one year to five years. Our contracts do not contain significant financing components.
The following table summarizes our contract balances (in thousands):

	December 31, 2022	June 30, 2022	Balance sheet caption
Contract assets
Accounts receivable, net	$672,271	$575,950	Accounts receivable, net
Unbilled revenue, current	23,110	25,692	Prepaid expenses and other current assets
Unbilled revenue, non-current	8,935	8,840	Prepaid taxes and other non-current assets

Contract liabilities
Deferred revenue, current	(133,909)	(108,667)	Deferred revenue (current liabilities)
Deferred revenue, non-current	(102,803)	(95,455)	Deferred revenue (non-current liabilities)
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
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
customers. When we give customers the right to return eligible products and receive credit, returns are estimated based on an analysis of our historical experience. However, returns of products, excluding warranty-related returns, have historically been infrequent and insignificant. We adjust the estimate of revenue at the earlier of when the most likely amount of consideration can be estimated, the amount expected to be received changes, or when the consideration becomes fixed.
We offer our Sleep and Respiratory Care customers cash or product rebates based on volume or sales targets measured over quarterly or annual periods. We estimate rebates based on each customer’s expected achievement of its targets. In accounting for these rebate programs, we reduce revenue ratably as sales occur over the rebate period by the expected value of the rebates to be returned to the customer. Rebates measured over a quarterly period are updated based on actual sales results and, therefore, no estimation is required to determine the reduction to revenue. For rebates measured over annual periods, we update our estimates each quarter based on actual sales results and updated forecasts for the remaining rebate periods.
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
Lease Revenue
We lease Sleep and Respiratory Care medical devices to customers primarily as a means to comply with local health insurer requirements in certain foreign geographies. Device rental contracts include operating leases, and contract terms vary by customer and include options to terminate or extend the contract. When lease contracts also include the sale of masks and accessories, we allocate contract consideration to those items on a relative standalone price basis and recognize revenue when control transfers to the customer. Operating lease revenue was $20.4 million and $44.1 million for the three and six months ended December 31, 2022 and $24.4 million and $49.6 million for the three and six months ended December 31, 2021.
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
Certain items are maintained at the corporate level and are not allocated to the segments. The non-allocated items include corporate headquarters costs, stock-based compensation, amortization expense from acquired intangibles, acquisition related expenses, net interest expense (income), loss attributable to equity method investments, gains and losses on equity investments, and other, net. We neither discretely allocate assets to our operating segments, nor does our Chief Operating Decision Maker evaluate the operating segments using discrete asset information.
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
The table below presents a reconciliation of net revenues and net operating profit by reportable segments (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net revenue by segment
Total Sleep and Respiratory Care	$916,981	$795,840	$1,761,424	$1,602,339
Software as a Service	116,763	99,034	222,614	196,551
Total	$1,033,744	$894,874	$1,984,038	$1,798,890

Depreciation and amortization by segment
Sleep and Respiratory Care	$18,533	$19,347	$38,301	$37,362
Software as a Service	2,097	1,857	4,009	3,558
Amortization of acquired intangible assets and corporate assets	17,137	19,585	31,730	38,971
Total	$37,767	$40,789	$74,040	$79,891

Net operating profit by segment
Sleep and Respiratory Care	$373,367	$324,469	$726,027	$661,465
Software as a Service	28,814	22,336	53,581	44,243
Total	$402,181	$346,805	$779,608	$705,708

Reconciling items
Corporate costs	$96,707	$79,125	$183,326	$157,350
Amortization of acquired intangible assets	16,868	18,969	31,193	37,734
Acquisition related expenses	8,412	—	9,157	—
Interest expense (income), net	10,338	5,948	17,472	11,308
Loss attributable to equity method investments	2,826	1,914	4,853	3,300
(Gain) loss on equity investments	(8,368)	4,404	(5,088)	(1,208)
Other, net	1,707	(841)	3,211	1,150
Income before income taxes	$273,691	$237,286	$535,484	$496,074

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(3)    Supplemental Balance Sheet Information
Components of selected captions in the condensed consolidated balance sheets consisted of the following (in thousands):

Inventories	December 31, 2022	June 30, 2022
Raw materials	$463,438	$355,225
Work in progress	3,015	3,077
Finished goods	522,502	385,608
Total inventories	$988,955	$743,910

Prepaid expenses and other current assets	December 31, 2022	June 30, 2022
Prepaid taxes	$113,428	$99,352
Prepaid inventories	149,862	107,291
Other prepaid expenses and current assets	147,441	131,265
Total prepaid expenses and other current assets	$410,731	$337,908

Property, Plant and Equipment	December 31, 2022	June 30, 2022
Property, plant and equipment, at cost	$1,200,141	$1,131,295
Accumulated depreciation and amortization	(677,396)	(633,114)
Property, plant and equipment, net	$522,745	$498,181

Other Intangible Assets	December 31, 2022	June 30, 2022
Developed/core product technology	$401,409	$350,671
Accumulated amortization	(252,696)	(239,647)
Developed/core product technology, net	148,713	111,024
Customer relationships	440,729	257,034
Accumulated amortization	(105,062)	(91,731)
Customer relationships, net	335,667	165,303
Other intangibles	239,686	204,580
Accumulated amortization	(137,209)	(134,963)
Other intangibles, net	102,477	69,617
Total other intangibles, net	$586,857	$345,944
Intangible assets consist of developed/core product technology, trade names, non-compete agreements, customer relationships, and patents, which we amortize over the estimated useful life of the assets, generally between two years to fifteen years. There are no expected residual values related to these intangible assets.
(4)    Goodwill
A reconciliation of changes in our goodwill by reportable segment is as follows (in thousands):

	Six Months Ended December 31, 2022
	Sleep and Respiratory Care	SaaS	Total
Balance at the beginning of the period	$641,724	$1,294,718	$1,936,442
Business acquisitions	19,281	780,722	800,003
Foreign currency translation adjustments	6,254	24,480	30,734
Balance at the end of the period	$667,259	$2,099,920	$2,767,179

PART I – FINANCIAL INFORMATION	Item 1
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
Equity investments by measurement category were as follows (in thousands):

Measurement category	December 31, 2022	June 30, 2022
Fair value	$4,980	$9,167
Measurement alternative	65,697	39,290
Equity method	64,099	9,918
Total	$134,776	$58,375
The following tables show a reconciliation of the changes in our equity investments (in thousands):

	Six Months Ended December 31, 2022
	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$39,290	$9,167	$9,918	$58,375
Additions to investments (1)	17,132	—	57,233	74,365
Observable price adjustments on non-marketable equity securities	9,275	—	—	9,275
Unrealized losses on marketable equity securities	—	(4,187)	—	(4,187)
Loss attributable to equity method investments	—	—	(4,853)	(4,853)
Foreign currency translation adjustments	—	—	1,801	1,801
Carrying value at the end of the period	$65,697	$4,980	$64,099	$134,776
(1)Includes equity method investment acquired and measured at fair value via our acquisition of MEDIFOX DAN. Refer to Note 12 herein.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended December 31, 2021
	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$23,002	$29,084	$17,154	$69,240
Net additions (reductions) to investments (2)	4,665	(3,213)	—	1,452
Observable price adjustments on non-marketable equity securities	5,367	—	—	5,367
Unrealized losses on marketable equity securities	—	(7,942)	—	(7,942)
Realized gains on marketable and non-marketable equity securities	2,355	1,637	—	3,992
Impairment of investments	(209)	—	—	(209)
Loss attributable to equity method investments	—	—	(3,300)	(3,300)
Carrying value at the end of the period	$35,180	$19,566	$13,854	$68,600
(2)Net additions (reductions) to investments includes additions from purchases, reductions due to exits of securities, or reclassifications due to our acquisition of an investee in which we held a prior equity interest.
Net unrealized gains recognized for equity investments in non-marketable and marketable securities held as of December 31, 2022 for the three and six months ended December 31, 2022 were $8.4 million and $5.1 million. Net unrealized losses recognized for equity investments in non-marketable and marketable securities held as of December 31, 2021 for the three and six months ended December 31, 2021 were $6.9 million and $2.8 million.
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
(7)    Product Warranties
Changes in the liability for warranty costs, which is included in accrued expenses in our condensed consolidated balance sheets, are as follows (in thousands):

	Six Months Ended December 31,
	2022	2021
Balance at the beginning of the period	$25,889	$22,032
Warranty accruals for the period	5,099	9,751
Warranty costs incurred for the period	(5,480)	(6,932)
Foreign currency translation adjustments	281	(371)
Balance at the end of the period	$25,789	$24,480

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(8)    Debt
Debt consisted of the following (in thousands):

	December 31, 2022	June 30, 2022
Short-term debt	$10,000	$10,000
Deferred borrowing costs	$(100)	$(84)
Short-term debt, net	$9,900	$9,916

Long-term debt	$1,795,000	$770,000
Deferred borrowing costs	(4,311)	(4,675)
Long-term debt, net	$1,790,689	$765,325
Total debt	$1,800,589	$775,241
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
Additionally, on June 29, 2022, ResMed Pty Limited entered into a Second Amendment to the Syndicated Facility Agreement and First Amendment to Unconditional Guaranty Agreement (the “Term Credit Agreement”), as borrower, with lenders MUFG Union Bank, N.A., as administrative agent, joint lead arranger and joint book runner, and Westpac Banking Corporation, as syndication agent, joint lead arranger and joint book runner, which amends that certain Syndicated Facility Agreement dated as of April 17, 2018. The Term Credit Agreement, among other things, provides ResMed Pty a senior unsecured term credit facility of $195.0 million.
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
The Revolving Credit Agreement and Term Credit Agreement each terminate on June 29, 2027, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $5.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to the Adjusted Term SOFR (as defined in the Revolving Credit Facility) plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). At December 31, 2022, the interest rate that was being charged on the outstanding principal amounts was 5.2%. An applicable commitment fee of 0.075% to 0.150% (depending on the then-applicable leverage ratio) applies on the unused portion of the revolving credit facility. As of December 31, 2022, we had $390.0 million available for draw down under the revolving credit facility.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As the Revolving Credit and Term Credit Agreements’ interest rate is calculated as Adjusted Term SOFR plus the spreads described above, its carrying amount is equivalent to its fair value as at December 31, 2022 and June 30, 2022, which was $1,305.0 million and $280.0 million, respectively.
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
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As of December 31, 2022 and June 30, 2022, the Senior Notes had a carrying amount of $500.0 million, excluding deferred borrowing costs, and an estimated fair value of $460.9 million and $477.7 million, respectively. Quoted market prices in active markets for similar liabilities based inputs (Level 2) were used to estimate fair value.
At December 31, 2022, we were in compliance with our debt covenants and there was $1,805.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes.
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
The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 293,796 and 49,762 for the three months ended December 31, 2022 and 2021, respectively, and 270,100 and 25,470 for the six months ended December 31, 2022 and 2021, respectively, as the effect would have been anti-dilutive.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Basic and diluted earnings per share are calculated as follows (in thousands except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Numerator:
Net income	$224,914	$201,751	$435,392	$405,364
Denominator:
Basic weighted-average common shares outstanding	146,704	145,990	146,568	145,835
Effect of dilutive securities:
Stock options and restricted stock units	701	1,050	799	1,209
Diluted weighted average shares	147,405	147,040	147,367	147,044
Basic earnings per share	$1.53	$1.38	$2.97	$2.78
Diluted earnings per share	$1.53	$1.37	$2.95	$2.76
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
On June 2, 2021, New York University ("NYU") filed a complaint for patent infringement in the United States District Court, District of Delaware against ResMed Inc., case no. 1:21-cv-00813 (JPM). The complaint alleges that the AutoSet or AutoRamp features of ResMed’s AirSense 10 AutoSet flow generators infringe one or more claims of various NYU patents, including U.S. Patent Nos. 6,988,994; 9,108,009; 9,168,344; 9,427,539; 9,533,115; 9,867,955; and 10,384,024. According to the complaint, the NYU patents are directed to systems and methods for diagnosis and treating sleeping disorders during different sleep states. The complaint seeks monetary damages and attorneys’ fees. We answered the complaint on September 30, 2021 and filed a motion to dismiss the complaint on the basis that the patents are invalid because the subject matter of the patents is not patentable under the Supreme Court and Federal Circuit precedent. The motion to dismiss was granted in part and denied in part. We have also requested that the court dismiss the case based on NYU’s license of the patents to Fisher & Paykel and Fisher & Paykel’s prior settlement with us. The matter is proceeding to discovery while the court considers our request. In December 2022, the Patent Trial and Appeals Board (“PTAB”) of the Patent and Trademark Office granted our request to review the validity of the claims in the patents asserted by NYU against us, determining that there is a reasonable likelihood that we will prevail. The PTAB’s final written decisions on the validity of the asserted claims is expected by December 2023.
On January 27, 2021, the International Trade Commission ("ITC") instituted In Re Certain UMTS and LTE Cellular Communications Modules and Products Containing the Same, Investigation No. 337-TA-1240, by complainants Philips RS North America, LLC and Koninklijke Philips N.V. (collectively “Philips”) against Quectel Wireless Solutions Co., Ltd; Thales DIS AIS USA, LLC, Thales DIS AIS Deutschland GmbH; Telit Wireless Solutions, Inc., Telit Communications PLC, CalAmp. Corp., Xirgo Technologies, LLC, and Laird Connectivity, Inc. (collectively “respondents”). In the ITC investigation, Philips seeks an order excluding communications modules, and products that contain them, from importation into the United States based on alleged infringement of 3G and 4G standard essential patents held by Philips. On October 6-14, 2021, the administrative law judge held a hearing on the merits. The administrative law judge issued an initial determination on April 1, 2022, finding no violation of any of the Philips' patents asserted in the ITC. Philips sought review by the full ITC. On July 6, 2022, the Commission affirmed the administrative law judge’s determination that there was no violation of asserted Philips' patents. The Commission terminated the ITC proceedings. Philips did not appeal the ITC’s decision. On December 17, 2020, Philips filed companion cases for patent infringement against the same defendants in the United States District Court for the District of Delaware, case nos. 1:20-cv-01707, 01708, 01709, 01710, 01711, and 01713 (CFC) seeking damages, an injunction, and a declaration from the court on the amount of a fair reasonable and non-discriminatory license rate for the standard essential patents it is asserting against the communications module defendants. The district court cases were stayed pending the resolution of the ITC proceedings. The parties have returned to the district

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
court for further proceedings. We are not a party to the ITC investigation or the district court cases, but we sell products that incorporate some of the communications modules at issue in the district court case.
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
During the six months ended December 31, 2022 and December 31, 2021, receivables sold with limited recourse were $84.3 million and $94.2 million, respectively. As of December 31, 2022, the maximum exposure on outstanding receivables sold with recourse and contingent provision were $24.1 million and $1.0 million, respectively. As of June 30, 2022, the maximum exposure on outstanding receivables sold with recourse and contingent provision were $24.2 million and $2.1 million, respectively.
(11)    Derivative Instruments and Hedging Activities
We may use derivative financial instruments, specifically foreign cross-currency swaps, purchased foreign currency call options, collars and forward contracts to mitigate exposure from certain foreign currency risk. No derivatives are used for trading or speculative purposes. We do not require or are not required to pledge collateral for the derivative instruments.
Fair Value and Net Investment Hedging
On November 17, 2022, we executed foreign cross-currency swaps as net investment hedges and fair value hedges in designated hedging relationships with either the foreign denominated net asset balances or the foreign denominated intercompany loan as the hedged items. All derivatives are recorded at fair value as either an asset or liability. Cash flows associated with derivative instruments are presented in the same category on the consolidated statements of cash flows as the hedged item.
The purpose of the cross-currency swaps for the fair value hedge is to mitigate foreign currency risk associated with changes in spot rates on foreign denominated intercompany debt between USD and EUR. For these hedges, we excluded certain components from the assessment of hedge effectiveness that are not related to spot rates. For fair value hedges that qualify and are designated for hedge accounting, the change in fair value of the derivative is recorded in the same line item as the hedged item, other, net, in the condensed consolidated statement of operations. The initial fair value of hedge components excluded from the assessment of effectiveness is recognized in the statement of operations under a systematic and rational method over the life of the hedging instrument and is presented in interest (expense) income, net. Any difference between the change in the fair value of the hedge components excluded from the assessment of effectiveness and the amounts recognized in earnings is recorded as a component of other comprehensive income.
The purpose of the cross-currency swaps for the net investment hedge is to mitigate foreign currency risk associated with changes in spot rates on the net asset balances of our foreign functional subsidiaries. For net investment hedges that qualify and are designated for hedge accounting, the change in fair value of the derivative is recorded in cumulative translation adjustment within other comprehensive loss and reclassified into earnings when the hedged net investment is either sold or

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
substantially liquidated. The initial fair value of components excluded from the assessment of hedge effectiveness will be recognized in interest (expense) income, net.
The notional value of outstanding foreign cross-currency swaps was $1,028.8 million at December 31, 2022. These contracts mature at various dates prior to December 31, 2029.
Non-Designated Hedges
We transact business in various foreign currencies, including a number of major European currencies as well as the Australian and Singapore dollars. We have foreign currency exposure through both our Australian and Singapore manufacturing activities, and international sales operations. We have established a foreign currency hedging program using purchased foreign currency call options, collars and forward contracts to hedge foreign-currency-denominated financial assets, liabilities and manufacturing cash flows. The terms of such foreign currency hedging contracts generally do not exceed three years. The purpose of this hedging program is to economically manage the financial impact of foreign currency exposures denominated mainly in Euros, and Australian and Singapore dollars. Under this program, increases or decreases in our foreign currency denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments. We do not designate these foreign currency contracts as hedges. All movements in the fair value of the foreign currency instruments are recorded within other, net in our condensed consolidated statements of income.
The notional value of the outstanding non-designated hedges was $976.2 million and $602.0 million at December 31, 2022 and June 30, 2022, respectively. These contracts mature at various dates prior to June 30, 2024.
Fair Values of Derivative Instruments
The following table presents our assets and liabilities related to derivative instruments on a gross basis within the condensed consolidated balance sheets (in thousands):

	December 31, 2022	June 30, 2022	Balance Sheet Caption
Derivative Assets
Not Designated as Hedging Instruments
Foreign currency hedging instruments	$13,944	$151	Prepaid expenses and other current assets
Foreign currency hedging instruments	672	9	Prepaid taxes and other non-current assets
Total derivative assets	$14,616	$160
Derivative Liabilities
Designated as Hedging Instruments
Foreign cross-currency swaps – Fair Value Hedge	$13,747	$—	Other long-term liabilities
Foreign cross-currency swaps – Net Investment Hedge	22,831	—	Other long-term liabilities
Not Designated as Hedging Instruments
Foreign currency hedging instruments	2,079	1,947	Accrued expenses
Foreign currency hedging instruments	1,364	—	Other long-term liabilities
Total derivative liabilities	$40,021	$1,947
Fair Value Hedge Gains (Losses)
We recognized the following gains (losses) on the foreign cross currency swaps designated as fair value hedges (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Gain (loss) recognized in other comprehensive income (loss)	$(4,610)	$—	$(4,610)	$—
Gain (loss) recognized on cross-currency swap in interest (expense) income, net (amount excluded from effectiveness testing)	847	—	847	—
Gain (loss) recognized on cross-currency swap in other, net	(9,137)	—	(9,137)	—
Gain (loss) recognized on long-term debt in other, net	9,137	—	9,137	—

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Net Investment Hedge Gains (Losses)
We recognized the following gains (losses) on the foreign cross currency swaps designated as net investment hedges (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Gain (loss) recognized in cumulative translation adjustment within other comprehensive income (loss)	$(22,831)	$—	$(22,831)	$—
Gain (loss) recognized from the excluded components in interest (expense) income, net	2,126	—	2,126	—
Non-designated Derivative Gains (Losses)
We recognized the following gains (losses) in the condensed consolidated statement of operations on derivatives not designated as hedging instruments (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Gain (loss) recognized on foreign currency hedging instruments in other, net	$40,090	$(52)	$19,568	$(4,000)
Gain (loss) recognized on other foreign-currency-denominated transactions in other, net	(41,795)	549	(22,705)	2,535
Total	$(1,705)	$497	$(3,137)	$(1,465)
We classified the fair values of all hedging instruments as Level 2 measurements within the fair value hierarchy.
We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. We minimize counterparty credit risk by entering into derivative transactions with major financial institutions and we do not expect material losses as a result of default by our counterparties.
(12)    Business Combinations
On November 21, 2022, we completed our acquisition of 100% of the shares in MediFox-Dan Investment GmbH and its subsidiaries (“MEDIFOX DAN”), a German leader in software solutions for a wide variety of out-of-hospital care providers, for $997.5 million. This acquisition has been accounted for as a business combination using purchase accounting and included in our condensed consolidated financial statements from November 21, 2022. The acquisition was paid for using funds drawn down from our Revolving Credit Agreement.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The total purchase price was allocated to MEDIFOX DAN's tangible and identifiable intangible assets and liabilities based upon preliminary estimated fair values as of the November 21, 2022 closing date, as follows (in thousands):

	Preliminary	Intangible assets - useful life
Cash	$7,372
Accounts receivable	16,096
Property, plant and equipment	7,731
Equity method investment	57,298
Other assets	18,523
Accounts payable and accrued expenses	(19,826)
Deferred revenue	(18,349)
Other liabilities	(11,623)
Identifiable intangible assets:
Developed technology	43,081	6 - 7 years
Customer relationships	175,445	11 - 13 years
Trade names	32,050	10 years
Deferred tax liabilities	(91,004)
Goodwill	780,722
Purchase price	$997,516
We have not finalized the purchase price allocation in relation to this acquisition as certain appraisals associated with the valuation of intangible assets and income tax positions are not yet complete. We do not believe that the completion of this work will materially modify the preliminary purchase price allocation. We expect to complete our purchase price allocation during the quarter ending June 30, 2023. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their fair values at the date of acquisition. The goodwill recognized as part of the acquisition is reflected in our SaaS segment and is not deductible for tax purposes. It mainly represents the synergies that are unique to our combined businesses and the potential for new products and services to be developed in the future.
Pro forma results of operations have not been presented because the effects of this acquisition were not material to our condensed consolidated statements of operations.
During the three and six months ended December 31, 2022, we recorded acquisition related expenses of $8.4 million and $9.2 million, respectively, related to the MEDIFOX DAN acquisition. We did not have material acquisition related expenses during the three and six months ended December 31, 2021.

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
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following is an overview of our results of operations for the three and six months ended December 31, 2022. Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes included in this report.
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
We are committed to ongoing investment in research and development and product enhancements. During the three months ended December 31, 2022, we invested $69.9 million on research and development activities, which represents 6.8% of net revenues, with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs. During the three months ended December 31, 2022 we continued the launch of AirSense 11, which introduces new features such as a touch screen, algorithms for patients new to therapy and digital enhancements and over-the-air update capabilities as well as continued to expand our global offering of devices to include Card-to-Cloud ("C2C") versions of our prior model AirSense 10 and AirCurve 10 products that do not incorporate a communications module. We introduced these C2C models to address the growing backlog of patients waiting for therapy with our devices due to the global semiconductor supply shortage. Due to multiple acquisitions, including Brightree in April 2016, HEALTHCAREfirst in July 2018, MatrixCare in November 2018, and MEDIFOX DAN in November 2022, our operations now include out-of-hospital software platforms designed to support the professionals and caregivers who help people stay healthy in the home or care setting of their choice. These platforms comprise our SaaS business. These products, our cloud-based remote monitoring and therapy management system, and a robust product pipeline, should continue to provide us with a strong platform for future growth.
We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry (“Sleep and Respiratory Care”) and the supply of business management software as a service to out-of-hospital health providers (“SaaS”).
Net revenue for the three months ended December 31, 2022 was $1,033.7 million, an increase of 16% compared to the three months ended December 31, 2021. Gross margin was 56.1% for the three months ended December 31, 2022 compared to 56.4% for the three months ended December 31, 2021. Diluted earnings per share was $1.53 for the three months ended December 31, 2022, compared to diluted earnings per share of $1.37 for the three months ended December 31, 2021.
At December 31, 2022, our cash and cash equivalents totaled $253.2 million, our total assets were $6.7 billion and our stockholders’ equity was $3.7 billion.
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
Results of Operations
Three Months Ended December 31, 2022 Compared to the Three Months Ended December 31, 2021
Net Revenue
Net revenue for the three months ended December 31, 2022 increased to $1,033.7 million from $894.9 million for the three months ended December 31, 2021, an increase of $138.9 million or 16% (a 20% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Three Months Ended December 31,		% Change	Constant Currency*
	2022	2021
U.S., Canada and Latin America
Devices	$345,525	$244,775	41%
Masks and other	269,733	242,032	11
Total U.S., Canada and Latin America	$615,258	$486,807	26
Combined Europe, Asia and other markets
Devices	$197,275	$207,736	(5)%	5%
Masks and other	104,448	101,297	3	14
Total Combined Europe, Asia and other markets	$301,723	$309,033	(2)	8
Global revenue
Total Devices	$542,800	$452,511	20%	25%
Total Masks and other	374,181	343,329	9	13
Total Sleep and Respiratory Care	$916,981	$795,840	15	20

Software as a Service	116,763	99,034	18
Total	$1,033,744	$894,874	16	20
*Constant currency numbers exclude the impact of movements in international currencies.
Sleep and Respiratory Care
Net revenue from our Sleep and Respiratory Care business for the three months ended December 31, 2022 was $917.0 million, an increase of 15% compared to net revenue for the three months ended December 31, 2021. Movements in international currencies against the U.S. dollar negatively impacted net revenue by approximately $35.8 million for the three months ended December 31, 2022. Excluding the impact of currency movements, total Sleep and Respiratory Care net revenue for the three months ended December 31, 2022 increased by 20% compared to the three months ended December 31, 2021. The increase in net revenue was primarily attributable to an increase in unit sales of our devices and masks.
Net revenue from our Sleep and Respiratory Care business in the U.S., Canada and Latin America for the three months ended December 31, 2022 increased to $615.3 million from $486.8 million for the three months ended December 31, 2021, an increase of $128.5 million or 26%. The increase was primarily due to an increase in unit sales of our devices, including incremental sales of the C2C devices, and masks.
Net revenue in combined Europe, Asia and other markets decreased for the three months ended December 31, 2022 to $301.7 million from $309.0 million for the three months ended December 31, 2021, a decrease of $7.3 million or 2% (an 8% increase on a constant currency basis). The constant currency increase in sales in combined Europe, Asia and other markets predominantly reflects an increase in unit sales of our devices and masks.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net revenue from devices for the three months ended December 31, 2022 increased to $542.8 million from $452.5 million for the three months ended December 31, 2021, an increase of $90.3 million or 20%, including an increase of 41% in the U.S., Canada and Latin America and a decrease of 5% in combined Europe, Asia and other markets (a 5% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the three months ended December 31, 2022 increased by 25%.
Net revenue from masks and other for the three months ended December 31, 2022 increased to $374.2 million from $343.3 million for the three months ended December 31, 2021, an increase of $30.9 million or 9%, including an increase of 11% in the U.S., Canada and Latin America and an increase of 3% in combined Europe, Asia and other markets (a 14% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales for the three months ended December 31, 2022 increased by 13%.
Software as a Service
Net revenue from our SaaS business for the three months ended December 31, 2022 increased to $116.8 million from $99.0 million for the three months ended December 31, 2021, an increase of $17.7 million or 18%. The constant currency increase was predominantly due to our recent acquisition of MEDIFOX DAN, which was acquired on November 21, 2022, in addition to continued growth in the HME vertical within our SaaS business.
Six Months Ended December 31, 2022 Compared to the Six Months Ended December 31, 2021
Net Revenue
Net revenue for the six months ended December 31, 2022 increased to $1,984.0 million from $1,798.9 million for the six months ended December 31, 2021, an increase of $185.1 million or 10% (a 14% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Six Months Ended December 31,		% Change	Constant Currency*
	2022	2021
U.S., Canada and Latin America
Devices	$685,070	$520,707	32%
Masks and other	508,293	457,139	11
Total U.S., Canada and Latin America	$1,193,363	$977,846	22
Combined Europe, Asia and other markets
Devices	$375,305	$425,961	(12)%	(2)%
Masks and other	192,756	198,532	(3)	9
Total Combined Europe, Asia and other markets	$568,061	$624,493	(9)	2
Global revenue
Total Devices	$1,060,375	$946,668	12%	17%
Total Masks and other	701,049	655,671	7	11
Total Sleep and Respiratory Care	$1,761,424	$1,602,339	10	14

Software as a Service	222,614	196,551	13
Total	$1,984,038	$1,798,890	10	14
Sleep and Respiratory Care
Net revenue from our Sleep and Respiratory Care business for the six months ended December 31, 2022 was $1,761.4 million, an increase of 10% compared to net revenue for the six months ended December 31, 2021. Movements in international currencies against the U.S. dollar negatively impacted net revenue by approximately $72.3 million for the six months ended December 31, 2022. Excluding the impact of currency movements, total Sleep and Respiratory Care net revenue for the six months ended December 31, 2022 increased by 14% compared to the six months ended December 31, 2021. The increase in net revenue was primarily attributable to an increase in unit sales of our devices and masks.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net revenue from our Sleep and Respiratory Care business in the U.S., Canada and Latin America for the six months ended December 31, 2022 increased to $1,193.4 million from $977.8 million for the six months ended December 31, 2021, an increase of $215.5 million or 22%. The increase was primarily due to an increase in unit sales of our devices, including incremental sales of the C2C devices, and masks.
Net revenue in combined Europe, Asia and other markets decreased for the six months ended December 31, 2022 to $568.1 million from $624.5 million for the six months ended December 31, 2021, a decrease of $56.4 million or 9% (a 2% increase on a constant currency basis). The constant currency increase in sales in combined Europe, Asia and other markets predominantly reflects an increase in unit sales of our masks, partially offset by a decrease in our unit sales of devices.
Net revenue from devices for the six months ended December 31, 2022 increased to $1,060.4 million from $946.7 million for the six months ended December 31, 2021, an increase of $113.7 million or 12%, including an increase of 32% in the U.S., Canada and Latin America and a decrease of 12% in combined Europe, Asia and other markets (a 2% decrease on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the six months ended December 31, 2022 increased by 17%.
Net revenue from masks and other for the six months ended December 31, 2022 increased to $701.0 million from $655.7 million for the six months ended December 31, 2021, an increase of $45.4 million or 7%, including an increase of 11% in the U.S., Canada and Latin America and a decrease of 3% in combined Europe, Asia and other markets (a 9% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales increased by 11%, compared to the six months ended December 31, 2021.
Software as a Service
Net revenue from our SaaS business for the six months ended December 31, 2022 was increased to $222.6 million from $196.6 million for the six months ended December 31, 2021, an increase of $26.1 million or 13%. The increase was predominantly due to our recent acquisition of MEDIFOX DAN, which was acquired on November 21, 2022, in addition to continued growth in the HME vertical within our SaaS business.
Gross Profit and Gross Margin
Gross profit increased for the three months ended December 31, 2022 to $579.7 million from $504.3 million for the three months ended December 31, 2021, an increase of $75.4 million or 15%. Gross margin, which is gross profit as a percentage of net revenue, for the three months ended December 31, 2022 was 56.1% compared to 56.4% for the three months ended December 31, 2021.
The decrease in gross margin for the three months ended December 31, 2022 compared to the three months ended December 31, 2021 was due primarily to unfavorable product mix, higher distribution and warehouse related costs, and unfavorable foreign currency movements, partially offset by increases in average selling prices and a decrease in the amortization of acquired intangible assets.
Gross profit increased for the six months ended December 31, 2022 to $1,120.5 million from $1,010.6 million for the six months ended December 31, 2021, an increase of $109.9 million or 11%. Gross margin for the six months ended December 31, 2022 was 56.5% compared to 56.2% for the six months ended December 31, 2021.
The increase in gross margin for the six months ended December 31, 2022 compared to the six months ended December 31, 2021 was due primarily to favorable average selling prices and a decrease in the amortization of acquired intangible assets, partially offset by unfavorable product mix changes and higher distribution and warehouse related costs.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operating Expenses
The following table summarizes our operating expenses (in thousands):

	Three Months Ended December 31,		Change	% Change	Constant Currency
	2022	2021
Selling, general, and administrative	$211,672	$185,362	$26,310	14%	20%
as a % of net revenue	20.5%	20.7%
Research and development	69,874	62,507	7,367	12%	15%
as a % of net revenue	6.8%	7.0%
Amortization of acquired intangible assets	9,563	7,738	1,825	24%	24%

	Six Months Ended December 31,		Change	% Change	Constant Currency
	2022	2021
Selling, general, and administrative	$404,860	$362,082	$42,778	12%	17%
as a % of net revenue	20.4%	20.1%
Research and development	133,062	122,457	10,605	9%	12%
as a % of net revenue	6.7%	6.8%
Amortization of acquired intangible assets	17,513	15,445	2,068	13%	14%
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased for the three months ended December 31, 2022 to $211.7 million from $185.4 million for the three months ended December 31, 2021, an increase of $26.3 million or 14%. Selling, general, and administrative expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $10.3 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general, and administrative expenses for the three months ended December 31, 2022 increased by 20% compared to the three months ended December 31, 2021. As a percentage of net revenue, selling, general, and administrative expenses were 20.5% for the three months ended December 31, 2022, compared to 20.7% for the three months ended December 31, 2021.
The constant currency increase in selling, general, and administrative expenses during the three months ended December 31, 2022 compared to the three months ended December 31, 2021 was primarily due to increases in employee-related costs, increases in travel and entertainment expenses, and additional expenses associated with the consolidation of recent acquisitions.
Selling, general, and administrative expenses increased for the six months ended December 31, 2022 to $404.9 million from $362.1 million for the six months ended December 31, 2021, an increase of $42.8 million or 12%. Selling, general, and administrative expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $20.5 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general, and administrative expenses for the six months ended December 31, 2022 increased by 17% compared to the six months ended December 31, 2021. As a percentage of net revenue, selling, general, and administrative expenses were 20.4% for the six months ended December 31, 2022, compared to 20.1% for the six months ended December 31, 2021.
The constant currency increase in selling, general, and administrative expenses during the six months ended December 31, 2022 compared to the six months ended December 31, 2021 was primarily due to increases in employee-related costs, increases in travel and entertainment expenses, and additional expenses associated with the consolidation of recent acquisitions.
Research and Development Expenses
Research and development expenses increased for the three months ended December 31, 2022 to $69.9 million from $62.5 million for the three months ended December 31, 2021, an increase of $7.4 million, or 12%. Research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
our expenses by approximately $2.2 million for the three months ended December 31, 2022, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses increased by 15% compared to the three months ended December 31, 2021. As a percentage of net revenue, research and development expenses were 6.8% for the three months ended December 31, 2022 compared to 7.0% for the three months ended December 31, 2021.
The increase in research and development expenses in constant currency terms was primarily due to increased investment in our digital health technologies and SaaS solutions as well as additional expenses associated with the consolidation of recent acquisitions.
Research and development expenses increased for the six months ended December 31, 2022 to $133.1 million from $122.5 million for the six months ended December 31, 2021, an increase of $10.6 million, or 9%. Research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $4.2 million for the six months ended December 31, 2022, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses increased by 12% compared to the six months ended December 31, 2021. As a percentage of net revenue, research and development expenses were 6.7% for the six months ended December 31, 2022, compared to 6.8% for the six months ended December 31, 2021.
The increase in research and development expenses in constant currency terms was primarily due to increased investment in our digital health technologies and SaaS solutions as well as additional expenses associated with the consolidation of recent acquisitions.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets for the three months ended December 31, 2022 totaled $9.6 million compared to $7.7 million for the three months ended December 31, 2021. The increase in amortization expense was primarily attributable to our acquisition of MEDIFOX DAN.
Amortization of acquired intangible assets for the six months ended December 31, 2022 totaled $17.5 million compared to $15.4 million for the six months ended December 31, 2021. The increase in amortization expense was primarily attributable to our acquisition of MEDIFOX DAN.
Total Other Income (Loss), Net
The following table summarizes our other income (loss) (in thousands):

	Three Months Ended December 31,
	2022	2021	Change
Interest (expense) income, net	$(10,338)	$(5,948)	$(4,390)
Loss attributable to equity method investments	(2,826)	(1,914)	(912)
Gain (loss) on equity investments	8,368	(4,404)	12,772
Other, net	(1,707)	841	(2,548)
Total other income (loss), net	$(6,503)	$(11,425)	$4,922

	Six Months Ended December 31,
	2022	2021	Change
Interest (expense) income, net	(17,472)	(11,308)	$(6,164)
Loss attributable to equity method investments	(4,853)	(3,300)	(1,553)
Gain (loss) on equity investments	5,088	1,208	3,880
Other, net	(3,211)	(1,150)	(2,061)
Total other income (loss), net	$(20,448)	$(14,550)	$(5,898)
Total other income (loss), net for the three months ended December 31, 2022 was a loss of $6.5 million compared to a loss of $11.4 million for the three months ended December 31, 2021. The decrease in loss was primarily due to gains associated with our investments in marketable and non-marketable equity securities, which were a gain of $8.4 million for the three months ended December 31, 2022 compared to a loss of $4.4 million for the three months ended December 31, 2021. The

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
gain in investments for the three months ended December 31, 2022 is primarily attributable to observable price adjustments on non-marketable equity securities. We recorded higher losses attributable to equity method investments for the three months ended December 31, 2022 of $2.8 million compared to $1.9 million for the three months ended December 31, 2021. Additionally, interest expense, net, increased to $10.3 million for the three months ended December 31, 2022 compared to $5.9 million for the three months ended December 31, 2021 due to higher debt levels associated with the acquisition of MEDIFOX DAN, which was funded by our Revolving Credit Agreement.
Total other income (loss), net for the six months ended December 31, 2022 was a loss of $20.4 million compared to a loss of $14.6 million for the six months ended December 31, 2021. Interest expense, net, increased to $17.5 million for the six months ended December 31, 2022 compared to $11.3 million for the six months ended December 31, 2021 due to higher debt levels associated with the acquisition of MEDIFOX DAN, which was funded by our Revolving Credit Agreement. In addition, we recorded higher losses attributable to equity method investments for the six months ended December 31, 2022 of $4.9 million compared to $3.3 million for the six months ended December 31, 2021. These losses were partially offset by gains associated with our investments in marketable and non-marketable equity securities, which were a gain of $5.1 million for the six months ended December 31, 2022 compared to a gain of $1.2 million for the six months ended December 31, 2021.
Income Taxes
Our effective income tax rate for the three and six months ended December 31, 2022 was 17.8% and 18.7% as compared to 15.0% and 18.3% for the three and six months ended December 31, 2021. Our effective rate of 17.8% for the three months ended December 31, 2022 differs from the statutory rate of 21.0% primarily due to research credits, foreign operations and windfall tax benefits related to the vesting or settlement of employee share-based awards. The increase in our effective tax rate for the three and six months ended December 31, 2022 was primarily due to a reduction in the windfall tax benefits related to the vesting or settlement of employee share-based awards.
Our Singapore operations operate under certain tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2030. As a result of the U.S. Tax Cuts and Jobs Act of 2017, we treated all non-U.S. historical earnings as taxable during the year ended June 30, 2018. Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax, if repatriated.
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
Net Income and Earnings per Share
As a result of the factors above, our net income for the three months ended December 31, 2022 was $224.9 million compared to $201.8 million for the three months ended December 31, 2021, an increase of $23.2 million, or 11%. Our net income for the six months ended December 31, 2022 was $435.4 million compared to $405.4 million for the six months ended December 31, 2021, an increase of $30.0 million, or 7%.
Our diluted earnings per share for the three months ended December 31, 2022 was $1.53 per diluted share compared to $1.37 for the three months ended December 31, 2021, an increase of 12%. Our diluted earnings per share for the six months ended December 31, 2022 was $2.95 per diluted share compared to $2.76 for the six months ended December 31, 2021, an increase of 7%.
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
These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except percentages):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
GAAP Net revenue	$1,033,744	$894,874	$1,984,038	$1,798,890

GAAP Cost of sales	$454,029	$390,556	$863,514	$788,282
Less: Amortization of acquired intangibles	(7,305)	(11,231)	(13,680)	(22,289)
Non-GAAP cost of sales	$446,724	$379,325	$849,834	$765,993

GAAP gross profit	$579,715	$504,318	$1,120,524	$1,010,608
GAAP gross margin	56.1%	56.4%	56.5%	56.2%
Non-GAAP gross profit	$587,020	$515,549	$1,134,204	$1,032,897
Non-GAAP gross margin	56.8%	57.6%	57.2%	57.4%
The measure “non-GAAP income from operations” is equal to GAAP income from operations once adjusted for amortization of acquired intangibles and acquisition-related expenses. Non-GAAP income from operations is reconciled with GAAP income from operations below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
GAAP income from operations	$280,194	$248,711	$555,932	$510,624
Amortization of acquired intangibles - cost of sales	7,305	11,231	13,680	22,289
Amortization of acquired intangibles - operating expenses	9,563	7,738	17,513	15,445
Acquisition-related expenses	8,412	—	9,157	—
Non-GAAP income from operations	$305,474	$267,680	$596,282	$548,358
The measure “non-GAAP net income” is equal to GAAP net income once adjusted for amortization of acquired intangibles (net of tax), acquisition related expenses (net of tax) and reserve for disputed tax positions. The measure “non-GAAP diluted earnings per share” is the ratio of non-GAAP net income to diluted shares outstanding. These non-GAAP measures

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
are reconciled to their most directly comparable GAAP financial measures below (in thousands, except for per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
GAAP net income	$224,914	$201,751	$435,392	$405,364
Amortization of acquired intangibles - cost of sales, net of tax	5,494	8,564	10,329	16,999
Amortization of acquired intangibles - operating expenses, net of tax	7,192	5,901	13,222	11,780
Acquisition related expenses, net of tax	6,782	—	7,527	—
Reserve for disputed tax positions	—	—	—	4,111
Non-GAAP net income	$244,382	$216,216	$466,470	$438,254
Diluted shares outstanding	147,405	147,040	147,367	147,044
GAAP diluted earnings per share	$1.53	$1.37	$2.95	$2.76
Non-GAAP diluted earnings per share	$1.66	$1.47	$3.17	$2.98
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
Our future capital requirements will depend on many factors including our growth rate in net revenue, third-party reimbursement of our products for our customers, the timing and extent of spending to support research development efforts, the expansion of selling, general and administrative activities, the timing of introductions of new products, and the expenditures associated with possible future acquisitions, investments or other business combination transactions. As we assess inorganic growth strategies, we may need to supplement our internally generated cash flow with outside sources. If we are required to access the debt market, we believe that we will be able to secure reasonable borrowing rates. As part of our liquidity strategy, we will continue to monitor our current level of earnings and cash flow generation as well as our ability to access the market considering those earning levels.
As of December 31, 2022 and June 30, 2022, we had cash and cash equivalents of $253.2 million and $273.7 million, respectively. Our cash and cash equivalents held within the United States at December 31, 2022 and June 30, 2022 were $72.6 million and $70.0 million, respectively. Our remaining cash and cash equivalent balances at December 31, 2022 and June 30, 2022, were $180.6 million and $203.7 million, respectively. Our cash and cash equivalent balances are held at highly rated financial institutions.
As of December 31, 2022, we had $390.0 million available for draw down under the revolver credit facility and a combined total of $643.2 million in cash and available liquidity under the revolving credit facility.
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
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
additional amount equal to the greater of $1,000.0 million and 1.00 times the EBITDA for the trailing twelve-month measurement period. Additionally, on June 29, 2022, ResMed Pty Limited entered into a Second Amendment to the Syndicated Facility Agreement (the “Term Credit Agreement”). The Term Credit Agreement, among other things, provides ResMed Limited a senior unsecured term credit facility of $195.0 million. The Revolving Credit Agreement and Term Credit Agreement each terminate on June 29, 2027, when all unpaid principal and interest under the loans must be repaid. As of December 31, 2022, we had $390.0 million available for draw down under the revolving credit facility.
On July 10, 2019, we entered into a Note Purchase Agreement with the purchasers to that agreement, in connection with the issuance and sale of $250.0 million principal amount of our 3.24% senior notes due July 10, 2026, and $250.0 million principal amount of our 3.45% senior notes due July 10, 2029 (“Senior Notes”).
On December 31, 2022, there was a total of $1,805.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes. We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and debt facilities.
Cash Flow Summary
The following table summarizes our cash flow activity (in thousands):

	Six Months Ended December 31,
	2022	2021
Net cash provided by operating activities	$173,298	$154,222
Net cash used in investing activities	(1,085,218)	(125,182)
Net cash (used in) / provided by financing activities	891,022	(125,004)
Effect of exchange rate changes on cash	387	(4,838)
Net decrease in cash and cash equivalents	$(20,511)	$(100,802)
Operating Activities
Cash provided by operating activities was $173.3 million for the six months ended December 31, 2022, compared to cash provided of $154.2 million for the six months ended December 31, 2021. The $19.1 million increase in cash flow from operations was primarily due to the payment of our tax settlement with the ATO of $284.8 million during the six months ended December 31, 2021, partially offset by greater purchases of inventory to secure adequate components for increasing sales demand and other net changes in working capital balances during the six months ended December 31, 2022 compared to the six months ended December 31, 2021.
Investing Activities
Cash used in investing activities was $1,085.2 million for the six months ended December 31, 2022, compared to cash used of $125.2 million for the six months ended December 31, 2021. The $960.0 million decrease in cash flow from investing activities was primarily due to cash used to acquire MEDIFOX DAN.
Financing Activities
Cash provided by financing activities was $891.0 million for the six months ended December 31, 2022, compared to cash used of $125.0 million for the six months ended December 31, 2021. The $1,016.0 million increase in cash flow from financing activities was primarily due to borrowing activity under our Revolving Credit Agreement in order to finance our acquisition of MEDIFOX DAN.
Dividends
During the three months ended December 31, 2022, we paid cash dividends of $0.44 per common share totaling $64.5 million. On January 26, 2023, our board of directors declared a cash dividend of $0.44 per common share, to be paid on March 16, 2023, to shareholders of record as of the close of business on February 9, 2023. Future dividends are subject to approval by our board of directors.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Common Stock
Since the inception of our share repurchase programs and through December 31, 2022, we have repurchased a total of 41.8 million shares for an aggregate of $1.6 billion. We have temporarily suspended our share repurchase program due to recent acquisitions and as a response to the COVID-19 pandemic. Accordingly, we did not repurchase any shares during the three months ended December 31, 2022 and 2021. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares of common stock outstanding used in calculating earnings (loss) per share. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. At December 31, 2022, 12.9 million additional shares can be repurchased under the approved share repurchase program.
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
In addition to the critical accounting policies and estimates previously disclosed in our Form 10-K for the fiscal year ended June 30, 2022, due to recent transactions and events, we also consider the following to be part of our critical accounting policies and estimates due to the high degree of judgment and complexity in its application:
Business Combinations. The MEDIFOX DAN acquisition was accounted for using the acquisition method of accounting, or acquisition accounting, in accordance with ASC Topic 805, Business Combinations. The acquisition method of accounting involved the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. This allocation process involves the use of estimates and assumptions made in connection with determining the fair value of assets acquired and liabilities assumed including cash flows expected to be derived from the use of the asset, the timing of such cash flows, the remaining useful life of assets and applicable discount rates. Acquisition accounting allows up to one year to obtain the information necessary to finalize the fair value of all assets acquired and liabilities assumed on the November 21, 2022 acquisition date. As of January 26, 2023, we have recorded a preliminary allocation of consideration to net tangible and intangible assets acquired, which is subject to revision as we obtain additional information necessary to complete the fair value studies and acquisition accounting.
In the event that actual results vary from the estimates or assumptions used in the valuation or allocation process, we may be required to record an impairment charge or an increase in depreciation or amortization in future periods, or both. Refer to Note 12, Business Combinations, to the accompanying condensed consolidated financial statements for additional information about accounting for the MEDIFOX DAN acquisition.
Recently Issued Accounting Pronouncements
See note 1 to the unaudited condensed consolidated financial statements for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.
Contractual Obligations and Commitments
Other than for purchase obligations, debt, interest on debt and    MEDIFOX DAN acquisition consideration, there have been no material changes outside the ordinary course of business in our outstanding contractual obligations from those disclosed

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.
Details of our purchase obligations, debt and associated interest as of December 31, 2022 were as follows:

		Payments Due by December 31,
	Total	2023	2024	2025	2026	2027	Thereafter
Purchase obligations	$1,682,235	$1,445,813	$222,034	$10,857	$326	$1,367	$1,838
Debt	1,805,000	10,000	10,000	10,000	260,000	1,265,000	250,000
Interest on debt	275,630	59,828	59,557	59,285	55,639	27,665	13,656
MEDIFOX DAN acquisition consideration (1)	—	—	—	—	—	—	—
Total	$3,762,865	$1,515,641	$291,591	$80,142	$315,965	$1,294,032	$265,494
(1)Refer to Note 12, Business Combinations, to the accompanying condensed consolidated financial statements for additional information about our acquisition of MEDIFOX DAN, which completed on November 21, 2022.
Off-Balance Sheet Arrangements
As of December 31, 2022, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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
Net Investment and Fair Value Hedging
On November 17, 2022, we executed foreign cross-currency swaps as net investment hedges and fair value hedges in designated hedging relationships with either the foreign denominated net asset balances or the foreign denominated intercompany loan as the hedged items. All derivatives are recorded at fair value as either an asset or liability. Cash flows associated with derivative instruments are presented in the same category on the consolidated statements of cash flows as the hedged item.
The purpose of the cross-currency swaps for the fair value hedge is to mitigate foreign currency risk associated with changes in spot rates on foreign denominated intercompany debt between USD and EUR. For these hedges, we excluded certain components from the assessment of hedge effectiveness that are not related to spot rates. For fair value hedges that qualify and are designated for hedge accounting, the change in fair value of the derivative is recorded in the same line item as the hedged item, Other, net, in the condensed consolidated statement of operations. The initial fair value of hedge components excluded from the assessment of effectiveness is recognized in the statement of operations under a systematic and rational method over the life of the hedging instrument and is presented in interest (expense) income, net. Any difference between the change in the fair value of the hedge components excluded from the assessment of effectiveness and the amounts recognized in earnings is recorded as a component of other comprehensive income.
The purpose of the cross-currency swaps for the net investment hedge is to mitigate foreign currency risk associated with changes in spot rates on the net asset balances of our foreign functional subsidiaries. For net investment hedges that qualify and are designated for hedge accounting, the change in fair value of the derivative is recorded in cumulative translation adjustment within other comprehensive loss and reclassified into earnings when the hedged net investment is either sold or substantially liquidated. The initial fair value of components excluded from the assessment of hedge effectiveness will be recognized in interest (expense) income, net.
The notional value of outstanding foreign cross-currency swaps was $1,028.8 million at December 31, 2022. These contracts mature at various dates prior to December 31, 2029.
Non-Designated Hedges
We transact business in various foreign currencies, including a number of major European currencies as well as the Australian and Singapore dollars. We have foreign currency exposure through both our Australian and Singapore manufacturing activities, and international sales operations. We have established a foreign currency hedging program using purchased foreign currency call options, collars and forward contracts to hedge foreign-currency-denominated financial assets, liabilities and manufacturing cash flows. The terms of such foreign currency hedging contracts generally do not exceed three years. The purpose of this hedging program is to economically manage the financial impact of foreign currency exposures denominated mainly in Euros, and Australian and Singapore dollars. Under this program, increases or decreases in our foreign currency denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments. We do not designate these foreign currency contracts as hedges. All movements in the fair value of the foreign currency instruments are recorded within other, net in our condensed consolidated statements of income.
The notional value of the outstanding non-designated hedges was $976.2 million and $602.0 million at December 31, 2022 and June 30, 2022, respectively. These contracts mature at various dates prior to June 30, 2024.

PART I – FINANCIAL INFORMATION	Item 3
RESMED INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk
Fair Values of Derivative Instruments
The table below provides information (in U.S. dollars) on our foreign currency denominated operating assets and liabilities and after considering our foreign currency hedging activities as of December 31, 2022 (in thousands):

	U.S. Dollar (USD)	Euro (EUR)	Canadian Dollar (CAD)	Chinese Yuan (CNY)
AUD Functional:
Net Assets/(Liabilities)	199,827	(84,420)	—	17,308
Foreign Currency Hedges	(210,000)	75,126	—	(11,579)
Net Total	(10,173)	(9,294)	—	5,729
USD Functional:
Net Assets/(Liabilities)	—	300,505	31,768	—
Foreign Currency Hedges	—	(300,505)	(18,464)	—
Net Total	—	—	13,304	—
SGD Functional:
Net Assets/(Liabilities)	522,056	57,915	—	1,235
Foreign Currency Hedges	(500,000)	(59,028)	—	—
Net Total	22,056	(1,113)	—	1,235

PART I – FINANCIAL INFORMATION	Item 3
RESMED INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk
The table below provides information about our material foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars, forward contracts and cross-currency swaps held at December 31, 2022. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

		Fair Value Assets / (Liabilities)
	Total	December 31, 2022	June 30, 2022
AUD/USD
Contract amount	210,000	2,216	(190)
Ave. contractual exchange rate	AUD 1 = USD 0.6756
AUD/Euro
Contract amount	128,788	(858)	(413)
Ave. contractual exchange rate	AUD 1 = EUR 0.6821
SGD/Euro
Contract amount	107,323	(1,464)	71
Ave. contractual exchange rate	SGD 1 = Euro 0.7177
SGD/USD
Contract amount	500,000	10,206	(1,172)
Ave. contractual exchange rate	SGD 1 = USD 0.7318
AUD/CNY
Contract amount	11,579	162	(37)
Ave. contractual exchange rate	AUD 1 = CNY 4.6449
USD/EUR
Contract amount	1,028,796	(36,578)	—
Ave. contractual exchange rate	USD 1 = EUR 1.0406
USD/CAD
Contract amount	18,464	913	(46)
Ave. contractual exchange rate	CAD 1 = USD 0.7751
Interest Rate Risk
We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At December 31, 2022, we held cash and cash equivalents of $253.2 million, principally comprised of bank term deposits and at-call accounts, and are invested at both short-term fixed interest rates and variable interest rates. At December 31, 2022, there was $1,305.0 million outstanding under the Revolving Credit Agreement and Term Credit Agreement, which are subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended December 31, 2022, would not have had a material impact on pretax income. We have no interest rate hedging agreements.
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
As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.
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
Item 1A    Risk Factors
The discussion of our business and operations should be read together with the risk factors and contained in our annual report on Form 10-K for the fiscal year ended June 30, 2022, which was filed with the SEC and describe various material risks and uncertainties to which we are or may become subject. As of December 31, 2022, there have been no further material changes to such risk factors.
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
We temporarily suspended our share repurchase program due to recent acquisitions and as a response to the COVID-19 pandemic. As a result, we did not repurchase any shares during the three months ended December 31, 2022. However, there is no expiration date for this program, and we may, at any time, elect to resume the share repurchase program as the circumstances allow. Since the inception of the share buyback programs, we have repurchased 41.8 million shares at a total cost of $1.6 billion. At December 31, 2022, 12.9 million additional shares of common stock can be repurchased under the approved share repurchase program.
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
101
The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, filed on January 26, 2023, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

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
January 26, 2023

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief financial officer
(Principal Financial Officer)