Form 10-Q
period 2023-03-31
RESMED INC
filed 2023-04-28
CIK 943819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At April 24, 2023 there were 146,930,660 shares of Common Stock ($0.004 par value) outstanding. This number excludes 41,836,234 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1
Item 1. Financial Statements
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In US$ and in thousands, except share and per share data)

	March 31, 2023	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$227,894	$273,710
Accounts receivable, net of allowances of $24,852 and $23,259 at March 31, 2023 and June 30, 2022, respectively	686,264	575,950
Inventories (note 3)	1,011,269	743,910
Prepaid expenses and other current assets (note 3)	412,388	337,908
Total current assets	2,337,815	1,931,478
Non-current assets:
Property, plant and equipment, net (note 3)	528,778	498,181
Operating lease right-of-use assets	127,508	132,314
Goodwill (note 4)	2,783,624	1,936,442
Other intangible assets, net (note 3)	569,678	345,944
Deferred income taxes	95,603	79,746
Prepaid taxes and other non-current assets	270,873	171,748
Total non-current assets	4,376,064	3,164,375
Total assets	$6,713,879	$5,095,853
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$161,896	$159,245
Accrued expenses	347,354	344,722
Operating lease liabilities, current	23,129	21,856
Deferred revenue	141,043	108,667
Income taxes payable (note 6)	78,368	44,893
Short-term debt, net (note 8)	9,901	9,916
Total current liabilities	761,691	689,299
Non-current liabilities:
Deferred revenue	108,875	95,455
Deferred income taxes	113,015	9,714
Operating lease liabilities, non-current	115,090	120,453
Other long-term liabilities	69,553	5,974
Long-term debt, net (note 8)	1,575,963	765,325
Long-term income taxes payable (note 6)	37,183	48,882
Total non-current liabilities	2,019,679	1,045,803
Total liabilities	2,781,370	1,735,102
Commitments and contingencies (note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $0.004 par value, 350,000,000 shares authorized; 188,760,643 issued and 146,924,409 outstanding at March 31, 2023 and 188,246,955 issued and 146,410,721 outstanding at June 30, 2022	588	586
Additional paid-in capital	1,728,997	1,682,432
Retained earnings	4,088,057	3,613,736
Treasury stock, at cost, 41,836,234 shares at March 31, 2023 and June 30, 2022	(1,623,256)	(1,623,256)
Accumulated other comprehensive loss	(261,877)	(312,747)
Total stockholders’ equity	3,932,509	3,360,751
Total liabilities and stockholders’ equity	$6,713,879	$5,095,853
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In US$ and in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net revenue - Sleep and Respiratory Care products	$980,116	$763,358	$2,741,541	$2,365,697
Net revenue - Software as a Service	136,782	101,142	359,395	297,693
Net revenue	1,116,898	864,500	3,100,936	2,663,390

Cost of sales - Sleep and Respiratory Care products	443,925	324,618	1,214,072	1,017,494
Cost of sales - Software as a Service	46,899	37,703	126,588	110,820
Cost of sales (exclusive of amortization shown separately below)	490,824	362,321	1,340,660	1,128,314

Amortization of acquired intangible assets - Sleep and Respiratory Care products	1,367	1,071	3,939	3,043
Amortization of acquired intangible assets - Software as a Service	6,955	9,911	18,062	30,228
Amortization of acquired intangible assets	8,322	10,982	22,001	33,271
Total cost of sales	499,146	373,303	1,362,661	1,161,585
Gross profit	617,752	491,197	1,738,275	1,501,805

Selling, general, and administrative	228,457	182,401	633,317	544,483
Research and development	76,436	66,801	209,498	189,258
Amortization of acquired intangible assets	12,188	7,730	29,701	23,175
Acquisition related expenses	—	—	9,157	—
Total operating expenses	317,081	256,932	881,673	756,916
Income from operations	300,671	234,265	856,602	744,889
Other income (loss), net:
Interest (expense) income, net	(14,964)	(5,462)	(32,436)	(16,770)
Loss attributable to equity method investments (note 5)	(183)	(2,627)	(5,037)	(5,927)
Gain (loss) on equity investments (note 5)	6,418	(1,735)	11,506	(527)
Other, net	(2,564)	1,878	(5,773)	729
Total other income (loss), net	(11,293)	(7,946)	(31,740)	(22,495)
Income before income taxes	289,378	226,319	824,862	722,394
Income taxes	56,878	47,307	156,970	138,018
Net income	$232,500	$179,012	$667,892	$584,376
Basic earnings per share (note 9)	$1.58	$1.22	$4.55	$4.00
Diluted earnings per share (note 9)	$1.58	$1.22	$4.53	$3.97
Dividend declared per share	$0.44	$0.42	$1.32	$1.26
Basic shares outstanding (000's)	146,914	146,240	146,681	145,969
Diluted shares outstanding (000's)	147,395	146,962	147,400	147,034
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In US$ and in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net income	$232,500	$179,012	$667,892	$584,376
Other comprehensive income (loss), net of taxes:
Unrealized losses on designated hedging instruments	(12,496)	—	(32,699)	—
Foreign currency translation (loss) gain adjustments	20,787	(1,046)	83,569	(30,654)
Comprehensive income	$240,791	$177,966	$718,762	$553,722
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In US$ and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2022	188,247	$586	$1,682,432	(41,836)	$(1,623,256)	$3,613,736	$(312,747)	$3,360,751
Common stock issued on exercise of options	45	—	2,610	—	—	—	—	2,610
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	3	—	(59)	—	—	—	—	(59)
Stock-based compensation costs	—	—	16,919	—	—	—	—	16,919
Other comprehensive income	—	—	—	—	—	—	(93,381)	(93,381)
Net income	—	—	—	—	—	210,478	—	210,478
Dividends declared ($0.44 per common share)	—	—	—	—	—	(64,431)	—	(64,431)
Balance, September 30, 2022	188,295	$586	$1,701,902	(41,836)	$(1,623,256)	$3,759,783	$(406,128)	$3,432,887
Common stock issued on exercise of options	77	—	5,120	—	—	—	—	5,120
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	265	1	(29,655)	—	—	—	—	(29,654)
Common stock issued on employee stock purchase plan	100	1	16,935	—	—	—	—	16,936
Stock-based compensation costs	—	—	16,464	—	—	—	—	16,464
Other comprehensive income	—	—	—	—	—	—	135,960	135,960
Net income	—	—	—	—	—	224,914	—	224,914
Dividends declared ($0.44 per common share)	—	—	—	—	—	(64,500)	—	(64,500)
Balance, December 31, 2022	188,737	$588	$1,710,766	(41,836)	$(1,623,256)	$3,920,197	$(270,168)	$3,738,127
Common stock issued on exercise of options	18	—	983	—	—	—	—	983
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	6	—	(584)	—	—	—	—	(584)
Stock-based compensation costs	—	—	17,832	—	—	—	—	17,832
Other comprehensive income	—	—	—	—	—	—	8,291	8,291
Net income	—	—	—	—	—	232,500	—	232,500
Dividends declared ($0.44 per common share)	—	—	—	—	—	(64,640)	—	(64,640)
Balance, March 31, 2023	188,761	$588	$1,728,997	(41,836)	$(1,623,256)	$4,088,057	$(261,877)	$3,932,509
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In US$ and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2021	187,485	$583	$1,622,199	(41,836)	$(1,623,256)	$3,079,640	$(193,487)	$2,885,679
Common stock issued on exercise of options	61	—	4,354	—	—	—	—	4,354
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	1	—	(195)	—	—	—	—	(195)
Stock-based compensation costs	—	—	17,303	—	—	—	—	17,303
Other comprehensive income (loss)	—	—	—	—	—	—	(23,516)	(23,516)
Net income	—	—	—	—	—	203,613	—	203,613
Dividends declared ($0.42 per common share)	—	—	—	—	—	(61,189)	—	(61,189)
Balance, September 30, 2021	187,547	$583	$1,643,661	(41,836)	$(1,623,256)	$3,222,064	$(217,003)	$3,026,049
Common stock issued on exercise of options	39	—	2,378	—	—	—	—	2,378
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	361	2	(49,832)	—	—	—	—	(49,830)
Common stock issued on employee stock purchase plan	101	—	16,723	—	—	—	—	16,723
Stock-based compensation costs	—	—	16,101	—	—	—	—	16,101
Other comprehensive income (loss)	—	—	—	—	—	—	(6,092)	(6,092)
Net income	—	—	—	—	—	201,751	—	201,751
Dividends declared ($0.42 per common share)	—	—	—	—	—	(61,245)	—	(61,245)
Balance, December 31, 2021	188,048	$585	$1,629,031	(41,836)	$(1,623,256)	$3,362,570	$(223,095)	$3,145,835
Common stock issued on exercise of options	49	—	2,814	—	—	—	—	2,814
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	5	—	(2,253)	—	—	—	—	(2,253)
Stock-based compensation costs	—	—	15,861	—	—	—	—	15,861
Other comprehensive income (loss)	—	—	—	—	—	—	(1,046)	(1,046)
Net income	—	—	—	—	—	179,012	—	179,012
Dividends declared ($0.42 per common share)	—	—	—	—	—	(61,419)	—	(61,419)
Balance, March 31, 2022	188,102	$585	$1,645,453	(41,836)	$(1,623,256)	$3,480,163	$(224,141)	$3,278,804
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In US$ and in thousands)

	Nine Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$667,892	$584,376
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,396	122,198
Amortization of right-of-use assets	23,967	26,636
Stock-based compensation costs	51,215	49,265
Loss attributable to equity method investments (note 5)	5,037	5,927
(Gain) loss on equity investments (note 5)	(11,506)	527
Changes in operating assets and liabilities:
Accounts receivable	(88,452)	98,158
Inventories	(255,091)	(209,476)
Prepaid expenses, net deferred income taxes and other current assets	(86,607)	(127,977)
Accounts payable, accrued expenses, income taxes payable and other	31,012	(277,973)
Net cash provided by operating activities	455,863	271,661
Cash flows from investing activities:
Purchases of property, plant and equipment	(85,223)	(106,192)
Patent registration and acquisition costs	(10,043)	(17,449)
Business acquisitions, net of cash acquired (note 12)	(1,011,225)	(35,915)
Purchases of investments (note 5)	(29,729)	(16,614)
Proceeds from exits of investments (note 5)	3,937	6,802
(Payments) / proceeds on maturity of foreign currency contracts	18,961	(5,309)
Net cash used in investing activities	(1,113,322)	(174,677)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	25,649	26,269
Taxes paid related to net share settlement of equity awards	(30,297)	(52,278)
Payments of business combination contingent consideration	(316)	—
Proceeds from borrowings, net of borrowing costs	1,070,000	160,000
Repayment of borrowings	(260,000)	(136,000)
Dividends paid	(193,571)	(183,853)
Net cash (used in) / provided by financing activities	611,465	(185,862)
Effect of exchange rate changes on cash	178	(4,631)
Net decrease in cash and cash equivalents	(45,816)	(93,509)
Cash and cash equivalents at beginning of period	273,710	295,278
Cash and cash equivalents at end of period	$227,894	$201,769
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$145,566	$432,268
Interest paid	$32,436	$16,770
Fair value of assets acquired, excluding cash	$359,730	$8,986
Liabilities assumed	(148,132)	(2,492)
Goodwill on acquisition	803,357	33,499
Previously held equity interest	—	(4,078)
Deferred payments	(874)	—
Fair value of contingent consideration	(2,856)	$—
Cash paid for acquisitions	$1,011,225	$35,915
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
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
The condensed consolidated financial statements for the three and nine months ended March 31, 2023 and March 31, 2022 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K (our “Form 10-K”) for the year ended June 30, 2022.
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
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Disaggregation of revenue
The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
U.S., Canada and Latin America
Devices	$372,071	$250,768	$1,057,141	$771,475
Masks and other	257,070	224,665	765,364	681,803
Total U.S., Canada and Latin America	$629,141	$475,433	$1,822,505	$1,453,278
Combined Europe, Asia and other markets
Devices	$235,818	$182,307	$611,123	$608,268
Masks and other	115,157	105,618	307,913	304,151
Total Combined Europe, Asia and other markets	$350,975	$287,925	$919,036	$912,419
Global revenue
Total Devices	$607,889	$433,075	$1,668,264	$1,379,743
Total Masks and other	372,227	330,283	1,073,277	985,954
Total Sleep and Respiratory Care	$980,116	$763,358	$2,741,541	$2,365,697

Software as a Service	136,782	101,142	359,395	297,693
Total	$1,116,898	$864,500	$3,100,936	$2,663,390
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
The following table summarizes our contract balances (in thousands):

	March 31, 2023	June 30, 2022	Balance sheet caption
Contract assets
Accounts receivable, net	$686,264	$575,950	Accounts receivable, net
Unbilled revenue, current	25,904	25,692	Prepaid expenses and other current assets
Unbilled revenue, non-current	9,700	8,840	Prepaid taxes and other non-current assets

Contract liabilities
Deferred revenue, current	(141,043)	(108,667)	Deferred revenue (current liabilities)
Deferred revenue, non-current	(108,875)	(95,455)	Deferred revenue (non-current liabilities)
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
Lease Revenue
We lease Sleep and Respiratory Care medical devices to customers primarily as a means to comply with local health insurer requirements in certain foreign geographies. Device rental contracts include operating leases, and contract terms vary by customer and include options to terminate or extend the contract. When lease contracts also include the sale of masks and accessories, we allocate contract consideration to those items on a relative standalone price basis and recognize revenue when control transfers to the customer. Operating lease revenue was $22.1 million and $66.2 million for the three and nine months ended March 31, 2023 and $19.8 million and $69.4 million for the three and nine months ended March 31, 2022.
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
We evaluate the performance of our segments based on net revenues and income from operations. The accounting policies of the segments are the same as those described in note 2 of our consolidated financial statements included in our Form 10-K for the fiscal year ended June 30, 2022. Segment net revenues and segment income from operations do not include inter-segment profits and revenue is allocated to a geographic area based on where the products are shipped to or where the services are performed.
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
The table below presents a reconciliation of net revenues and net operating profit by reportable segments (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net revenue by segment
Total Sleep and Respiratory Care	$980,116	$763,358	$2,741,541	$2,365,697
Software as a Service	136,782	101,142	359,395	297,693
Total	$1,116,898	$864,500	$3,100,936	$2,663,390

Depreciation and amortization by segment
Sleep and Respiratory Care	$21,201	$21,008	$59,501	$58,372
Software as a Service	2,375	1,863	6,385	5,421
Amortization of acquired intangible assets and corporate assets	20,780	19,435	52,510	58,405
Total	$44,356	$42,306	$118,396	$122,198

Net operating profit by segment
Sleep and Respiratory Care	$390,697	$315,055	$1,116,724	$976,520
Software as a Service	32,201	23,649	85,782	67,892
Total	$422,898	$338,704	$1,202,506	$1,044,412

Reconciling items
Corporate costs	$101,717	$85,727	$285,045	$243,077
Amortization of acquired intangible assets	20,510	18,712	51,702	56,446
Acquisition related expenses	—	—	9,157	—
Interest expense (income), net	14,964	5,462	32,436	16,770
Loss attributable to equity method investments	183	2,627	5,037	5,927
(Gain) loss on equity investments	(6,418)	1,735	(11,506)	527
Other, net	2,564	(1,878)	5,773	(729)
Income before income taxes	$289,378	$226,319	$824,862	$722,394

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(3)    Supplemental Balance Sheet Information
Components of selected captions in the condensed consolidated balance sheets consisted of the following (in thousands):

Inventories	March 31, 2023	June 30, 2022
Raw materials	$468,817	$355,225
Work in progress	3,530	3,077
Finished goods	538,922	385,608
Total inventories	$1,011,269	$743,910

Prepaid expenses and other current assets	March 31, 2023	June 30, 2022
Prepaid taxes	$117,762	$99,352
Prepaid inventories	139,116	107,291
Other prepaid expenses and current assets	155,510	131,265
Total prepaid expenses and other current assets	$412,388	$337,908

Property, Plant and Equipment	March 31, 2023	June 30, 2022
Property, plant and equipment, at cost	$1,183,878	$1,131,295
Accumulated depreciation and amortization	(655,100)	(633,114)
Property, plant and equipment, net	$528,778	$498,181

Other Intangible Assets	March 31, 2023	June 30, 2022
Developed/core product technology	$402,043	$350,671
Accumulated amortization	(260,957)	(239,647)
Developed/core product technology, net	141,086	111,024
Customer relationships	442,909	257,034
Accumulated amortization	(114,636)	(91,731)
Customer relationships, net	328,273	165,303
Other intangibles	240,665	204,580
Accumulated amortization	(140,346)	(134,963)
Other intangibles, net	100,319	69,617
Total other intangibles, net	$569,678	$345,944
Intangible assets consist of developed/core product technology, trade names, non-compete agreements, customer relationships, and patents, which we amortize over the estimated useful life of the assets, generally between two years to fifteen years. There are no expected residual values related to these intangible assets.
(4)    Goodwill
A reconciliation of changes in our goodwill by reportable segment is as follows (in thousands):

	Nine Months Ended March 31, 2023
	Sleep and Respiratory Care	SaaS	Total
Balance at the beginning of the period	$641,724	$1,294,718	$1,936,442
Business acquisitions	19,281	784,076	803,357
Foreign currency translation adjustments	8,691	35,134	43,825
Balance at the end of the period	$669,696	$2,113,928	$2,783,624

PART I – FINANCIAL INFORMATION	Item 1
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
Equity investments by measurement category were as follows (in thousands):

Measurement category	March 31, 2023	June 30, 2022
Fair value	$12,115	$9,167
Measurement alternative	70,640	39,290
Equity method	67,697	9,918
Total	$150,452	$58,375
The following tables show a reconciliation of the changes in our equity investments (in thousands):

	Nine Months Ended March 31, 2023
	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$39,290	$9,167	$9,918	$58,375
Additions to investments (1)	21,738	4,991	60,233	86,962
Observable price adjustments on non-marketable equity securities	12,612	—	—	12,612
Unrealized losses on marketable equity securities	—	(2,043)	—	(2,043)
Realized gains on marketable and non-marketable equity securities	3,937	—	—	3,937
Proceeds from exits of investments	(3,937)	—	—	(3,937)
Impairment of investments	(3,000)	—	—	(3,000)
Loss attributable to equity method investments	—	—	(5,037)	(5,037)
Foreign currency translation adjustments	—	—	2,583	2,583
Carrying value at the end of the period	$70,640	$12,115	$67,697	$150,452
(1)Includes additions from purchases and an equity method investment acquired and measured at fair value via our acquisition of MEDIFOX DAN. Refer to Note 12 herein.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended March 31, 2022
	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$23,002	$29,084	$17,154	$69,240
Net additions (reductions) to investments (2)	7,665	(3,202)	1,250	5,713
Observable price adjustments on non-marketable equity securities	5,367	—	—	5,367
Unrealized losses on marketable equity securities	—	(9,666)	—	(9,666)
Realized gains on marketable and non-marketable equity securities	2,355	1,626	—	3,981
Impairment of investments	(209)	—	—	(209)
Loss attributable to equity method investments	—	—	(5,927)	(5,927)
Carrying value at the end of the period	$38,180	$17,842	$12,477	$68,499
(2)Includes additions from purchases, reductions due to exits of securities, or reclassifications due to our acquisition of an investee in which we held a prior equity interest.
Net unrealized gains recognized for equity investments in non-marketable and marketable securities held as of March 31, 2023 for the three and nine months ended March 31, 2023 were $2.5 million and $7.6 million. Net unrealized losses recognized for equity investments in non-marketable and marketable securities held as of March 31, 2022 for the three and nine months ended March 31, 2022 were $1.7 million and $4.5 million.
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
(7)    Product Warranties
Changes in the liability for warranty costs, which is included in accrued expenses in our condensed consolidated balance sheets, are as follows (in thousands):

	Nine Months Ended March 31,
	2023	2022
Balance at the beginning of the period	$25,889	$22,032
Warranty accruals for the period	9,368	14,653
Warranty costs incurred for the period	(9,561)	(9,689)
Foreign currency translation adjustments	144	41
Balance at the end of the period	$25,840	$27,037

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(8)    Debt
Debt consisted of the following (in thousands):

	March 31, 2023	June 30, 2022
Short-term debt	$10,000	$10,000
Deferred borrowing costs	(99)	(84)
Short-term debt, net	$9,901	$9,916

Long-term debt	$1,580,000	$770,000
Deferred borrowing costs	(4,037)	(4,675)
Long-term debt, net	$1,575,963	$765,325
Total debt	$1,585,864	$775,241
Credit Facility
On June 29, 2022, we entered into a second amended and restated credit agreement (the “Revolving Credit Agreement”), as borrower, with lenders MUFG Union Bank, N.A., as administrative agent, joint lead arranger, sole book runner, swing line lender and letter of credit issuer, Westpac Banking Corporation, as syndication agent and joint lead arranger, HSBC Bank USA, National Association, as syndication agent and joint lead arranger, and Wells Fargo Bank, National Association, as documentation agent. The Revolving Credit Agreement, among other things, provided a senior unsecured revolving credit facility of $1,500.0 million, with an uncommitted option to increase the revolving credit facility by an additional amount equal to the greater of $1,000.0 million or 1.0 times the EBITDA (as defined in the Revolving Credit Agreement) for the trailing twelve-month measurement period. The Revolving Credit Agreement amends and restates that certain Amended and Restated Credit Agreement, dated as of April 17, 2018, among ResMed, MUFG Union Bank, N.A., Westpac Banking Corporation and the lenders party thereto.
Additionally, on June 29, 2022, ResMed Pty Limited entered into a Second Amendment to the Syndicated Facility Agreement and First Amendment to Unconditional Guaranty Agreement (the “Term Credit Agreement”), as borrower, with lenders MUFG Union Bank, N.A., as administrative agent, joint lead arranger and joint book runner, and Westpac Banking Corporation, as syndication agent, joint lead arranger and joint book runner, which amends that certain Syndicated Facility Agreement dated as of April 17, 2018. The Term Credit Agreement, among other things, provides ResMed Pty Limited a senior unsecured term credit facility of $200.0 million.
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
The Revolving Credit Agreement and Term Credit Agreement each terminate on June 29, 2027, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $5.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to the Adjusted Term SOFR (as defined in the Revolving Credit Facility) plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). At March 31, 2023, the interest rate that was being charged on the outstanding principal amounts was 5.8%. An applicable commitment fee of 0.075% to 0.150% (depending on the then-applicable leverage ratio) applies on the unused portion of the revolving credit facility. As of March 31, 2023, we had $605.0 million available for draw down under the revolving credit facility.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As the Revolving Credit and Term Credit Agreements’ interest rate is calculated as Adjusted Term SOFR plus the spreads described above, its carrying amount is equivalent to its fair value as at March 31, 2023 and June 30, 2022, which was $1,090.0 million and $280.0 million, respectively.
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
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As of March 31, 2023 and June 30, 2022, the Senior Notes had a carrying amount of $500.0 million, excluding deferred borrowing costs, and an estimated fair value of $471.5 million and $477.7 million, respectively. Quoted market prices in active markets for similar liabilities based inputs (Level 2) were used to estimate fair value.
At March 31, 2023, we were in compliance with our debt covenants and there was $1,590.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes.
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
The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 403,736 and 307,368 for the three months ended March 31, 2023 and 2022, respectively, and 290,639 and 52,599 for the nine months ended March 31, 2023 and 2022, respectively, as the effect would have been anti-dilutive.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Basic and diluted earnings per share are calculated as follows (in thousands except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Numerator:
Net income	$232,500	$179,012	$667,892	$584,376
Denominator:
Basic weighted-average common shares outstanding	146,914	146,240	146,681	145,969
Effect of dilutive securities:
Stock options and restricted stock units	481	722	719	1,065
Diluted weighted average shares	147,395	146,962	147,400	147,034
Basic earnings per share	$1.58	$1.22	$4.55	$4.00
Diluted earnings per share	$1.58	$1.22	$4.53	$3.97
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
On June 2, 2021, New York University ("NYU") filed a complaint for patent infringement in the United States District Court, District of Delaware against ResMed Inc., case no. 1:21-cv-00813 (JPM). The complaint alleges that the AutoSet or AutoRamp features of ResMed’s AirSense 10 AutoSet flow generators infringe one or more claims of various NYU patents, including U.S. Patent Nos. 6,988,994; 9,108,009; 9,168,344; 9,427,539; 9,533,115; 9,867,955; and 10,384,024. According to the complaint, the NYU patents are directed to systems and methods for diagnosis and treating sleeping disorders during different sleep states. The complaint seeks monetary damages and attorneys’ fees. We answered the complaint on September 30, 2021 and filed a motion to dismiss the complaint on the basis that the patents are invalid because the subject matter of the patents is not patentable under the Supreme Court and Federal Circuit precedent. The motion to dismiss was granted in part and denied in part. We have also requested that the court dismiss the case based on NYU’s license of the patents to Fisher & Paykel and Fisher & Paykel’s prior settlement with us; that request is pending. In December 2022, the Patent Trial and Appeals Board (“PTAB”) of the Patent and Trademark Office granted our request to review the validity of the claims in the patents asserted by NYU against us, determining that there is a reasonable likelihood that we will prevail. The PTAB’s final written decisions on the validity of the asserted claims is expected by December 2023. On April 10, 2023, the district court granted our request to stay the case pending the PTAB’s decision on the validity of the patents asserted by NYU.
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
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
court for further proceedings. We were not a party to the ITC investigation, and we are not a party to the district court cases, but we sell products that incorporate some of the communications modules at issue in the district court case.
On June 16, 2022, Cleveland Medical Devices Inc. ("Cleveland Medical") filed suit for patent infringement against ResMed Inc. in the United States District Court for the District of Delaware, case no. 1:22-cv-00794. Cleveland Medical asserts that numerous ResMed connected devices, when combined with certain ResMed data platforms and/or software, including AirView and ResScan, infringe one or more of eight Cleveland Medical patents, including U.S. Patent Nos. 10,076,269; 10,426,399; 10,925,535; 11,064,937; 10,028,698; 10,478,118; 11,202,603; and 11,234,637. We have moved to dismiss the action because Cleveland Medical sued the wrong ResMed entity. We have also moved to dismiss all claims based on U.S. Patent No. 10,076,269, as well as indirect and willful infringement allegations as to the remaining patents asserted against ResMed; that motion is pending. On March 23, 2023, we filed a petition with the Patent Trial and Appeals Board (“PTAB”) of the Patent and Trademark Office seeking review of the validity of Cleveland Medical U.S. Patent 10,076,269. The PTAB will decide whether to review the validity of the ‘269 patent by September 2023. The parties are engaged in discovery in the Delaware action. The case is set for trial in August 2024.
On March 23, 2023, ResMed Corp. filed suit in the Southern District of California, case no. 23-cv-00500-TWR-JLB, seeking a declaration that it does not infringe U.S. patent number 11,602,284 recently issued to Cleveland Medical.
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
During the nine months ended March 31, 2023 and March 31, 2022, receivables sold with limited recourse were $131.8 million and $126.2 million, respectively. As of March 31, 2023, the maximum exposure on outstanding receivables sold with recourse and the associated contingent provision were $29.7 million and $1.0 million, respectively. As of June 30, 2022, the maximum exposure on outstanding receivables sold with recourse and contingent provision were $24.2 million and $2.1 million, respectively.
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
The notional value of outstanding foreign cross-currency swaps was $1,042.2 million at March 31, 2023. These contracts mature at various dates prior to December 31, 2029.
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
The notional value of the outstanding non-designated hedges was $1,080.9 million and $602.0 million at March 31, 2023 and June 30, 2022, respectively. These contracts mature at various dates prior to December 15, 2024.
Fair Values of Derivative Instruments
The following table presents our assets and liabilities related to derivative instruments on a gross basis within the condensed consolidated balance sheets (in thousands):

	March 31, 2023	June 30, 2022	Balance Sheet Caption
Derivative Assets
Not Designated as Hedging Instruments
Foreign currency hedging instruments	$4,547	$151	Prepaid expenses and other current assets
Foreign currency hedging instruments	903	9	Prepaid taxes and other non-current assets
Total derivative assets	$5,450	$160
Derivative Liabilities
Designated as Hedging Instruments
Foreign cross-currency swaps – Fair Value Hedge	$18,191	$—	Other long-term liabilities
Foreign cross-currency swaps – Net Investment Hedge	37,321	—	Other long-term liabilities
Not Designated as Hedging Instruments
Foreign currency hedging instruments	4,607	1,947	Accrued expenses
Foreign currency hedging instruments	1,469	—	Other long-term liabilities
Total derivative liabilities	$61,588	$1,947

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Fair Value Hedge Gains (Losses)
We recognized the following gains (losses) on the foreign cross currency swaps designated as fair value hedges (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Gain (loss) recognized in other comprehensive income (loss)	$(524)	$—	$(5,134)	$—
Gain (loss) recognized on cross-currency swap in interest (expense) income, net (amount excluded from effectiveness testing)	754	—	1,601	—
Gain (loss) recognized on cross-currency swap in other, net	(3,920)	—	(13,057)	—
Gain (loss) recognized on intercompany debt in other, net	3,920	—	13,057	—
Net Investment Hedge Gains (Losses)
We recognized the following gains (losses) on the foreign cross currency swaps designated as net investment hedges (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Gain (loss) recognized in cumulative translation adjustment within other comprehensive income (loss)	$(14,490)	$—	$(37,321)	$—
Gain (loss) recognized from the excluded components in interest (expense) income, net	1,910	—	4,036	—
Non-designated Derivative Gains (Losses)
We recognized the following gains (losses) in the condensed consolidated statement of operations on derivatives not designated as hedging instruments (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Gain (loss) recognized on foreign currency hedging instruments in other, net	$(69)	$(327)	$19,499	$(4,327)
Gain (loss) recognized on other foreign-currency-denominated transactions in other, net	(2,914)	2,052	(25,619)	4,587
Total	$(2,983)	$1,725	$(6,120)	$260
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
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The total purchase price was allocated to MEDIFOX DAN's tangible and identifiable intangible assets and liabilities based upon preliminary estimated fair values as of the November 21, 2022 closing date, as follows (in thousands):

	Preliminary	Intangible assets - useful life
Cash	$7,372
Accounts receivable	16,096
Property, plant and equipment	7,731
Equity method investment	57,298
Other assets	18,523
Accounts payable and accrued expenses	(19,358)
Deferred revenue	(18,349)
Other liabilities	(11,623)
Identifiable intangible assets:
Developed technology	43,081	6 - 7 years
Customer relationships	175,445	11 - 13 years
Trade names	32,050	10 years
Deferred tax liabilities	(94,826)
Goodwill	784,076
Purchase price	$997,516
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
We did not incur material acquisition related expenses during the three months ended March 31, 2023. During the nine months ended March 31, 2022, we recorded acquisition related expenses of $9.2 million related to the MEDIFOX DAN acquisition. We did not have material acquisition related expenses during the three and nine months ended March 31, 2022.

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
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following is an overview of our results of operations for the three and nine months ended March 31, 2023. Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes included in this report.
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
We are committed to ongoing investment in research and development and product enhancements. During the three months ended March 31, 2023, we invested $76.4 million on research and development activities, which represents 6.8% of net revenues, with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs. During the three months ended March 31, 2023, we continued the launch of AirSense 11, which introduces new features such as a touch screen, algorithms for patients new to therapy and digital enhancements and over-the-air update capabilities as well as continued our global offering of devices including Card-to-Cloud ("C2C") versions of our prior model AirSense 10 and AirCurve 10 products that do not incorporate a communications module. We introduced these C2C models to address the backlog of patients waiting for therapy with our devices due to the global semiconductor supply shortage. Due to multiple acquisitions, including Brightree in April 2016, HEALTHCAREfirst in July 2018, MatrixCare in November 2018, and MEDIFOX DAN in November 2022, our operations include out-of-hospital software platforms designed to support the professionals and caregivers who help people stay healthy in the home or care setting of their choice. These platforms comprise our SaaS business. These products, our cloud-based remote monitoring and therapy management system, and a robust product pipeline, should continue to provide us with a strong platform for future growth.
We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry (“Sleep and Respiratory Care”) and the supply of business management software as a service to out-of-hospital health providers (“SaaS”).
Net revenue for the three months ended March 31, 2023 was $1,116.9 million, an increase of 29% compared to the three months ended March 31, 2022. Gross margin was 55.3% for the three months ended March 31, 2023 compared to 56.8% for the three months ended March 31, 2022. Diluted earnings per share was $1.58 for the three months ended March 31, 2023, compared to diluted earnings per share of $1.22 for the three months ended March 31, 2022.
At March 31, 2023, our cash and cash equivalents totaled $227.9 million, our total assets were $6.7 billion and our stockholders’ equity was $3.9 billion.
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
Results of Operations
Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Net Revenue
Net revenue for the three months ended March 31, 2023 increased to $1,116.9 million from $864.5 million for the three months ended March 31, 2022, an increase of $252.4 million or 29% (a 31% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Three Months Ended March 31,		% Change	Constant Currency*
	2023	2022
U.S., Canada and Latin America
Devices	$372,071	$250,768	48%
Masks and other	257,070	224,665	14
Total U.S., Canada and Latin America	$629,141	$475,433	32
Combined Europe, Asia and other markets
Devices	$235,818	$182,307	29%	36%
Masks and other	115,157	105,618	9	15
Total Combined Europe, Asia and other markets	$350,975	$287,925	22	28
Global revenue
Total Devices	$607,889	$433,075	40%	43%
Total Masks and other	372,227	330,283	13	15
Total Sleep and Respiratory Care	$980,116	$763,358	28	31

Software as a Service	136,782	101,142	35
Total	$1,116,898	$864,500	29	31
*Constant currency numbers exclude the impact of movements in international currencies.
Sleep and Respiratory Care
Net revenue from our Sleep and Respiratory Care business for the three months ended March 31, 2023 was $980.1 million, an increase of 28% compared to net revenue for the three months ended March 31, 2022. Movements in international currencies against the U.S. dollar negatively impacted net revenue by approximately $19.6 million for the three months ended March 31, 2023. Excluding the impact of currency movements, total Sleep and Respiratory Care net revenue for the three months ended March 31, 2023 increased by 31% compared to the three months ended March 31, 2022. The increase in net revenue associated with our devices was primarily attributable to increased demand as well as reduced competitive supply. The increase in masks was primarily due to an increase in unit sales.
Net revenue from our Sleep and Respiratory Care business in the U.S., Canada and Latin America for the three months ended March 31, 2023 increased to $629.1 million from $475.4 million for the three months ended March 31, 2022, an increase of $153.7 million or 32%. The increase in devices was primarily attributable to increased demand as well as reduced competitive supply. The increase in masks was primarily due to an increase in unit sales.
Net revenue in combined Europe, Asia and other markets increased for the three months ended March 31, 2023 to $351.0 million from $287.9 million for the three months ended March 31, 2022, an increase of $63.1 million or 22% (a 28% increase on a constant currency basis). The constant currency increase in device sales in combined Europe, Asia and other was primarily attributable to increased demand as well as reduced competitive supply. The increase in masks was primarily due to an increase in unit sales.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net revenue from devices for the three months ended March 31, 2023 increased to $607.9 million from $433.1 million for the three months ended March 31, 2022, an increase of $174.8 million or 40%, including an increase of 48% in the U.S., Canada and Latin America and an increase of 29% in combined Europe, Asia and other markets (a 36% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the three months ended March 31, 2023 increased by 43%.
Net revenue from masks and other for the three months ended March 31, 2023 increased to $372.2 million from $330.3 million for the three months ended March 31, 2022, an increase of $41.9 million or 13%, including an increase of 14% in the U.S., Canada and Latin America and an increase of 9% in combined Europe, Asia and other markets (a 15% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales for the three months ended March 31, 2023 increased by 15%.
Software as a Service
Net revenue from our SaaS business for the three months ended March 31, 2023 increased to $136.8 million from $101.1 million for the three months ended March 31, 2022, an increase of $35.6 million or 35%. The increase was predominantly due to our recent acquisition of MEDIFOX DAN, which was acquired on November 21, 2022. Excluding the MEDIFOX DAN acquisition, SaaS revenue increased 9% and was driven by continued growth in the HME vertical within our SaaS business.
Nine Months Ended March 31, 2023 Compared to the Nine Months Ended March 31, 2022
Net Revenue
Net revenue for the nine months ended March 31, 2023 increased to $3,100.9 million from $2,663.4 million for the nine months ended March 31, 2022, an increase of $437.5 million or 16% (a 20% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Nine Months Ended March 31,		% Change	Constant Currency*
	2023	2022
U.S., Canada and Latin America
Devices	$1,057,141	$771,475	37%
Masks and other	765,364	681,803	12
Total U.S., Canada and Latin America	$1,822,505	$1,453,278	25
Combined Europe, Asia and other markets
Devices	$611,123	$608,268	Nil%	9%
Masks and other	307,913	304,151	1	12
Total Combined Europe, Asia and other markets	$919,036	$912,419	1	10
Global revenue
Total Devices	$1,668,264	$1,379,743	21%	25%
Total Masks and other	1,073,277	985,954	9	12
Total Sleep and Respiratory Care	$2,741,541	$2,365,697	16	20

Software as a Service	359,395	297,693	21
Total	$3,100,936	$2,663,390	16	20
Sleep and Respiratory Care
Net revenue from our Sleep and Respiratory Care business for the nine months ended March 31, 2023 was $2,741.5 million, an increase of 16% compared to net revenue for the nine months ended March 31, 2022. Movements in international currencies against the U.S. dollar negatively impacted net revenue by approximately $92.5 million for the nine months ended March 31, 2023. Excluding the impact of currency movements, total Sleep and Respiratory Care net revenue for the nine months ended March 31, 2023 increased by 20% compared to the nine months ended March 31, 2022. The increase in net revenue associated with our devices was primarily attributable to increased demand, reduced

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
competitive supply, and incremental sales of the C2C devices. The increase in masks was primarily due to an increase in unit sales.
Net revenue from our Sleep and Respiratory Care business in the U.S., Canada and Latin America for the nine months ended March 31, 2023 increased to $1,822.5 million from $1,453.3 million for the nine months ended March 31, 2022, an increase of $369.2 million or 25%. The increase in net revenue associated with our devices was primarily attributable to increased demand, reduced competitive supply, and incremental sales of the C2C devices. The increase in masks was primarily due to an increase in unit sales.
Net revenue in combined Europe, Asia and other markets increased for the nine months ended March 31, 2023 to $919.0 million from $912.4 million for the nine months ended March 31, 2022, an increase of $6.6 million or 1% (a 10% increase on a constant currency basis). The constant currency increase in device sales in combined Europe, Asia and other was primarily attributable to increased demand as well as reduced competitive supply. The increase in masks was primarily due to an increase in unit sales.
Net revenue from devices for the nine months ended March 31, 2023 increased to $1,668.3 million from $1,379.7 million for the nine months ended March 31, 2022, an increase of $288.5 million or 21%, including an increase of 37% in the U.S., Canada and Latin America and consistent sales in combined Europe, Asia and other markets (a 9% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the nine months ended March 31, 2023 increased by 25%.
Net revenue from masks and other for the nine months ended March 31, 2023 increased to $1,073.3 million from $986.0 million for the nine months ended March 31, 2022, an increase of $87.3 million or 9%, including an increase of 12% in the U.S., Canada and Latin America and an increase of 1% in combined Europe, Asia and other markets (a 12% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales increased by 12%, compared to the nine months ended March 31, 2022.
Software as a Service
Net revenue from our SaaS business for the nine months ended March 31, 2023 increased to $359.4 million from $297.7 million for the nine months ended March 31, 2022, an increase of $61.7 million or 21%. The increase was predominantly due to our recent acquisition of MEDIFOX DAN, which was acquired on November 21, 2022. Excluding the MEDIFOX DAN acquisition, SaaS revenue increased 8% and was driven by continued growth in the HME vertical within our SaaS business.
Gross Profit and Gross Margin
Gross profit increased for the three months ended March 31, 2023 to $617.8 million from $491.2 million for the three months ended March 31, 2022, an increase of $126.6 million or 26%. Gross margin, which is gross profit as a percentage of net revenue, for the three months ended March 31, 2023 was 55.3% compared to 56.8% for the three months ended March 31, 2022.
The decrease in gross margin for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was due primarily to unfavorable product mix, higher component costs, and higher warehouse related costs, partially offset by increases in average selling prices and a decrease in the amortization of acquired intangible assets.
Gross profit increased for the nine months ended March 31, 2023 to $1,738.3 million from $1,501.8 million for the nine months ended March 31, 2022, an increase of $236.5 million or 16%. Gross margin for the nine months ended March 31, 2023 was 56.1% compared to 56.4% for the nine months ended March 31, 2022.
The decrease in gross margin for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022 was due primarily to unfavorable product mix, higher component costs, higher warehouse related costs, and unfavorable foreign currency movements, partially offset by increases in average selling prices and a decrease in the amortization of acquired intangible assets.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operating Expenses
The following table summarizes our operating expenses (in thousands):

	Three Months Ended March 31,		Change	% Change	Constant Currency
	2023	2022
Selling, general, and administrative	$228,457	$182,401	$46,056	25%	28%
as a % of net revenue	20.5%	21.1%
Research and development	76,436	66,801	9,635	14%	16%
as a % of net revenue	6.8%	7.7%
Amortization of acquired intangible assets	12,188	7,730	4,458	58%	56%

	Nine Months Ended March 31,		Change	% Change	Constant Currency
	2023	2022
Selling, general, and administrative	$633,317	$544,483	$88,834	16%	21%
as a % of net revenue	20.4%	20.4%
Research and development	209,498	189,258	20,240	11%	13%
as a % of net revenue	6.8%	7.1%
Amortization of acquired intangible assets	29,701	23,175	6,526	28%	28%
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased for the three months ended March 31, 2023 to $228.5 million from $182.4 million for the three months ended March 31, 2022, an increase of $46.1 million or 25%. Selling, general, and administrative expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $5.5 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general, and administrative expenses for the three months ended March 31, 2023 increased by 28% compared to the three months ended March 31, 2022. As a percentage of net revenue, selling, general, and administrative expenses were 20.5% for the three months ended March 31, 2023, compared to 21.1% for the three months ended March 31, 2022.
The constant currency increase in selling, general, and administrative expenses during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to increases in employee-related costs, increases in travel and entertainment expenses, and additional expenses associated with the consolidation of recent acquisitions.
Selling, general, and administrative expenses increased for the nine months ended March 31, 2023 to $633.3 million from $544.5 million for the nine months ended March 31, 2022, an increase of $88.8 million or 16%. Selling, general, and administrative expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $25.7 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general, and administrative expenses for the nine months ended March 31, 2023 increased by 21% compared to the nine months ended March 31, 2022. As a percentage of net revenue, selling, general, and administrative expenses were 20.4% for the nine months ended March 31, 2023, compared to 20.4% for the nine months ended March 31, 2022.
The constant currency increase in selling, general, and administrative expenses during the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022 was primarily due to increases in employee-related costs, increases in travel and entertainment expenses, and additional expenses associated with the consolidation of recent acquisitions.
Research and Development Expenses
Research and development expenses increased for the three months ended March 31, 2023 to $76.4 million from $66.8 million for the three months ended March 31, 2022, an increase of $9.6 million, or 14%. Research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
our expenses by approximately $1.2 million for the three months ended March 31, 2023, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses increased by 16% compared to the three months ended March 31, 2022. As a percentage of net revenue, research and development expenses were 6.8% for the three months ended March 31, 2023 compared to 7.7% for the three months ended March 31, 2022.
The increase in research and development expenses in constant currency terms was primarily due to increased investment in our digital health technologies and SaaS solutions as well as additional expenses associated with the consolidation of recent acquisitions.
Research and development expenses increased for the nine months ended March 31, 2023 to $209.5 million from $189.3 million for the nine months ended March 31, 2022, an increase of $20.2 million, or 11%. Research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $5.0 million for the nine months ended March 31, 2023, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses increased by 13% compared to the nine months ended March 31, 2022. As a percentage of net revenue, research and development expenses were 6.8% for the nine months ended March 31, 2023, compared to 7.1% for the nine months ended March 31, 2022.
The increase in research and development expenses in constant currency terms was primarily due to increased investment in our digital health technologies and SaaS solutions as well as additional expenses associated with the consolidation of recent acquisitions.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets for the three months ended March 31, 2023 totaled $12.2 million compared to $7.7 million for the three months ended March 31, 2022. The increase in amortization expense was primarily attributable to our acquisition of MEDIFOX DAN.
Amortization of acquired intangible assets for the nine months ended March 31, 2023 totaled $29.7 million compared to $23.2 million for the nine months ended March 31, 2022. The increase in amortization expense was primarily attributable to our acquisition of MEDIFOX DAN.
Total Other Income (Loss), Net
The following table summarizes our other income (loss) (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Interest (expense) income, net	$(14,964)	$(5,462)	$(9,502)
Loss attributable to equity method investments	(183)	(2,627)	2,444
Gain (loss) on equity investments	6,418	(1,735)	8,153
Other, net	(2,564)	1,878	(4,442)
Total other income (loss), net	$(11,293)	$(7,946)	$(3,347)

	Six Months Ended December 31,
	2022	2021	Change
Interest (expense) income, net	$(32,436)	$(16,770)	$(15,666)
Loss attributable to equity method investments	(5,037)	(5,927)	890
Gain (loss) on equity investments	11,506	(527)	12,033
Other, net	(5,773)	729	(6,502)
Total other income (loss), net	$(31,740)	$(22,495)	$(9,245)
Total other income (loss), net for the three months ended March 31, 2023 was a loss of $11.3 million compared to a loss of $7.9 million for the three months ended March 31, 2022. Interest expense, net, increased to $15.0 million for the three months ended March 31, 2023 compared to $5.5 million for the three months ended March 31, 2022 due to higher debt levels associated with the acquisition of MEDIFOX DAN, which was funded by our Revolving Credit Agreement.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Increases in interest expense, net, were partially offset by gains associated with our investments in marketable and non-marketable equity securities, which were a gain of $6.4 million for the three months ended March 31, 2023 compared to a loss of $1.7 million for the three months ended March 31, 2022. In addition, we recorded lower losses attributable to equity method investments for the three months ended March 31, 2023 of $0.2 million compared to $2.6 million for the three months ended March 31, 2022.
Total other income (loss), net for the nine months ended March 31, 2023 was a loss of $31.7 million compared to a loss of $22.5 million for the nine months ended March 31, 2022. Interest expense, net, increased to $32.4 million for the nine months ended March 31, 2023 compared to $16.8 million for the nine months ended March 31, 2022 due to higher debt levels associated with the acquisition of MEDIFOX DAN, which was funded by our Revolving Credit Agreement. Increases in interest expense, net, were partially offset by gains associated with our investments in marketable and non-marketable equity securities, which were a gain of $11.5 million for the nine months ended March 31, 2023 compared to a loss of $0.5 million for the nine months ended March 31, 2022. In addition, we recorded lower losses attributable to equity method investments for the nine months ended March 31, 2023 of $5.0 million compared to $5.9 million for the nine months ended March 31, 2022.
Income Taxes
Our effective income tax rate for the three and nine months ended March 31, 2023 was 19.7% and 19.0% as compared to 20.9% and 19.1% for the three and nine months ended March 31, 2022. Our effective rate of 19.7% for the three months ended March 31, 2023 differs from the statutory rate of 21.0% primarily due to research credits, foreign operations and windfall tax benefits related to the vesting or settlement of employee share-based awards. The decrease in our effective tax rate for the three and nine months ended March 31, 2023 was primarily due to a shift in the geographic mix of earnings.
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
Net Income and Earnings per Share
As a result of the factors above, our net income for the three months ended March 31, 2023 was $232.5 million compared to $179.0 million for the three months ended March 31, 2022, an increase of $53.5 million, or 30%. Our net income for the nine months ended March 31, 2023 was $667.9 million compared to $584.4 million for the nine months ended March 31, 2022, an increase of $83.5 million, or 14%.
Our diluted earnings per share for the three months ended March 31, 2023 was $1.58 per diluted share compared to $1.22 for the three months ended March 31, 2022, an increase of 30%. Our diluted earnings per share for the nine months ended March 31, 2023 was $4.53 per diluted share compared to $3.97 for the nine months ended March 31, 2022, an increase of 14%.
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
These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except percentages):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
GAAP Net revenue	$1,116,898	$864,500	$3,100,936	$2,663,390

GAAP Cost of sales	$499,146	$373,303	$1,362,661	$1,161,585
Less: Amortization of acquired intangibles	(8,322)	(10,982)	(22,001)	(33,271)
Non-GAAP cost of sales	$490,824	$362,321	$1,340,660	$1,128,314

GAAP gross profit	$617,752	$491,197	$1,738,275	$1,501,805
GAAP gross margin	55.3%	56.8%	56.1%	56.4%
Non-GAAP gross profit	$626,074	$502,179	$1,760,276	$1,535,076
Non-GAAP gross margin	56.1%	58.1%	56.8%	57.6%
The measure “non-GAAP income from operations” is equal to GAAP income from operations once adjusted for amortization of acquired intangibles and acquisition-related expenses. Non-GAAP income from operations is reconciled with GAAP income from operations below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
GAAP income from operations	$300,671	$234,265	$856,602	$744,889
Amortization of acquired intangibles - cost of sales	8,322	10,982	22,001	33,271
Amortization of acquired intangibles - operating expenses	12,188	7,730	29,701	23,175
Acquisition-related expenses	—	—	9,157	—
Non-GAAP income from operations	$321,181	$252,977	$917,461	$801,335
The measure “non-GAAP net income” is equal to GAAP net income once adjusted for amortization of acquired intangibles (net of tax), acquisition related expenses (net of tax) and reserve for disputed tax positions. The measure “non-GAAP diluted earnings per share” is the ratio of non-GAAP net income to diluted shares outstanding. These non-GAAP measures

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
are reconciled to their most directly comparable GAAP financial measures below (in thousands, except for per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
GAAP net income	$232,500	$179,012	$667,892	$584,376
Amortization of acquired intangibles - cost of sales, net of tax	6,207	8,374	16,531	25,373
Amortization of acquired intangibles - operating expenses, net of tax	9,090	5,894	22,317	17,673
Acquisition related expenses, net of tax	—	—	7,527	—
Reserve for disputed tax positions	—	—	—	4,111
Non-GAAP net income	$247,797	$193,280	$714,267	$631,533
Diluted shares outstanding	147,395	146,962	147,400	147,034
GAAP diluted earnings per share	$1.58	$1.22	$4.53	$3.97
Non-GAAP diluted earnings per share	$1.68	$1.32	$4.85	$4.30
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
As of March 31, 2023 and June 30, 2022, we had cash and cash equivalents of $227.9 million and $273.7 million, respectively. Our cash and cash equivalents held within the United States at March 31, 2023 and June 30, 2022 were $45.2 million and $70.0 million, respectively. Our remaining cash and cash equivalent balances at March 31, 2023 and June 30, 2022, were $182.7 million and $203.7 million, respectively. Our cash and cash equivalent balances are held at highly rated financial institutions.
As of March 31, 2023, we had $605.0 million available for draw down under the revolver credit facility and a combined total of $832.9 million in cash and available liquidity under the revolving credit facility.
As a result of the U.S. Tax Act, we treated all non-U.S. historical earnings as taxable during the year ended June 30, 2018, which resulted in additional tax expense of $126.9 million which was payable over the proceeding eight years. Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax if repatriated.
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
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
additional amount equal to the greater of $1,000.0 million or 1.00 times the EBITDA for the trailing twelve-month measurement period. Additionally, on June 29, 2022, ResMed Pty Limited entered into a Second Amendment to the Syndicated Facility Agreement (the “Term Credit Agreement”). The Term Credit Agreement, among other things, provides ResMed Limited a senior unsecured term credit facility of $200.0 million. The Revolving Credit Agreement and Term Credit Agreement each terminate on June 29, 2027, when all unpaid principal and interest under the loans must be repaid. As of March 31, 2023, we had $605.0 million available for draw down under the revolving credit facility.
On July 10, 2019, we entered into a Note Purchase Agreement with the purchasers to that agreement, in connection with the issuance and sale of $250.0 million principal amount of our 3.24% senior notes due July 10, 2026, and $250.0 million principal amount of our 3.45% senior notes due July 10, 2029 (“Senior Notes”).
On March 31, 2023, there was a total of $1,590.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes. We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and debt facilities.
Cash Flow Summary
The following table summarizes our cash flow activity (in thousands):

	Nine Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$455,863	$271,661
Net cash used in investing activities	(1,113,322)	(174,677)
Net cash (used in) / provided by financing activities	611,465	(185,862)
Effect of exchange rate changes on cash	178	(4,631)
Net decrease in cash and cash equivalents	$(45,816)	$(93,509)
Operating Activities
Cash provided by operating activities was $455.9 million for the nine months ended March 31, 2023, compared to cash provided of $271.7 million for the nine months ended March 31, 2022. The $184.2 million increase in cash flow from operations was primarily due to the payment of our tax settlement with the ATO of $284.8 million during the nine months ended March 31, 2022, partially offset by increased purchases of inventory to secure adequate components for increasing sales demand and other net changes in working capital balances during the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022.
Investing Activities
Cash used in investing activities was $1,113.3 million for the nine months ended March 31, 2023, compared to cash used of $174.7 million for the nine months ended March 31, 2022. The $938.6 million decrease in cash flow from investing activities was primarily due to cash used to acquire MEDIFOX DAN.
Financing Activities
Cash provided by financing activities was $611.5 million for the nine months ended March 31, 2023, compared to cash used of $185.9 million for the nine months ended March 31, 2022. The $797.3 million increase in cash flow from financing activities was primarily due to borrowing activity under our Revolving Credit Agreement in order to finance our acquisition of MEDIFOX DAN.
Dividends
During the three months ended March 31, 2023, we paid cash dividends of $0.44 per common share totaling $64.6 million. On April 27, 2023, our board of directors declared a cash dividend of $0.44 per common share, to be paid on June 15, 2023, to shareholders of record as of the close of business on May 11, 2023. Future dividends are subject to approval by our board of directors.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Common Stock
Since the inception of our share repurchase programs and through March 31, 2023, we have repurchased a total of 41.8 million shares for an aggregate of $1.6 billion. We have temporarily suspended our share repurchase program due to recent acquisitions and as a response to the COVID-19 pandemic. Accordingly, we did not repurchase any shares during the three months ended March 31, 2023 and 2022. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares of common stock outstanding used in calculating earnings (loss) per share. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. At March 31, 2023, 12.9 million additional shares can be repurchased under the approved share repurchase program.
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
For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.
In addition to the critical accounting policies and estimates previously disclosed in our Form 10-K for the fiscal year ended June 30, 2022, due to recent transactions and events, we also consider the following to be part of our critical accounting policies and estimates due to the high degree of judgment and complexity in its application:
Business Combinations. The MEDIFOX DAN acquisition was accounted for using the acquisition method of accounting, or acquisition accounting, in accordance with ASC Topic 805, Business Combinations. The acquisition method of accounting involved the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. This allocation process involves the use of estimates and assumptions made in connection with determining the fair value of assets acquired and liabilities assumed including cash flows expected to be derived from the use of the asset, the timing of such cash flows, the remaining useful life of assets and applicable discount rates. Acquisition accounting allows up to one year to obtain the information necessary to finalize the fair value of all assets acquired and liabilities assumed on the November 21, 2022 acquisition date. As of April 27, 2023, we have recorded a preliminary allocation of consideration to net tangible and intangible assets acquired, which is subject to revision as we obtain additional information necessary to complete the fair value studies and acquisition accounting.
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
Recently Issued Accounting Pronouncements
None
Contractual Obligations and Commitments
Other than for purchase obligations, debt, interest on debt, and    MEDIFOX DAN acquisition consideration, which was paid in full during the nine months ended March 31, 2023, there have been no material changes outside the ordinary course of business in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.
Details of our purchase obligations, debt and associated interest as of March 31, 2023 were as follows:

		Payments Due by March 31,
	Total	2024	2025	2026	2027	2028	Thereafter
Purchase obligations	$1,430,111	$1,084,436	$339,479	$3,051	$1,321	$—	$1,824
Debt	1,592,328	12,328	10,000	10,000	260,000	1,050,000	250,000
Interest on debt	345,930	79,898	79,289	78,702	72,715	23,826	11,500
Total	$3,368,369	$1,176,662	$428,768	$91,753	$334,036	$1,073,826	$263,324

Off-Balance Sheet Arrangements
As of March 31, 2023, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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
The notional value of outstanding foreign cross-currency swaps was $1,042.2 million at March 31, 2023. These contracts mature at various dates prior to December 31, 2029.
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
The notional value of the outstanding non-designated hedges was $1,080.9 million and $602.0 million at March 31, 2023 and June 30, 2022, respectively. These contracts mature at various dates prior to December 15, 2024.

PART I – FINANCIAL INFORMATION	Item 3
RESMED INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk
Fair Values of Derivative Instruments
The table below provides information (in U.S. dollars) on our foreign currency denominated operating assets and liabilities and after considering our foreign currency hedging activities as of March 31, 2023 (in thousands):

	U.S. Dollar (USD)	Euro (EUR)	Canadian Dollar (CAD)	Chinese Yuan (CNY)
AUD Functional:
Net Assets/(Liabilities)	216,665	(134,356)	—	14,995
Foreign Currency Hedges	(235,000)	97,851	—	(11,647)
Net Total	(18,335)	(36,505)	—	3,348
USD Functional:
Net Assets/(Liabilities)	—	310,652	27,132	—
Foreign Currency Hedges	—	(304,425)	(18,482)	—
Net Total	—	6,227	8,650	—
SGD Functional:
Net Assets/(Liabilities)	514,380	48,637	—	1,242
Foreign Currency Hedges	(495,000)	(59,798)	—	—
Net Total	19,380	(11,161)	—	1,242

PART I – FINANCIAL INFORMATION	Item 3
RESMED INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk
The table below provides information about our material foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars, forward contracts and cross-currency swaps held at March 31, 2023. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

		Fair Value Assets / (Liabilities)
	Total	March 31, 2023	June 30, 2022
AUD/USD
Contract amount	235,000	(388)	(190)
Ave. contractual exchange rate	AUD 1 = USD 0.6727
AUD/Euro
Contract amount	212,010	971	(413)
Ave. contractual exchange rate	AUD 1 = EUR 0.6580
SGD/Euro
Contract amount	108,723	(1,383)	71
Ave. contractual exchange rate	SGD 1 = Euro 0.7149
SGD/USD
Contract amount	495,000	(620)	(1,172)
Ave. contractual exchange rate	SGD 1 = USD 0.7549
AUD/CNY
Contract amount	11,647	(99)	(37)
Ave. contractual exchange rate	AUD 1 = CNY 4.6449
USD/EUR
Contract amount	1,042,216	(55,511)	—
Ave. contractual exchange rate	USD 1 = EUR 1.0406
USD/CAD
Contract amount	18,482	895	(46)
Ave. contractual exchange rate	CAD 1 = USD 0.7751
Interest Rate Risk
We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At March 31, 2023, we held cash and cash equivalents of $227.9 million, principally comprised of bank term deposits and at-call accounts, and are invested at both short-term fixed interest rates and variable interest rates. At March 31, 2023, there was $1,090.0 million outstanding under the Revolving Credit Agreement and Term Credit Agreement, which are subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended March 31, 2023, would not have had a material impact on pretax income. We have no interest rate hedging agreements.
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
As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.
On November 21, 2022, we completed the acquisition of MEDIFOX DAN. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. Based on those guidelines, our assessment of the effectiveness of our internal control over financial reporting will exclude MEDIFOX DAN. We are in the process of integrating MEDIFOX DAN into our system of internal control over financial reporting.
Except as noted above, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A    Risk Factors
The discussion of our business and operations should be read together with the risk factors and contained in our annual report on Form 10-K for the fiscal year ended June 30, 2022, which was filed with the SEC and describe various material risks and uncertainties to which we are or may become subject. As of March 31, 2023, there have been no further material changes to such risk factors.
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
We temporarily suspended our share repurchase program due to recent acquisitions and as a response to the COVID-19 pandemic. As a result, we did not repurchase any shares during the three months ended March 31, 2023. However, there is no expiration date for this program, and we may, at any time, elect to resume the share repurchase program as the circumstances allow. Since the inception of the share buyback programs, we have repurchased 41.8 million shares at a total cost of $1.6 billion. At March 31, 2023, 12.9 million additional shares of common stock can be repurchased under the approved share repurchase program.
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
101
The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on April 27, 2023, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

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
April 27, 2023

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief executive officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief financial officer
(Principal Financial Officer)