Form 10-K
period 2023-06-30
RESMED INC
filed 2023-08-11
CIK 943819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________
FORM 10-K
___________________________________________________________________________________________
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of December 31, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such stock on the New York Stock Exchange, was
$30,200,969,929. All directors, executive officers, and 10% stockholders of registrant are considered affiliates. This determination of affiliate status with respect to the foregoing calculation is not a determination for other purposes.
At August 7, 2023, the registrant had 147,071,404 shares of Common Stock, $0.004 par value, issued and outstanding. This number excludes 41,836,234 shares held by the registrant as treasury shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the registrant’s 2023 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this report.

As used in this 10-K, the terms “we”, “us”, “our” and “the Company” refer to ResMed Inc., a Delaware corporation, and its subsidiaries, on a consolidated basis, unless otherwise stated.

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
PART I
Cautionary Note Regarding Forward-Looking Statements
This report contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to, our management. All statements other than statements regarding historical facts are forward-looking statements. The words “believe,” “expect,” “intend,” “anticipate,” “will continue,” “will,” “estimate,” “plan,” “future” and other similar expressions, and negative statements of such expressions, generally identify forward-looking statements, including, in particular, statements regarding expectations of future revenue or earnings, expenses, new product development, new product launches, new markets for our products, the integration of acquisitions, our supply chain, domestic and international regulatory developments, litigation, tax outlook, the expected impact of COVID-19, its variants, and similar epidemics or pandemics, and macroeconomic conditions on our business. These forward-looking statements are made in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements reflect the views of our management at the time the statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified in Part I, Item 1A “Risk Factors” and elsewhere in this report. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources.
In addition, important factors to consider in evaluating such forward-looking statements include changes or developments in healthcare reform, social, macroeconomic, market, legal or regulatory circumstances, including the impact of public health crises such as COVID-19 and its variants; changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, disruptions and delays in the supply chain, the actions or omissions of third parties, including suppliers, customers, competitors and governmental authorities, geopolitical and economic conditions in foreign jurisdictions impacting our business, and various other factors. If any one or more of these risks or uncertainties materialize, or underlying estimates or assumptions prove incorrect, actual results may vary significantly from those expressed in our forward-looking statements, and there can be no assurance that the forward-looking statements contained in this report will in fact occur.
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
Since the development of CPAP, we have expanded our business by developing or acquiring a number of innovative products and solutions for a broad range of respiratory disorders including technologies to be applied in medical and consumer products, ventilation devices, diagnostic products, mask systems for use in the hospital and home, headgear and other accessories, and dental devices. We offer a comprehensive digital solution suite for patients with COPD or asthma, including those using inhalers, as well as non-invasive or invasive ventilation. In addition, we are a leading provider of cloud-based health applications, software and devices designed to provide connected care, enabling clinicians to manage more patients efficiently and effectively, as well as enabling and encouraging patients’ long-term adherence to and satisfaction with their therapy. We also provide management software to agencies providing out-of-hospital care, including

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
but not limited to home medical equipment, or HME, home health and hospice, skilled nursing, life plan community, senior living, and private duty services.
We employ over 10,140 people and sell our products in over 140 countries through a combination of wholly owned subsidiaries and independent distributors.
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
Since formation we have acquired a number of businesses, including distributors, suppliers, developers of medical equipment and related technologies, and software solution providers. For example, in the United States our sleep and respiratory care products are sold by ResMed Corp. and our software is sold principally by our Brightree and MatrixCare subsidiaries.
Segment Information
We operate in two segments, which are the Sleep and Respiratory Care segment and the Software as a Service, or SaaS, segment. See Note 13 – Segment Information of the Notes to Financial Statements (Part II, Item 8) for financial information regarding segment reporting. Financial information about our revenues from and assets located in foreign countries is also included in the notes to our consolidated financial statements.
The Market
We are focused on sleep and related respiratory care, both of which we believe are globally underpenetrated, and where we believe our products can improve patient outcomes, create efficiencies for our customers, help physicians and providers better manage chronic disease and reduce overall healthcare system costs. Additionally, our software solutions are focused on out-of-hospital care, which we believe is fragmented and underserved, and where we see significant opportunity to transform and significantly improve out-of-hospital healthcare through a strategy of enabling better patient care, improving clinical decision support, and driving interoperability across out-of-hospital care settings.
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

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
The upper airway has no rigid support and is held open by active contraction of upper airway muscles. Normally, during REM sleep and deeper levels of non-REM sleep, upper airway muscles relax and the airway narrows. Individuals with narrow upper airways or poor muscle tone are prone to temporary collapses of the upper airway during sleep, called apneas, and to near closures of the upper airway called hypopneas. These breathing events result in a lowering of blood oxygen concentration, causing the central nervous system to react to the lack of oxygen or increased carbon dioxide and signaling the body to respond. Typically, the individual subconsciously arouses from sleep, causing the throat muscles to contract, opening the airway. After a few gasping breaths, blood oxygen levels increase and the individual can resume a deeper sleep until the cycle repeats itself. Sufferers of OSA typically experience ten or more such cycles per hour. While these awakenings greatly impair the quality of sleep, the individual is not normally aware of these disruptions. OSA has been recognized as a cause of hypertension and a significant comorbidity for heart disease, stroke, and type 2 diabetes.
A long-term epidemiology study published in 2013 estimated that 26% of adults age 30-70 have some form of obstructive sleep apnea. Another study published in Lancet Respiratory Medicine in 2019 estimated that mild to severe OSA impacts more than 936 million people worldwide, including 54 million Americans. Of those impacted, it was estimated that more than 424 million would have moderate to severe sleep apnea. Despite the high prevalence of OSA, there is a general lack of awareness of OSA among both the medical community and the general public. It is estimated that less than 20% of those with OSA have been diagnosed or treated. Many healthcare professionals often do not diagnose OSA because they are unaware that such non-specific symptoms as excessive daytime sleepiness, fatigue, snoring, hypertension, and irritability are characteristic of OSA.
While sleep apnea has been diagnosed in a broad cross-section of the population, until recently, it has typically been diagnosed among middle-aged men who are obese. However, we believe the importance of sleep apnea in women is increasingly being recognized, with nearly 40% of new PAP patients being female. A strong association has been discovered between sleep apnea and a number of cardiovascular and metabolic diseases. Studies have shown that sleep apnea is present in approximately 83% of patients with drug-resistant hypertension, approximately 77% of patients with obesity, approximately 76% of patients with chronic heart failure, and approximately 72% of patients with type 2 diabetes.
A study presented at the European Respiratory Society (ERS) International Congress in 2021 and later published in CHEST in 2022 found that using PAP therapy as directed can significantly increase sleep apnea patients’ chances of living longer. The study concluded that people with obstructive sleep apnea who continued PAP therapy were 39% more likely to survive over a three-year period than OSA patients who did not. Researchers found that the survival rate gap remained significant when accounting for patients’ ages, overall health, other pre-existing conditions, and causes of death.
Sleep-Disordered Breathing and Obstructive Sleep Apnea. Sleep-disordered breathing, or SDB, encompasses all disease processes that cause abnormal breathing patterns during sleep. Manifestations include OSA, central sleep apnea, or CSA, and hypoventilation syndromes that occur during sleep. Hypoventilation syndromes are generally associated with obesity, chronic obstructive lung disease, and neuromuscular disease. OSA is the most common form of SDB.
Sleep fragmentation and the loss of the deeper levels of sleep caused by OSA can lead to excessive daytime sleepiness, fatigue, reduced cognitive function, including memory loss and lack of concentration, depression, and irritability. OSA sufferers also experience an increase in heart rate and an elevation of blood pressure during the cycle of apneas. Several studies demonstrate that the oxygen desaturation, increased heart rate and elevated blood pressure caused by OSA may be associated with increased risk of cardiovascular morbidity and mortality due to angina, stroke, and heart attack. Patients with OSA have been shown to have impaired daytime performance in a variety of cognitive functions including problem- solving, response speed, and visual motor coordination, and studies have linked OSA to increased occurrences of traffic and workplace accidents.
Generally, an individual seeking treatment for the symptoms of OSA is referred by a general practitioner to a sleep specialist for further evaluation. The diagnosis of OSA typically requires monitoring the patient during sleep at either a sleep clinic or the patient’s home. During overnight testing, respiratory parameters and sleep patterns may be monitored, along with other vital signs such as heart rate and blood oxygen levels. Simpler tests, using devices such as our ApneaLink Air, NightOwl, or our automatic positive airway pressure devices, monitor airflow during sleep, and use computer programs to analyze airflow patterns. These tests allow sleep clinicians to detect any sleep disturbances such as apneas, hypopneas, or subconscious awakenings.

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
Before 1981, the primary treatment for OSA was a tracheotomy, a surgical procedure to create a hole in the patient’s windpipe. Alternative surgical treatments have involved either uvulopalatopharyngoplasty, or UPPP, in which surgery is performed on the upper airway to remove excess tissue and streamline the shape of the airway or implant a device to add support to the soft palate. UPPP alone has a poor success rate; however, when performed in conjunction with multi-stage upper airway surgical procedures, a greater success rate has been claimed. These combined procedures, performed by highly specialized surgeons, are expensive and involve prolonged and often painful recovery periods. Surgical treatments are not considered first-line therapy for OSA. Other alternative treatments available today include nasal surgery, mandibular advancement surgery, dental appliances, palatal implants, somnoplasty, nasal devices, and electrical stimulation of the nerves or muscles. Alternative pharmaceutical therapy treatments are reported to be under development.
A variety of devices are marketed for the treatment of OSA. Most are only partially effective, but CPAP is a reliable treatment for all severities of OSA and is considered first-line therapy. Use of mandibular advancement devices is increasingly used as a second-line option in patients unable to use CPAP or those with mild OSA. These devices cause the mandible and tongue to be pulled forward and improve the dimensions of the upper airway. CPAP is a non-invasive means of treating OSA. CPAP was first used as a treatment for OSA in 1980 by Dr. Colin Sullivan, the past Chairman of our Medical Advisory Board, and was commercialized for treatment of OSA in the United States, or U.S., in the mid-1980s. During CPAP treatment, a patient sleeps with an interface connected to a small portable air device that delivers room air at a positive pressure. The patient breathes in air from the device and breathes out through an exhaust port in the interface. Continuous air pressure applied in this manner acts as a pneumatic splint to keep the upper airway open and unobstructed. Interfaces include nasal masks and nasal pillows. Sometimes, when a patient leaks air through their mouth, a full-face mask may need to be used, rather than a nasal interface.
CPAP is not a cure and, therefore, must be used nightly as long as treatment is required. Patient compliance has been a major factor in the effectiveness of CPAP treatment. Early generations of CPAP units provided limited patient comfort and convenience. Patients experienced soreness from the repeated use of nasal masks and had difficulty falling asleep with the CPAP device operating at the prescribed pressure. In recent years, product innovations to improve patient comfort and compliance have been developed. These include more comfortable patient interface systems; delay timers that gradually increase air pressure allowing the patient to fall asleep more easily; bilevel air devices, including our AirCurve 10 Series and Lumis devices, which provide different air pressures for inhalation and exhalation; heated humidification systems to make the airflow more comfortable; and auto-titration devices that modulate the average pressure delivered during the night.
Respiratory Care
Our aim is to provide respiratory care solutions to patients with COPD, asthma, and other chronic respiratory diseases, such as overlap syndrome, obesity hypoventilation syndrome, or OHS, and neuromuscular disease, including amyotrophic lateral sclerosis, or ALS. We aim to improve patient quality of life, slow down disease progression and reduce the costs of patient management.
Our products cover patients ranging from those who only require therapy from CPAP systems at night to those who are dependent on non-invasive or invasive ventilation for life-support. Our devices are predominantly used in the home and, to a lesser extent, in general hospital wards and respiratory wards. We supply CPAP and bilevel device systems, high flow therapy device systems (HFT), non-invasive and invasive ventilators, humidifiers, and accessories, including masks, nasal cannula, and tubing. We also provide data management systems designed to improve the management of patients.
Chronic Obstructive Pulmonary Disease. COPD encompasses a group of lung diseases defined by persistent airflow limitation, prolongation of exhalation and loss of elasticity in the lungs. It is a progressive and debilitating disease and is associated with an increased inflammatory response in the airways. Symptoms encountered with COPD include shortness of breath as well as chronic cough and increased sputum production. COPD includes diseases such as emphysema and chronic bronchitis. A recent study based on recent epidemiology data estimates that there are approximately 480 million people worldwide who suffer from COPD, the world’s third leading cause of death.
Patients with COPD can have different clinical presentations. Patients with chronic bronchitis present with low level of oxygen (hypoxemia) and elevated levels of carbon dioxide (hypercapnia), a chronic productive cough, cor pulmonale, and are commonly overweight. Patients with emphysema have more normal blood gases, are usually thin and hyperinflated and have a decreased diffusion capacity. During sleep, chronic bronchitic patients display more severe hypoxemia. In general,

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
the more hypoxic a COPD patient is during the day the more severe the hypoxemia experienced during sleep. Hypercapnia as a consequence of hypoventilation also occurs in COPD patients and is more pronounced in REM sleep. Some COPD patients may also suffer from comorbid OSA, a condition known as Overlap Syndrome.
Home non-invasive ventilation has the potential to reduce healthcare costs associated with the management of patients with severe COPD by significantly increasing the time between hospital readmissions. Early research also suggests that home HFT may help improve clinical outcomes in hypoxemic COPD patients that frequently have exacerbations.
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
Neuromuscular Disease. Neuromuscular disease is a broad term that encompasses many diseases that either directly (via intrinsic muscle pathology) or indirectly (via nerve pathology) impair the functioning of muscles. Symptoms of neuromuscular disease and respiratory failure include increasing generalized weakness and fatigue, dysphagia, dyspnoea on exertion and at rest, sleepiness, morning headache, difficulties with concentration, and mood changes. Most neuromuscular diseases are characterized by progressive muscular impairment leading to loss of ambulation, being wheelchair-bound, swallowing difficulties, respiratory muscle weakness, and, eventually, death from respiratory failure. Neuromuscular disorders can progress rapidly or slowly. Rapidly progressive conditions, such as ALS and Duchenne muscular dystrophy in teenagers, are characterized by muscle impairment which worsens over months and can result in death within a few years. Variable or slowly progressive conditions, such as myotonic muscular dystrophy, are characterized by muscle impairment that worsens over years and may mildly reduce life expectancy.
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
Software as a Service
Due to multiple acquisitions, including Brightree in April 2016, HEALTHCAREfirst in July 2018, MatrixCare in November 2018, and MEDIFOX DAN in November 2022, our operations now include software platforms that comprise our SaaS business. Our SaaS strategy is to develop a portfolio that assists durable or home medical equipment (DME/HME) providers, and other long-term care providers operate more effectively and efficiently across various out-of-hospital care settings. With a comprehensive set of software and services offerings, our SaaS solutions enable providers to streamline workflow and deliver an improved patient experience across our existing vertical markets including HME and home infusion, facility-based organizations including skilled nursing, senior living, and life plan communities, home health and hospice providers, and to adjacent providers through a growing portfolio of value-added solutions with broad applicability. Our offerings can help providers perform analytics, manage documentation and implement new reimbursement requirements as well as more effectively transfer data as patients move between different care settings.
Business Strategy
We believe the treatment of sleep apnea and respiratory care will continue to grow due to a number of factors, including increasing awareness of OSA, CSA and COPD; improved understanding of the role of sleep apnea treatment in the management of cardiac, neurologic, metabolic, and related disorders; improved understanding of the role of non-invasive ventilation in the management of COPD; and an increase in the use of digital and product technology to improve patient

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
outcomes and create efficiencies for customers and providers. Our strategy for expanding our business operations and capitalizing on the growth of the sleep apnea and respiratory care, as well as growth in out-of-hospital care settings, consists of the following key elements:
•Continue Product Development and Innovation in Sleep Apnea and Respiratory Care Products. We are committed to ongoing innovation in developing products for the diagnosis and treatment of sleep apnea. We have been a leading innovator of products designed to treat sleep apnea more effectively, increase patient comfort, convenience, and encourage compliance with prescribed therapy. We have introduced a full suite of masks in our AirFit and AirTouch and other ranges, and we offer advanced and expanded integrations of our therapy-based software solutions, including AirView, to promote greater patient adherence to therapy. Our acquisitions have included adding a portfolio of sleep apnea products such as through our acquisition of Curative Medical in 2015.
Likewise, we are committed to ongoing innovation of our respiratory care products that serve the needs of patients with COPD and neuromuscular diseases, providing advanced and expanded integrations of our therapy-based software solutions including AirView for Respiratory Care, enabling clinicians to remotely monitor patients on some ventilation devices and bilevel devices. We also acquired a digital health platform for inhalers through our acquisition of Propeller Health in 2019, rounding out our portfolio to treat COPD patients through their therapy journey across different stages of their disease.
•Broaden our digital health technology foundation. Digital enablement is central to our strategy. Our cloud-based digital health applications, along with our devices, are designed to provide connected care to improve patient outcomes and efficiencies for our customers, allowing fewer professionals to manage more patients and empowering patients to track their own health outcomes. We are expanding our cloud-based patient management and engagement platforms, such as AirView, enabling remote monitoring, over-the-air trouble shooting and changing of device settings, U-Sleep enabling automated patient coaching through a text, email or interactive voice phone call and myAir, a patient engagement application that provides sleep coaching and a daily score based on users' sleep data. In the United States we have released ResMed MaskSelector, an easy-to-use digital tool to make ResMed mask selection and sizing easier for patients and more effective for providers.
We believe that the combination of continued product development, product and technology acquisitions and innovation are key factors to our ongoing success. Approximately 17% of our employees are devoted to research and development activities.
•Expand SaaS Solutions in Out-of-Hospital Care Settings. Our vision is to transform and significantly improve out-of-hospital (OOH) healthcare through a strategy of enabling better patient care, improving clinical decision support, and driving interoperability across out-of-hospital healthcare settings. Since acquiring Brightree in 2016, plus MatrixCare and HEALTHCAREfirst in 2018, we offer software solutions across multiple out-of-hospital healthcare settings including HME, home health and hospice, skilled nursing, life plan communities, senior living, and private duty. Our acquisition of MEDIFOX DAN in 2022, expanded ResMed’s SaaS business outside of the U.S. to Germany, and added new out-of-hospital care sectors to the business’ ecosystem, including outpatient therapy. We are connecting capabilities across the platforms in these out-of-hospital care settings to help our customers be more efficient, better serve people, keep them out-of-hospital, and in lower-cost, higher-quality care settings. Today, our SaaS solutions serve out of hospital providers combining over 139 million individual patient accounts.
•Expand Geographic Presence. We offer our products in more than 140 countries to sleep clinics, home healthcare dealers, patients and third-party payors. We intend to increase our sales and marketing efforts in our principal geographies, as well as expand the depth of our presence in other high-growth geographic regions. In 2015, we acquired Curative Medical to invest in China and expand our growth potential in sleep apnea, COPD and respiratory care there. In 2019, we acquired HB Healthcare, a privately owned HME that serves both reimbursed and cash-pay customers of sleep and respiratory care devices in South Korea. In 2021, we acquired Tong-il, another leading sleep and respiratory care HME provider in South Korea, reinforcing both our commitment and capability to serve millions of South Korean patients living with sleep apnea, COPD, and other chronic respiratory diseases.
•Increase Public and Clinical Awareness. We continue to expand our existing promotional activities to increase awareness of sleep apnea, COPD, and other clinical conditions that can be treated with our industry-leading solutions. These promotional activities target both the population predisposed to sleep apnea and medical specialists, such as pulmonologists, sleep medicine specialists, primary care physicians, cardiologists,

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
neurologists, and other medical subspecialists who treat these conditions and their associated comorbidities. We target special interest groups, including the National Stroke Association, the American Heart Association, COPD Foundation, and the National Sleep Foundation, to further increase awareness of the relationship between OSA, COPD, neuromuscular disease, and comorbidities such as cardiac disease, diabetes, hypertension, and obesity. The programs also support our efforts to inform the community of the dangers of sleep apnea with regard to occupational health and safety, especially in the transport industry. We have helped establish a center for clinical care and medical research at the University of California, San Diego, in the fields of sleep apnea and COPD.
•Expand into New Clinical Applications. We continually seek to identify new applications of our technology for significant unmet medical needs. Studies have established a clinical association between OSA and both stroke and chronic heart failure and have recognized sleep apnea as a cause of hypertension or high blood pressure. Research also indicates that sleep apnea is independently associated with glucose intolerance and insulin resistance. Additionally, research supported by ResMed has demonstrated that the addition of non-invasive ventilation to patients with severe COPD who are receiving oxygen therapy provides meaningful clinical benefits to the patient and the broader healthcare system. We maintain close working relationships with prominent physicians to explore new medical applications for our products and technology.
•Leverage the Experience of our Management Team. Our senior team has extensive experience in the medical device industry in general, and in the fields of sleep apnea, respiratory care and healthcare informatics in particular. We intend to continue to leverage the experience and expertise of these individuals to maintain our innovative approach to the development of products and solutions and to increase awareness of the serious medical problems caused by sleep apnea and the use of non-invasive ventilation, and in-home life-support ventilation to treat COPD and other chronic respiratory diseases.
Products
Our portfolio of products includes devices, diagnostic products, mask systems, headgear and other accessories, dental devices, and cloud-based software and informatics solutions. For purposes of the following discussion, we refer to our air flow generators and ventilators collectively as devices.
Devices
We produce cloud-connected CPAP, automatic positive airway pressure, or APAP, bilevel, adaptive servo-ventilation, or ASV, and HFT devices that deliver positive airway pressure through a patient interface, either a mask or cannula. Our APAP, devices, known as AutoSet, are based on a patented technology to monitor breathing and can also be used in the diagnosis, treatment and management of OSA in some countries. During fiscal year 2017, we launched AirMini, a small portable CPAP combining the same proven therapy modes used in the AirSense 10 with waterless humidification enabling portable convenience. During fiscal year 2021, we launched our new platform of connected CPAP and APAP devices, AirSense 11, which introduced new features such as a touch screen, algorithms for patients new to therapy, and digital enhancements, such as over-the-air update capabilities. Devices in total accounted for approximately 54%, 52%, and 50% of our net revenues in fiscal years 2023, 2022, and 2021, respectively.

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
The tables below provide a selection of devices, as known by our trademarks.

CPAP, APAP & BILEVEL PRODUCTS	DESCRIPTION
AirSense 11 –AutoSet –CPAP –Elite	Combining enhanced digital health technology with effective therapy modes, AirSense™ 11 APAP and CPAP machines are designed to make starting sleep apnea therapy, and adhering to it, easier and more convenient than ever before. Our newest device, AirSense 11 includes new features like Personal Therapy Assistant and Care Check-In designed to provide tailored guidance to PAP users, helping ease them into therapy and comfortable nightly use. Other features include the availability of remote software updates so users can enjoy the latest version of these tools every night.
AirSense 10 –AutoSet –AutoSet for Her –CPAP –Elite	AirSense™ 10 is one of the world’s most widely used series of CPAP and APAP machines, each designed to deliver high-quality therapy for a better night’s sleep. Features include a built-in humidifier, Climate Control Auto setting to provide breathing comfort, AutoRamp™ with sleep onset detection, and expiratory pressure relief (EPR™).
AirCurve 10 Bilevel –AirCurve 10 S –AirCurve 10 VAuto –AirCurve 10 ASV	AirCurve™ 10 bilevel machines include two pressure level settings: a higher pressure when you inhale, and a lower pressure that makes it easier to exhale. AirCurve 10 S and AirCurve 10 VAuto both treat obstructive sleep apnea, while AirCurve 10 ASV treats central sleep apnea. All machines include a built-in humidifier and Climate Control Auto setting to provide breathing comfort.
AirMini portable CPAP	The smallest portable CPAP on the market today, AirMini features the same auto-adjusting therapy modes used in the AirSense™ 10 Auto. The device also features built-in Bluetooth connectivity and effective waterless humidification enabled by HumidX technology.

VENTILATION PRODUCTS	DESCRIPTION
Stellar 150	ResMed Stellar™ 150 ventilator is suitable for invasive and non-invasive ventilation, either at home or in a healthcare setting. It is not a life support ventilator. Stellar 150 also includes iVAPS™ (intelligent Volume-Assured Pressure Support) 1 technology to adjust to your changing respiratory needs.
Astral 100 and 150	ResMed Astral™ 100 and Astral 150 provide personalized care every step of the way. With both invasive and non-invasive options, they offer a lightweight design, exceptional battery life and adaptive technologies to provide greater mobility and peace of mind.
AirCurve 10 ST-A	Designed for people with respiratory conditions that affect breathing such as restrictive lung disorders, severe COPD and hypoventilation, AirCurve™ 10 ST-A combines user-friendly controls, an intuitive interface and automatic features to make ventilation therapy effective, comfortable and hassle-free.
Mask Systems, Diagnostic Products, Accessories and Other Products
Masks, diagnostic products and accessories together accounted for approximately 34%, 37%, and 38% of our net revenues in fiscal years 2023, 2022, and 2021, respectively.
Mask Systems
Mask systems are one of the most important elements of sleep apnea treatment systems. Masks are a primary determinant of patient comfort and as such may drive or impede patient compliance with therapy. We have been a consistent innovator in small nasal, nasal pillows, and full-face masks, by improving patient comfort while minimizing size and weight.
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
RESMED INC. AND SUBSIDIARIES
Diagnostic Products
We market sleep recorders for the diagnosis and titration of sleep apnea in sleep clinics, hospitals, and at home. These diagnostic systems record relevant respiratory and sleep data, which can be analyzed by a sleep specialist or physician who can then tailor an appropriate OSA treatment regimen for the patient.

PRODUCTS	DESCRIPTION
ApneaLink Air	A portable diagnostic device that measures oximetry, respiratory effort, pulse, nasal flow and snoring. It works with AirView Diagnostics to provide comprehensive diagnostic solution to clinicians.
NightOwl	A portable, cloud-connected, fully disposable diagnostic device that measures AHI based on peripheral arterial tone, actigraphy, and oximetry over several nights.
Connected Solutions and Other Products
We have a suite of products that are designed to allow fewer professionals to manage more patients and empower patients to track their own health outcomes. We are expanding our cloud-based patient management and engagement platforms, such as AirView, enabling remote monitoring, over-the-air trouble shooting, and changing of device settings, U-Sleep enabling automated patient coaching through a text, email, or interactive voice phone call and myAir, a patient engagement application that provides sleep data and a daily score based on a user's previous night’s data.

PRODUCTS	DESCRIPTION
AirView	A cloud-based system enabling remote monitoring and changing of patients’ device settings. AirView also makes it easier to simplify workflows and collaborate more efficiently across the patient’s care network.
myAir	A personalized therapy management application for patients with sleep apnea providing support, education and troubleshooting tools for increased patient engagement and improved compliance.
U-Sleep	A compliance monitoring solution that enables HMEs to streamline their sleep programs to achieve better business and patient outcomes.
Connectivity Module	A module providing a seamless cellular connection between our compatible ventilation devices (e.g., Astral, Stellar) and our AirView™ system.
Propeller	Propeller's inhaler sensors track medication usage and pair with a companion smartphone application, giving people with asthma or COPD a better understanding of their disease and promoting increased adherence to treatment. The Propeller Provider Portal gives clinicians timely and accurate information they need to make better treatment decisions.
SaaS Products
Following multiple acquisitions, including Brightree in 2016, HEALTHCAREfirst and MatrixCare in 2018, and MEDIFOX DAN in November 2022, we now provide out-of-hospital software products designed to support the professionals and caregivers helping people stay healthy in the home or care setting of their choice. SaaS revenue accounted for approximately 12%, 11%, and 12% of our net revenue in fiscal years 2023, 2022, and 2021, respectively.

PRODUCTS	DESCRIPTION
Brightree solutions	Brightree enables out-of-hospital care organizations to improve their business performance and deliver better health outcomes. As an industry-leading cloud-based healthcare IT company, Brightree provides solutions and services for thousands of organizations in home medical equipment and pharmacy, orthotic and prosthetic, and home infusion.
HEALTHCAREfirst solutions	HEALTHCAREfirst offers electronic health record, or EHR, software, billing and coding services, and advanced analytics that enable home health and hospice agencies to optimize their clinical, financial and administrative processes.
MatrixCare solutions	MatrixCare’s EHR software as a service solutions are used by skilled nursing and senior living providers, life plan communities (CCRCs), and home health and hospice organizations to improve efficiencies and promote a better quality of life for the people they serve.
MEDIFOX DAN solutions	MEDIFOX DAN’s software solutions are used by out-of-hospital care providers in Germany, especially home health and nursing home providers, and enable providers to achieve operating efficiencies and deliver better patient care and outcomes.
Product Development and Clinical Trials
We have a strong track record of innovation in the sleep and respiratory care markets. In 1989, we introduced our first CPAP device. Since then, we have been committed to an ongoing program of product advancement and development. Currently, our product development and clinical trial efforts are focused on not only improving our current product offerings and usability, but also expanding into new digital product applications.

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
We continually seek to identify new applications of our technology for significant unmet medical needs. Sleep apnea is associated with a number of symptoms beyond excessive daytime sleepiness, fatigue and irritability. Studies have established a clinical association between untreated sleep apnea and systemic hypertension, diabetes, coronary artery disease, stroke, atrial fibrillation, chronic heart failure, and mortality.
Across the sleep and respiratory care platforms, we support clinical trials in many countries including the United States, Germany, Netherlands, France, Japan, the United Kingdom, Switzerland, China, Spain, Canada, Singapore, and Australia to develop new clinical applications for our technology. We also continue to support some of the largest sleep apnea studies in history by performing advanced statistical analyses on millions of real-world, de-identified, clinical data points collected through our cloud-connected devices and patient engagement tools. These studies provide clinical insights around patient management, device settings, and predictors of patient adherence that inform our product development efforts. Some of the more recent real-world studies point to a link between PAP adherence and lower health care resource utilization.
We consult with physicians at major medical centers throughout the world to identify clinical and technological trends in the treatment of sleep apnea, COPD, and the other conditions associated with these diseases. New product ideas are also identified by our marketing staff, direct sales force, and clinicians.
Sales and Marketing
We currently market our products in more than 140 countries through a network of distributors and direct sales staff. We attempt to tailor our marketing approach to each major geography, often based on regional awareness of sleep apnea as a health problem, physician referral patterns, consumer preferences, and local reimbursement policies. See Note 13 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8) for financial information about our geographic areas.
United States, Canada, and Latin America. Our products are typically purchased by a home healthcare dealer who then sells the products to the patient. The decision to purchase our products, as opposed to those of our competitors, is made or influenced by one or more of the following individuals or organizations: prescribing practitioners; home healthcare dealers; insurers (both private and public); and patients. In the United States, Canada, and Latin America, our sales and marketing activities are conducted through a field sales organization made up of regional territory representatives, program development specialists and regional sales directors. Our field sales organization markets and sells products to home healthcare dealer branch locations throughout the United States, Canada, and Latin America.
We also directly educate physicians and sleep clinics about our products. Patients who are diagnosed with OSA or another respiratory condition and prescribed our products are typically referred by the diagnosing physician or sleep clinic to a home healthcare dealer to fill the prescription. The home healthcare dealer, in consultation with the referring practitioner, will assist the patient in selecting the equipment, fit the patient with the appropriate mask and set the device pressure to the prescribed level.
Our SaaS solutions are sold to providers of healthcare in various out-of-hospital settings. We market and sell our Brightree business management software and service solutions to providers in the United States. Our primary markets are HME, pharmacy, home infusion, orthotics and prosthetics. Our sales activities for Brightree products are conducted through a sales organization made up of strategic account managers, sales engineers and sales directors. We develop, market, and sell our MatrixCare care management and related ancillary solutions to providers in the U.S. and our primary customers are senior living; skilled nursing; life plan communities; home health, home care, and hospice agencies as well as related accountable care organizations. Our MatrixCare management solutions are primarily sold through direct sales and ancillary solutions are sold both through direct sales and channel sellers.
Combined Europe, Asia, and other markets. We market our products in most major countries in combined Europe, Asia and other geographies. We have wholly owned subsidiaries in Australia, Austria, China, Czech Republic, Denmark, Finland, France, Germany, India, Ireland, Japan, Korea, Netherlands, New Zealand, Norway, Poland, Sweden, Switzerland, Taiwan, Thailand, and the United Kingdom. We use a combination of our direct sales force and independent distributors to sell our products in combined Europe, Asia, and other regions. We select independent distributors in each country based on their knowledge of respiratory medicine and a commitment to sleep apnea therapy. In countries where we sell our products direct, a local senior manager is responsible for direct national sales. In many countries, we sell our products to home healthcare dealers or hospitals who then sell the products to the patients. In Germany, Australia, New Zealand, and South Korea, we also operate home healthcare businesses, providing products and services directly to patients.

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
We only sell our SaaS products in the United States and Germany.
Manufacturing
We operate a globally distributed manufacturing network designed to optimize quality, control costs, reduce time to market for new product introduction, and generate supply chain resilience. Our manufacturing operations consist of specialist component production as well as technical assembly and testing of our devices, masks, and accessories. Of the numerous raw materials, parts and components purchased for our therapeutic and diagnostic sleep disorder products, many are available from multiple vendors. We also purchase uniquely configured components from various suppliers, including some who are single-source suppliers for us. Any reduction or halt in supply from one of these suppliers could limit our ability to manufacture our products or devices until a replacement supplier is found and qualified. We generally manufacture to our internal sales forecasts and fill orders as received. We strive for continuous improvement in manufacturing processes to deliver year-on-year improvement in output, cost, and product quality. Each manufacturing site and team are responsible for the quality of their product group and decisions are based on performance and quality measures, including customer feedback.
The most disruptive effects of the COVID-19 pandemic are largely behind us. We continue to be impacted, however, by supply constraints on certain raw materials and electronic components, including semiconductor chips. These constraints have impacted and may continue to impact our ability to manufacture products in quantities necessary to satisfy customer demand, which could negatively impact our results of operations. We are actively working to mitigate the impact of supply constraints by multi-sourcing and qualifying alternate materials.
Our quality management system is based upon the requirements of ISO 9001, ISO 13485, FDA Quality System Regulation for Medical Devices, European Medical Device Regulation (“MDR”), the Medical Device Directive (93/42/EEC) and other applicable regulations for the markets in which we sell. Our main manufacturing sites are certified to ISO 13485 and are audited at regular intervals by a Notified Body. Additionally, our Sydney, Tuas, San Diego, Atlanta, and Moreno Valley sites are certified under the Medical Device Single Audit Program or MDSAP, an audit of medical device manufacturers’ quality management system to satisfy multiple regulatory requirements. MDSAP audits are conducted by a MDSAP recognized auditing organization and can fulfill the needs of multiple regulatory jurisdictions (e.g., Australia, Brazil, Canada, Japan, and the United States of America). Our Sydney manufacturing operation operates an Environmental Management System (EMS) certified to ISO 14001:2015. We are progressively extending the EMS across our manufacturing network.
Our main manufacturing facilities for ResMed-branded products are located in Tuas, Singapore; Sydney, Australia; Chatsworth, California; Johor Bahru, Malaysia; and Atlanta, Georgia. The principal factory for our Curative-branded products is in Suzhou, China. Our Narval-branded products are manufactured in Lyon, France. Refer to Item 2 for additional details on these properties. We will continue to expand and balance volume across our network to meet scale, cost, resilience, and environmental performance objectives, and to meet the needs of customers and patients.
Third-Party Coverage and Reimbursement
The cost of medical care in many of the countries in which we operate is funded in substantial part by government and private insurance programs. In Germany and Korea, we receive payments directly from these payors. While we do not generally receive direct payments for our products from payors in other countries, our success depends on the ability of patients to obtain coverage and our customers to obtain adequate reimbursement from those payors.
In the United States, our products are purchased primarily by home healthcare dealers, health systems, or sleep clinics, who invoice third-party payors directly for reimbursement. Domestic third-party payors include government payors such as Medicare and Medicaid and commercial health insurance plans. These payors may deny coverage and reimbursement if they determine that a device is not used in accordance with certain covered treatment methods, or is experimental, or not deemed reasonable and necessary. The long-term trend towards cost-containment, through managed healthcare, or other legislative proposals to reform healthcare, could control or significantly influence the purchase of healthcare services and products and could result in lower prices for our products. In some foreign markets, such as France, Germany, and Japan, government reimbursement is currently available for the purchase or rental of our products, subject to constraints such as price controls or unit sales limitations. In Australia, China, and some other foreign countries, there is currently limited or no reimbursement for devices that treat OSA.

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
Healthcare reform in the United States continues to bring significant changes to the third-party payor landscape. The DMEPOS Competitive Bidding Program was mandated by Congress through the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA). In 2011, the Centers for Medicare & Medicaid Services, or CMS, implemented the Durable Medical Equipment, Prosthetics, Orthotics and Supplies (DMEPOS) competitive bidding program, which included DME that we manufacture and develop, specifically, CPAP and respiratory assist devices (or bilevel devices), and related supplies and accessories. CMS is required by law to recompete these contracts at least once every three years and to roll out the competitive bidding process nationally or adjust prices in non-competitive bidding areas to match competitive bidding prices. The implementation of the competitive bidding program has resulted in reduced Medicare payment for CPAP and respiratory assist devices, and related supplies and accessories in both competitive bidding areas and non-competitive bidding areas.
The last round of competitive bid contracts lapsed, effective January 1, 2019. CMS then removed 13 product categories, including CPAP and respiratory assist devices (or bilevel devices), from the Round 2021 Competitive Bidding Program competition. As a result, these products are currently subject to a temporary gap period during which any Medicare-enrolled DMEPOS supplier may furnish DMEPOS items and services to patients. CMS stated in rulemaking that it will be paying the single payment amounts established during the DMEPOS Competitive Bidding Program updated by an inflation adjustment factor on an annual basis for products furnished in the competitive bidding areas. CMS will start bidding for the next round of the DMEPOS Competitive Bidding Program after the agency completes the formal public notice and comment rulemaking process.
In non-competitive bidding and non-rural areas, the Coronavirus Aid, Relief, and Economic Security (CARES) Act mandated that the fee schedule amounts for certain items furnished in rural and non-contiguous non-competitive bidding areas be based on a 50/50 blend of adjusted and unadjusted fee schedule amounts through the duration of the Public Health Emergency (PHE). Through final rulemaking in December 2021, CMS finalized policy that they will continue paying suppliers the 50/50 blend of adjusted and unadjusted fee schedule rates for furnishing items and services in rural and non-contiguous areas regardless of the PHE.
The CARES Act also required payment in non-competitively bid areas other than rural or non-contiguous areas be based on a 75/25 blend of adjusted and unadjusted fee schedule amounts through the duration of the PHE, which ended on May 11, 2023. The Consolidated Appropriations Act, 2023, requires that this 75/25 blended payment in non-competitively bid areas other than rural or non-contiguous areas continue beyond the end of PHE, through December 31, 2023.
Other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 but were subject to a temporary suspension. The Protecting Medicare and American Farmers From Sequester Cuts Act was signed into law December 10, 2021. The law extended the 2% Medicare sequester moratorium through March 31, 2022, adjusted the sequester to 1% between April 1, 2022, and June 30, 2022, and reinstated the full 2% sequestration cut which began on July 1, 2022, and is extended through the first six months of 2032. The payment reduction applicable to healthcare providers applies to the approved Medicare payment amount, after the deductible and coinsurance are applied. The reduction in payment does not affect the 20% coinsurance owed by the patient.
The legislative landscape is complex, and changes with the influence of one party or the other. We expect that the ACA, these new laws and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for our products and services. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may have a material adverse impact on our revenues, profit margins, profitability, operating cash flows and results of operations.
Service and Warranty
We generally offer either one-year or two-year limited warranties on our devices. In some regions and for certain customers we also offer extended warranties on our devices for one to three years in addition to our limited warranty. Warranties on mask systems are typically 90 days. Our distributors either repair our products with parts supplied by us or arrange shipment of products to our facilities for repair or replacement. We receive returns of our products from the field

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
for various reasons. We believe that the level of returns experienced to date is consistent with levels typically experienced by manufacturers of similar devices. We provide for warranties and returns based on historical data.
Competition
Global competition for sales of our products and services is intense. We believe that the principal competitive factors are product features, value-added solutions, quality, reliability and price. Customer support, reputation and efficient distribution are also important factors. We compete in various geographies, each with different competitors, and some of our competitors are affiliates of our customers, which may make it difficult to compete with them.
Our primary Sleep and Respiratory Care competitors include Philips BV; Fisher & Paykel Healthcare Corporation Limited; DeVilbiss Healthcare; Apex Medical Corporation; BMC Medical Co. Ltd.; React Health Corporation; and Lowenstein plus regional and new-entrant manufacturers. Finally, our products compete with surgical procedures, nerve stimulation devices, and dental appliances designed to treat OSA and other sleep apnea-related respiratory conditions. The development of new or innovative procedures, devices, or therapies, such as pharmaceuticals, by others could result in our products becoming obsolete or noncompetitive, which would harm our revenues and financial condition.
For our SaaS business, competition is also intense, rapidly evolving, and subject to changing technology, low barriers to entry, shifting customer needs, and frequent introductions of new products and services. Many of our customers use systems developed in-house to run their businesses. The development of new or innovative solutions by others could result in our solutions becoming obsolete or noncompetitive, which would harm our revenues and financial condition.
Any product developed by us will have to compete for market acceptance and sales. An important factor in such competition may be the timing of market introduction of competitive products and solutions. Accordingly, the speed with which we can develop products and solutions, complete clinical testing and regulatory clearance processes, and provide commercial supply of products and solutions to the market are important competitive factors. In addition, our ability to compete will continue to be dependent on successfully protecting our patents and other intellectual property.
Patents and Proprietary Rights and Related Litigation
We rely on a combination of patents, designs, trademarks, trade secrets, copyrights, and non-disclosure agreements to protect our proprietary technology and rights. Some of these patents, patent applications, and designs relate to significant aspects and features of our products. We believe the combination of these rights, in aggregate, are of material importance to each of our businesses. Through our various subsidiaries, as of the date of this report, we own or have licensed rights to approximately 9,700 pending, allowed or granted patents and designs. Patents and designs have various statutory terms based on the legislation in individual jurisdictions which may be subject to change. Of our patents, 619 U.S. patents and 1,472 foreign patents are due to expire in the next five years. We believe that the expiration of these patents will not have a material adverse impact on our competitive position.
Litigation has been necessary in the past and may be necessary in the future to enforce patents issued to us, to protect our rights, or to defend third-party claims of infringement by us of the proprietary rights of others. The defense and prosecution of patent claims, including pending claims, as well as participation in other inter-party proceedings, can be expensive and time-consuming, even in those instances in which the outcome is favorable to us. Patent laws regarding the enforceability of patents vary from country to country. We have in the past, and may in the future, be required to license patents and other intellectual property rights owned by other parties. Therefore, there can be no assurance that patent issues will be uniformly resolved, or that local laws will provide us with consistent rights and benefits.
Government Regulations
FDA
Our products are subject to extensive regulation particularly as to safety, efficacy and adherence to FDA Quality System Regulation, and related manufacturing standards. Medical device products are subject to rigorous FDA and other governmental agency regulations in the United States and similar regulations of foreign agencies abroad. The FDA regulates the design, development, research, preclinical and clinical testing, introduction, manufacture, advertising, labeling, marking, packaging, marketing, distribution, import and export, and record keeping for such products, in order to ensure that medical products distributed in the United States are safe and effective for their intended use. In addition, the

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
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
Unless an exemption applies, the FDA requires that a manufacturer introducing a new medical device or a new indication for use of an existing medical device obtain either a Section 510(k) premarket notification clearance, a premarket approval, or PMA, or a de novo approval, and pay a user fee, before introducing it into the U.S. market. The type of marketing authorization is generally linked to the classification of the device, as well as whether or not a similar or “predicate” device exists to support a 510(k) application. The FDA classifies medical devices into one of three classes (Class I, II or III) based on the degree of risk the FDA determines to be associated with a device and the level of regulatory control deemed necessary to ensure the device’s safety and effectiveness. Certain SaaS applications may be classified as a medical device.
Our devices currently marketed in the United States are marketed pursuant to 510(k) pre-marketing clearances and are either Class I or Class II devices. Certain of our SaaS products may be classified as medical devices requiring a pre-marketing clearance or approval while other SaaS products may not be medical devices or will be commercialized under FDA’s current policy of enforcement discretion. The process of obtaining a Section 510(k) clearance generally requires the submission of performance data and may require clinical data, which in some cases can be extensive, to demonstrate that the device is “substantially equivalent” to a predecessor device that was (a) legally marketed in the U.S. before the 1976 Medical Device Amendments that established the 510(k) pathway or (b) brought to market after 1976 pursuant to the 510(k) pathway. Such a predecessor device is referred to as “predicate device.” Devices that do not have such a predicate are typically classified as Class III by default and are required to undergo the stringent PMA pathway that includes provision of clinical evidence and trials. The PMA process, which is reserved for new devices that are not substantially equivalent to any predicate device and for high-risk devices or those that are used to support or sustain human life, may take several years and require the submission of extensive performance and clinical information. However, a sponsor may apply to the FDA to reclassify devices that do not have predicates to Class I or II if the device is of low to moderate risk. If the FDA grants the application, such a device is termed a “de novo” device and is evaluated through the somewhat more flexible de novo approval pathway. As a result, FDA clearance and approval requirements may extend the development process for a considerable length of time. In addition, in some cases, the FDA may require additional review by an advisory panel, which can further lengthen the process. Finally, there may be instances where the products we sell as a result of an acquisition are subject to further FDA review and clearance.
Medical devices can be marketed only for the indications for which they are cleared or approved. After a device has received 510(k) clearance for a specific intended use, any change or modification that significantly affects its safety or effectiveness, such as a significant change in the design, materials, method of manufacture or intended use, may require a new or approval and payment of an FDA user fee. The determination as to whether or not a modification could significantly affect the device’s safety or effectiveness is initially left to the manufacturer using available FDA guidance; however, the FDA may review this determination to evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing and recall the modified device until clearance or approval is obtained. The manufacturer may also be subject to significant regulatory fines or penalties.
Any devices we manufacture and distribute pursuant to clearance or approval by the FDA are subject to pervasive and continuing regulation by the FDA and certain state agencies. These include product listing and establishment registration requirements, which help facilitate FDA inspections and other regulatory actions. As a medical device manufacturer, all of our manufacturing facilities are subject to inspection on a routine basis by the FDA. We are required to adhere to applicable regulations setting forth detailed cGMP requirements, as set forth in the QSR, which require, manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all phases of the design and manufacturing process. Noncompliance with these standards can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, refusal of the government to grant clearance or approval of devices, withdrawal of marketing approvals and criminal prosecutions. We believe that our design, manufacturing and quality control procedures are in compliance with the FDA’s regulatory requirements.
We must also comply with post-market surveillance regulations, including medical device reporting or MDR requirements which require that we review and report to the FDA any incident in which our products may have caused or contributed to

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
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
EEA
In the European Economic Area, (which is comprised of the 27 member states of the European Union plus Norway, Iceland and Liechtenstein), or EEA, medical devices need to comply with specific requirements. These requirements were previously known as “Essential Requirements” under the former EU Medical Devices Directive (Council Directive 93/42/EEC, or MDD) and are now defined “General Safety and Performance Requirements (GSPR)” under the new EU Medical Devices Regulation (Regulation (EU) 2017/745, or MDR). While the requirements set forth in the MDR are generally consistent with those laid out in the MDD (with a few exceptions), the GSPR are described more in detail compared to the Essential Requirements. Compliance with the Essential Requirements (under the MDD) or the GSPR (under the MDR) is a prerequisite to be able to affix the CE marking to medical devices, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the Essential Requirements/GSPR and affix the CE marking, manufacturers of medical devices must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low-risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements/GSPR, a conformity assessment procedure requires the intervention of a Notified Body, which is a third-party organization designated by a competent authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body would audit and examine the Technical File and the quality system for the manufacture, design and final inspection of the devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements/GSPR. This Certificate entitles the manufacturer to affix the CE marking to its medical devices after having prepared and signed a related EC Declaration of Conformity.
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
All manufacturers placing medical devices into the market in the EEA must comply with the EU Medical Device Vigilance System. Under the MDR, incidents must be reported centrally in the European EUDAMED database (although transitional provisions are in place until EUDAMED is fully functional), and manufacturers are required to take Field Safety Corrective Actions, or FSCAs, to prevent or reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. An incident is defined as any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in the labeling or the instructions for use. The MDR considers “serious incidents” those incidents which, directly or indirectly, led, might lead to or might have led to the death of a patient or user or of other persons, a serious deterioration in their state of health, or a serious public health threat. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices. Where appropriate, our products commercialized in Europe are CE marked and classified as either Class I or Class II.

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
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
The European Commission further extended provision of the MDR and IVDR through Regulation (EU) 2023/607, whereby manufacturers and notified bodies are given sufficiently more time to carry out, in accordance with the MDR, the conformity assessment of devices covered by a certificate or a declaration of conformity issued in accordance with Directive 90/385/EEC or Directive 93/42/EEC. Moreover, the deletion of the ‘sell off’ date in the MDR and the IVDR aims to prevent unnecessary disposal of safe devices. These provisions extend the transition period of devices through to December 31, 2027 or December 31, 2028 depending on device risk classification.
The MDR, among other things:
•strengthens the rules on placing devices on the market and reinforces surveillance once they are available;
•establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
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
We have received certification at several locations, including Sydney, Australia; San Diego, California; and Lyon, France. We continue to transition our certification profile to meet the new MDR requirements.
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

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
The federal Anti-Kickback Statute is a criminal statute that prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. Due to the breadth of the federal Anti-Kickback Statute, Congress set forth certain exceptions and authorized the Secretary of the Department of Health and Human Services to issue regulations that set forth certain safe harbors to protect arrangements that while implicating the federal Anti-Kickback Statute, would generally not cause harm to federal health care programs or patients. Satisfaction of all elements of a particular Anti-Kickback Statute statutory exception or regulatory safe harbor will provide immunity from prosecution under the Anti-Kickback Statute to the parties to such remunerative arrangement. Failure to satisfy all elements of an exception or safe harbor, however, does not necessarily lead to a violation of the federal Anti-Kickback Statute. Because the Anti-Kickback Statute is an intent-based statute, each arrangement is subject to a facts and circumstances analysis to determine whether the requisite intent under the statute is present.
The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The civil False Claims Act also applies to false submissions that cause the government to be paid less than the amount to which it is entitled, such as a rebate. Intent to deceive is not required to establish liability under the civil False Claims Act. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Private suits filed under the civil False Claims Act, known as qui tam actions, can be brought by individuals on behalf of the government. These individuals may share in any amounts paid by the entity to the government in fines, judgement, or settlement.
The federal Civil Monetary Penalties Law prohibits, among other things, the offering or transferring of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of items or services reimbursable by Medicare or a state healthcare program, unless an exception applies.
Additionally, there has been a recent trend of increased federal and state regulation of payments and transfers of value provided to healthcare professionals or entities.
The federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, biologicals, and medical devices or supplies that require premarket approval by or notification to the FDA, and for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, to report annually to CMS information related to (i) payments and other transfers of value to teaching hospitals, physicians (as defined by statute) and, as of 2022, physician assistants, nurse practitioners and other practitioners, and (ii) ownership and investment interests held by such providers and their immediate family members. Applicable manufacturers are required to submit annual reports to CMS.
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

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
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
Data Privacy and Security Laws
Under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, which we collectively refer to as HIPAA, the Department of Health and Human Services, or HHS, has issued regulations, including the HIPAA Privacy, Security and Breach Notification Rules, to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities and their business associates, as well as covered subcontractors. HIPAA also regulates standardization of data content, codes and formats used in health care transactions and standardization of identifiers for health plans and providers. Penalties for violations of HIPAA regulations include significant civil and criminal penalties for each violation. In addition to federal privacy and security regulations, there are a number of state laws governing confidentiality and security of personal information that are applicable to our business. For example, the California Consumer Privacy Act, effective on January 1, 2020, as amended by the California Privacy Rights Act (collectively, the “CCPA”), was the first of a series of state privacy laws designed to provide California residents expanded rights with regard to their personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context. CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and the CCPA may increase our compliance costs and potential liability. Further, since 2020, approximately ten U.S. states have adopted—and other states are proposing to adopt— their own comprehensive data protection laws, with varying implementation dates starting January 1, 2023. The application of the laws and the requirements contained therein is not uniform. Although the majority of the state laws exclude business data, we may be required to undertake additional compliance investment and potentially change our business processes to evaluate the application of these laws to our business and to implement compliance measures. If we are subject to or affected by HIPAA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
In addition to these comprehensive data protection laws, to date, at least three states have adopted laws specifically regulating the collection, use, storage, and disclosure of biometrics, and additional states are seeking to regulate—and/or restrict the use of—biometrics in the future. Certain of our products use, or permit the use of, information that could be classified as a biometric under these or other laws. If we are subject to or affected by these or other laws, we may be required to modify the way in which we make available our product or certain features of our product. We also may be required to implement additional practices or processes or otherwise invest our resources to comply with these and other regulations.
In some of our operations, such as those involving our cloud-based software digital health applications, we are a business associate under HIPAA and therefore are required to comply with the HIPAA Security Rule, Breach Notification Rule and certain provisions of the HIPAA Privacy Rule, as well as the terms of our business associate agreements that we enter into with our covered entity customers, and are subject to significant civil and criminal penalties for failure to do so.

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
In addition, the European Union General Data Protection Regulation, or GDPR, went into effect in May 2018. The United Kingdom has adopted the UK General Data Protection Regulation ("UK GDPR"); the EU GDPR and UK GDPR are herein referred to as GDPR. The GDPR imposes stringent data protection requirements for the processing of personal data, whenever GDPR applies to such processing, such as processing in the European Economic Area (EEA), or in the UK. The GDPR increased our obligations, for example, by requiring more robust disclosures to individuals, strengthening individual data rights, instituting procedures for mandatory data breach notifications to regulators within a short timeframe, limiting retention periods and secondary use of information (including for research purposes), increasing requirements pertaining to health data and pseudonymized (i.e., key-coded) data and imposing additional obligations when we contract with third party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EEA or UK, including to the United States; recent legal developments in Europe have created complexity regarding such transfers of personal data from the EEA to the United States. For example, the European Commission and the United Kingdom have adopted new standard contractual clauses under which entities may transfer personal data from the European Union and the United Kingdom, which we may be required to implement. We must evaluate such data transfers on a case-by-case basis to ensure continued permissibility under current law and consistent with new standard contractual clauses. GDPR provides that EEA member states and the UK may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs to increase and harm our business and financial condition. EEA member states and the UK may modify or impose additional conditions to be able to transmit electronic marketing communications. Failure to comply with the requirements of GDPR and the applicable national data protection and marketing laws of the EEA member states may result in fines of up to €20.0 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties as well as individual claims for compensation.
Further, the UK GDPR also provides for significant data protection fines up to the greater of £17.5 million or 4% of global turnover.
Numerous other state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of patient health information and other personal information. In addition, Congress and some states are considering new laws and regulations that further protect the privacy and security of medical records or medical information. All 50 states have passed laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected customers. The Federal Trade Commission, or FTC, and states’ Attorneys General have also brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information. These laws may apply directly to our business or indirectly by contract when we provide services to other companies. The FTC also has focused on the use of online tracking technologies that collect personal information as well as artificial intelligence (AI) and the potential bias in AI as one of its enforcement and policy priorities, including the use of both online tracking tools and AI in the healthcare space. Our services and products may use AI now or in the future. We intend to continue to comprehensively protect all personal information and to comply with all applicable laws regarding the protection of such information, including with respect to online tracking, as well as to monitor developments regarding the use of AI that could be relevant to our products and services.
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
Human Capital
At ResMed, our mission of transforming patient care in the out-of-hospital setting through innovative solutions and technology-driven integrated care is achieved by our commitment and efforts in fostering an inclusive environment that creates a strong sense of belonging, which unlocks the potential, passion and creativity of our people. Our Code of Business Conduct & Ethics, Diversity and Inclusion practice and other practices and policies on workplace behavior,

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
discrimination and harassment, health and safety, and employee benefits reinforce this environment and facilitate talent attraction, retention, and development.
Our board of directors and its committees provide general oversight on a range of our human capital management efforts. These efforts include general oversight of our environmental, social, governance, and sustainability efforts as addressed below.
As of June 30, 2023, we had approximately 10,140 employees or contingent workers, of which approximately 4,310 were employed in cost of sales activities including areas such as warehousing and manufacturing, 1,750 in research and development and 4,080 in sales, marketing and administration. Of our employees and contingent workers, approximately 3,490 (34%) were located in the United States, Canada and Latin America, 2,740 (27%) in Asia, 1,590 (16%) in Australia and 2,320 (23%) in Europe. We believe that the success of our business will depend, in part, on our ability to attract and retain diverse, qualified personnel. ResMed’s global turnover rate for fiscal year 2023 was approximately 14%.
Diversity & Inclusion
Our values of belonging, inclusion and diversity for success (“BIDS”) enable us to unlock the strengths of our people to transform healthcare and improve lives. We are in our third year of having a BIDS team that strives to impact and develop our people, patients, and products. Our objectives include expanding our community of Employee Resource Groups (“ERGs”) globally, creating and delivering learning and development opportunities, identifying new and different sourcing practices and measurements, emphasizing accessibility and disability inclusion, promoting inclusive leadership behaviors and practices, and exploring new community partnerships.
Employee Resource Groups. We continue to place a high value on inclusion-building initiatives that create opportunities around cultural awareness and social learnings. We maintain our ERGs worldwide and currently have seventeen groups that engage over 1,000 people with weekly learning opportunities: African and African-American, Asia-American-Pacific Islander, LGBTQIA+, Hispanic and Latin, Veterans, Women in San Diego, Women in Sales, Women in SaaS, Women in Canada, Women in Tech Sydney, Parents, Caregivers, All Abilities, Australian Indigenous, and Mosaics in Ireland, Germany and France that collectively focus on local and culturally appropriate inclusion-building needs.
Learning & Development of D&I Values. Our leaders across the organization work directly with our Head of Diversity and Inclusion to identify and provide relevant trainings for their teams. This year, the team launched a BIDS Certificate program focusing on inclusive leadership and psychological safety. The team also delivered many trainings on allyship, the value of diversity on teams, and disability etiquette.
Strategic Inclusive Development. A Global Council of employees meets every two months to review and provide feedback on BIDS developments and programs as well as sharing feedback on ongoing diversity and inclusion efforts. Further, our Employee Handbook has been updated to formalize certain inclusivity initiatives. Additionally, we have assessed the language within the source code of our products and platforms to ensure that it is inclusive and does not perpetuate racist stereotypes.
Leadership Engagement. C-Suite Executives, alongside the COO and CEO, receive quarterly updates on diversity data and inclusion-building efforts. Additionally, the CEO and senior leaders across the organization have diversity and inclusion objectives embedded in their annual and quarterly goals. Each ERG/Mosaic is supported by an Executive Sponsor.
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

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
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
Employee Health & Safety
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
We are committed to improving the quality of life of our employees and their families. Our health and wellbeing programs differ by country and may include company-sponsored health insurance, retirement savings plans, sleep apnea screening and treatment, smoking cessation, gym membership discounts, seasonal flu vaccinations, mental health assistance, and many other programs to drive healthy behaviors and awareness. Additionally, we have implemented a company-wide ResMed Day - taken at the employee's election - for our people to focus on mental, social and physical health.

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
•Global macroeconomic conditions, including inflation, supply chain disruptions, and fluctuations in foreign currency exchange rates, could continue to adversely affect our operations and profitability.
•Our business, financial condition and results of operations could continue to be harmed by the effects of outbreaks of COVID-19 or similar public health crises.
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
•If we fail to source, develop and retain key employees our business may suffer.
•Our leverage and debt service obligations could adversely affect our business.
Risks Related to Manufacturing, IT Systems, Commercial Operations and Plans for Future Growth
•Disruptions in the supply of components from our suppliers could result in a significant reduction in sales and profitability.
•We are increasingly dependent on information technology systems and infrastructure.
•Actual or attempted breaches of security, unauthorized disclosure of information, attacks such as denial of service, or the perception that personal and/or other sensitive or confidential information in our possession is not secure, could result in a material loss of business, substantial legal liability or significant harm to our reputation.
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

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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
•We are subject to various risks relating to our compliance with fraud and abuse laws and transparency laws relating to our interactions with our customers, health care providers, and patients, which could subject us to government investigation, litigation, or other penalties to the extent our activities or relationships are found not to comply, and could result in changes in our business operations that could harm our ability to successfully market and sell our products and services.
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
•Environmental, social, and corporate governance (ESG) issues may have an adverse effect on our business, financial condition and results of operations and reputation.
Risks Related to the Securities Markets and Ownership of Our Common Stock
•Our quarterly operating results are subject to fluctuation for a variety of reasons.
•Delaware law and provisions in our charter could make it difficult for another company to acquire us.

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
Risk Factors
Risks Related to Our Business and Industry
Our inability to compete successfully in our markets may harm our business. The markets for our products, which encompass Sleep and Respiratory Care products and SaaS offerings, are highly competitive and are characterized by frequent product improvements and evolving technology. Our ability to compete successfully depends, in part, on our ability to develop, manufacture and market innovative new products and enhance existing products. For our Sleep and Respiratory Care business, the development of innovative new products by our competitors or the discovery of alternative treatments or potential cures for the conditions that our products treat could make our products noncompetitive or obsolete. Current competitors, new entrants, academics, and others currently may be developing, or may develop, new devices, alternative treatments or cures, and targeted or indirect pharmaceutical solutions to the conditions our products treat that could provide better features, clinical outcomes or economic value than those that we currently offer or subsequently develop. For SaaS, the market for business management software is highly competitive, rapidly evolving, subject to changing technology, with low barriers to entry, shifting customer needs and frequent introductions of new products and services. Many prospective customers have invested substantial personnel and financial resources to create, implement and integrate their current business management software into their operations and, therefore, may be reluctant or unwilling to change from their current in-house solution or provider to one of our platforms or products.
Additionally, some of our competitors have greater financial, research and development, manufacturing and marketing resources than we do. The past several years have seen a trend towards consolidation in the healthcare industry and in the markets for our products. Industry consolidation could result in greater competition if our competitors combine their resources, if our competitors are acquired by other companies with greater resources than ours, or if our competitors become affiliated with customers of ours. Conversely, the health care space is attractive to many companies, particularly new entrants interested in developing digital health models to compete with offerings of more established companies like us. Additionally, one of our competitors, Philips, has an ongoing product recall. We cannot predict the timing or nature of their substantial return to the market or the impact to our business, financial condition, and results of operations. Continuing competition could increase pressure on us to reduce the selling prices of our products or could cause us to increase our spending on research and development and sales and marketing. If we are unable to develop innovative new products, maintain competitive pricing, enhance existing products, and offer products that consumers perceive to be as good as those of our competitors, our sales and gross margins could decrease which would harm our business.
Consolidation in the health care industry could have an adverse effect on our revenues and results of operations. Many home health care dealers and out-of-hospital health providers are consolidating, which may result in greater concentration of purchasing power. Numerous initiatives and reforms by legislators, regulators, and third-party payers to curb the rising cost of healthcare have catalyzed a consolidation of aggregate purchasing power within the markets in which we sell our products. As the health care industry consolidates, competition to provide goods and services to industry participants may become more intense. These industry participants may try to use their market power to negotiate price concessions or reductions for medical devices and components produced by us. If we are forced to reduce our prices because of consolidation in the health care industry, our revenues may decrease and our consolidated earnings, financial condition, and/or cash flows may suffer.
Global macroeconomic conditions, including inflation, supply chain disruptions, and fluctuations in foreign currency exchange rates, could continue to adversely affect our operations and profitability. The global decline in economic conditions, geopolitical instability, and other macroeconomic factors, including inflation, supply chain disruptions, interest rate and foreign currency rate fluctuations, and volatility in the capital markets could continue to negatively impact our business, financial condition, and results of operations. The growth of our business and demand for our products are affected by changes in the health of the overall global economy. Deterioration in the global economic environment may cause decreased demand for our products which could result in lower product sales, lower prices for our products, and reduced reimbursement rates by third-party payers, while increasing the cost of operating our business.
Macroeconomic conditions have impacted our global supply chain, primarily through constraints on raw materials and electronic components. These constraints on raw materials and electronic components are also impacting companies outside of our direct industry, which has and continues to result in a competitive supply environment causing higher costs, requiring us to commit to minimum purchase obligations as well as make upfront payments to our suppliers. These disruptions have impacted and may continue to impact our ability to produce and supply products in quantities necessary to

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
satisfy customer demand, which could negatively impact our results of operations. These highly competitive and constrained supply chain conditions are increasing our cost of sales, which has and may continue to adversely impact our profitability.
Global economic conditions have also impacted foreign currency exchange rates relative to the U.S. dollar. Although the majority of our net sales and cash generation have been made in the U.S., as our business in markets outside of the U.S. continues to increase, our exposure to foreign currency exchange risk related to our foreign sales and operations will increase. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Australian Dollar, Singapore Dollar, Euro, Chinese Yuan, and Canadian Dollar, have had and could continue to have an adverse effect on our financial results, including our net sales, margins, gains and losses, as well as on the values of our assets and liabilities.
Our business, financial condition and results of operations could continue to be harmed by the effects of outbreaks of COVID-19 or similar public health crises. We are subject to risks associated with public health threats, including outbreaks associated with COVID-19 and its variants, which have had and may continue to have an adverse impact on certain aspects of our business. While most countries have removed or reduced the restrictions initially implemented in response to COVID-19, the extent to which the COVID-19 pandemic or another public health crisis impact our business, results of operations, and financial condition will depend on future developments which are highly uncertain and are difficult to predict. These developments include, but are not limited to, future resurgences of the virus and its variants, actions taken to contain the virus or address its impact, the timing, distribution, and efficacy of vaccines and other treatments, and the imposition of government lockdowns, quarantine and physical distancing requirements.
We are subject to various risks relating to international activities that could affect our overall profitability. We manufacture substantially all of our products outside the United States and sell a significant portion of our products in non-U.S. markets. Sales in combined Europe, Asia and other markets accounted for approximately 36% and 37% of our net revenues in the years ended June 30, 2023 and June 30, 2022, respectively. Our sales and operations outside of the U.S. are subject to several difficulties and risks that are separate and distinct from those we face in the U.S., including:
•fluctuations in currency exchange rates;
•economic conditions such as inflation or recession;
•tariffs and other trade barriers;
•compliance with foreign medical device manufacturing regulations;
•difficulty in enforcing agreements and collecting receivables through foreign legal systems;
•reduction in third-party payor reimbursement for our products;
•inability to obtain import licenses;
•the impact of public health epidemics/pandemics on the global economy;
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

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
a sufficient supply of raw materials necessary to meet the quantity and/or timing of our product demands. Further, it is not possible to predict the short- and long-term implications of this conflict, which could include but are not limited to further sanctions, uncertainty about economic and political stability, increases in inflation rate and energy prices, cyber-attacks, supply chain challenges and adverse effects on currency exchange rates and financial markets. We are continuing to monitor the situation in China, Ukraine, and globally as well as assess its potential impact on our business. Although our sales into Russia and Ukraine did not constitute a material portion of our total revenue in fiscal year 2023, further escalation of geopolitical tensions, or new geopolitical tensions, could have a broader impact that expands into other markets where we do business, which could adversely affect our business and/or our supply chain, business partners or customers in the broader region.
Any of the above factors may have a material adverse effect on our ability to increase or maintain our sales or otherwise have a material adverse impact on our business, financial condition, and results of operations.
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
Our intellectual property may not protect our products, and/or our products may infringe on the intellectual property rights of third parties. We rely on a combination of owned and licensed patents, trade secrets and non-disclosure agreements to protect our intellectual property. Our success depends, in part, on our ability to obtain and maintain U.S. and foreign patent protection for our products, their uses and our processes to preserve our trade secrets and to operate without infringing on the proprietary rights of third-parties. We have in the past and may in the future be required to license patents and other intellectual property rights owned by other parties. We have a number of pending patent applications, and we do not know whether any patents will issue from any of these applications. We do not know whether any of the claims in our issued patents or pending applications will provide us with any significant protection against competitive products or otherwise be commercially valuable. Legal standards regarding the validity of patents and the proper scope of their claims are still evolving, and there is no consistent law or policy regarding the valid breadth of claims. Additionally, there may be third-party patents, patent applications and other intellectual property held by entities much larger than us, that are relevant to our products and technology which are not known to us and that block or compete with our products. We face the risks that:

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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

Litigation may be necessary to enforce patents issued to us, to protect our proprietary rights, or to defend third-party claims that we have infringed on proprietary rights of others. If the outcome of any litigation, proceeding or claim brought against us were adverse, we could be subject to significant liabilities to third-parties, could be required to obtain licenses from third-parties, could be forced to design around the patents at issue or could be required to cease sales of the affected products. If we become involved in any intellectual property litigation, we may be required to pay substantial damages, including but not limited to treble damages, attorneys’ fees and costs, for past infringement if it is ultimately determined that our products infringe a third party’s intellectual property rights. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive and may divert management’s attention from other business matters. In addition, a license may not be available at all or on commercially viable terms, and we may not be able to redesign our products to avoid infringement. Additionally, the laws regarding the enforceability of patents vary from country to country, and we cannot provide assurance that any patent issues we face will be uniformly resolved, or that local laws will provide us with consistent rights and benefits.
If we fail to source, develop and retain key employees our business may suffer. Our ability to compete effectively depends on our ability to source and retain key employees, including people in senior management, sales, marketing, technology, and research and development positions. Competition for top talent in the healthcare, technology and SaaS industries can be intense. Our ability to recruit and retain such talent will depend on a number of factors, including hiring practices of our competitors, compensation and benefits, flexibility regarding virtual and hybrid work arrangements, work location, work environment, industry economic conditions, and corporate culture. If we cannot effectively recruit, develop and retain qualified employees to drive our strategic goals, our business could suffer.
Our leverage and debt service obligations could adversely affect our business. As of June 30, 2023, our total consolidated debt was $1.4 billion and we may incur additional indebtedness in the future. Our indebtedness could have adverse consequences, including:
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
Risks Related to Manufacturing, IT Systems, Commercial Operations and Plans for Future Growth
Disruptions in the supply of components from our suppliers could result in a significant reduction in sales and profitability. We purchase configured components for our devices from various suppliers, including some who are single-source suppliers for us. Disruptions to our suppliers may limit our ability to manufacture our devices in a timely or cost-

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
effective manner, which could result in a significant reduction in sales and profitability. We cannot assure you that a replacement supplier would be able to configure its components for our devices on a timely basis or, in the alternative, that we would be able to reconfigure our devices to integrate the replacement part. A reduction, delay or halt in supply while a replacement supplier reconfigures its components, or while we reconfigure our devices for the replacement part, would limit our ability to manufacture our devices in a timely or cost-effective manner, which could result in a significant reduction in sales and profitability. We cannot assure you that our inventories would be adequate to meet our production needs during any prolonged interruption of supply.
In particular, a global semiconductor supply shortage has had and continues to have wide-ranging effects across multiple industries, and it has impacted suppliers that incorporate semiconductors into the parts they supply to us. High demand and shortages of supply have adversely affected and could materially adversely affect our ability to obtain sufficient quantities of semiconductors and electronic components on commercially reasonable terms or at all. While we have entered into agreements for the supply of many components, there can be no assurance we will be able to extend or renew these agreements on similar terms or that suppliers will fulfill their commitments under existing agreements. Furthermore, in order to secure such necessary components, we may be obligated to purchase them at prices that are higher than those available in the current market and/or may incur significant price increases from these suppliers in the future. In addition, we have and may continue to be required to commit to greater purchase volumes and/or make prepayments to our suppliers. Purchase obligations, extended lead times, and decreased availability of key components may also cause an adverse effect on our financial condition or results of operations. Delays in our ability to produce and deliver our devices could cause our customers to purchase alternative products from our competitors.
In response to the global semiconductor supply shortage, we expanded our global offering of devices to include Card-to-Cloud (C2C) versions of our prior model AirSense 10 and AirCurve 10 offerings that do not incorporate a communications module. We introduced C2C models to address the growing backlog of patients waiting for therapy with our devices during and after the COVID-19 pandemic. Because C2C devices do not include communications capability they are not as appealing to our customers creating a risk that we will be forced to liquidate inventory of those devices as communications modules become available for our AirSense 10 and AirSense 11 devices.
Additionally, substantial increases in product demand, including in response to a product recall by one of our competitors, Philips, have resulted and could continue to result in higher costs for materials and components, and increased expenditures for freight and other expenses, which have and could continue to negatively impact our profit margins. If supply constraints continue, our ability to meet increased demand and our corresponding ability to sell affected products may be materially reduced. Alternatively, the reintroduction of products by Philips could lead to reduced demand for our products.
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
Actual or attempted breaches of security, unauthorized disclosure of information, attacks such as denial of service, or the perception that personal and/or other sensitive or confidential information in our possession is not secure, could result in a material loss of business, substantial legal liability or significant harm to our reputation. Despite the implementation of security measures, our internal computer and information technology systems and those of our vendors and customers are vulnerable to attack and damage from computer viruses, malware, denial of service attacks, unauthorized access, or other harm, including from threat actors seeking to cause disruption to our business. We face risks related to the protection of information that we maintain—or engage a third-party to maintain on our behalf—including unauthorized access, acquisition, use, disclosure, or modification of such information. Cyberattacks are increasing in their frequency, sophistication and intensity and have become increasingly difficult to detect. Cyberattacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. A material cyberattack or security incident could

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
cause interruptions in our operations and could result in a material disruption of our business operations, damage to our reputation, financial condition, results of operations, cash flows and prospects.
We receive, collect, process, use and store a large amount of information from our clients, our patients and our own employees, including personal information, protected health and other sensitive and confidential information. This data is often accessed by us through transmissions over public and private networks, including the Internet. The secure transmission of such information over the Internet and other mechanisms is essential to maintain confidence in our information technology systems. We have implemented security measures, technical controls and contractual precautions designed to identify, detect and prevent unauthorized access, alteration, use or disclosure of our clients’, patients’ and employees’ data. However, the techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures. We may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Beyond external criminal activity, systems that access or control access to our services and databases may be compromised as a result of human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. Because the techniques used to circumvent security systems can be highly sophisticated and change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address all possible threats or implement adequate preventive measures for all situations.
If threat actors are able to circumvent or breach our security systems, they could steal any information located therein or cause serious and potentially long-lasting disruption to our operations. Security breaches or attempts thereof could also damage our reputation and expose us to a risk of monetary loss and/or litigation, fines and sanctions. We also face risks associated with security breaches affecting third parties that conduct business with us or our clients and others who interact with our data. While we maintain insurance that covers certain security incidents, we may not carry appropriate insurance or maintain sufficient coverage to compensate for all potential liability.
We are subject to diverse laws and regulations relating to data privacy and security, including HIPAA and European data privacy laws. Complying with these numerous and complex regulations is expensive and difficult, and failure to comply with these regulations could result in regulatory scrutiny, fines, civil liability or damage to our reputation. In addition, any security breach or attempt thereof could result in liability for stolen assets or information, additional costs associated with repairing any system damage, incentives offered to clients or other business partners to maintain business relationships after a breach, and implementation of measures to prevent future breaches, including organizational changes, deployment of additional personnel and protection technologies, employee training and engagement of third-party experts and consultants. Additionally, the costs incurred to remediate any security incident could be substantial. In addition, on July 26, 2023, the SEC issued a new proposed rule intended to enhance and standardize disclosures regarding cybersecurity risk management, strategy, governance and cybersecurity incident reporting, which will require us to develop additional policies and procedures to comply with these new rules and provide additional disclosure on our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
We cannot assure you that any of our third-party service providers with access to our, or our clients, patients and/or employees’ personally identifiable and other sensitive or confidential information will not experience security breaches or attempts thereof, which could have a corresponding effect on our business.
We may not be able to realize the anticipated benefits from acquisitions, which could adversely affect our operating results. Part of our growth strategy includes acquiring businesses consistent with our commitment to innovation in developing products for the diagnosis and treatment of sleep apnea and respiratory care as well as our SaaS business. For example, we acquired MatrixCare in November 2018, Propeller Health in January 2019, and MEDIFOX DAN in November 2022. The success of our acquisitions depends, in part, on our ability to successfully integrate the business and operations of the acquired companies. Additionally, our management may have their attention diverted while trying to integrate these businesses. If we are not able to successfully integrate the operations, we may not realize the anticipated benefits of the acquisitions fully or at all, or may take longer to realize than expected. Acquisitions involve numerous risks and could create unforeseen operating difficulties and expenditures. There can be no assurance that any of the acquisitions we make will be successful or will be, or will remain, profitable.
Moreover, we have recorded intangible assets, including goodwill, in connection with our acquisitions. At least on an annual basis, we must evaluate whether facts and circumstances indicate any impairment of the intangible assets’ values.

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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
We have limited resources to market to physicians, sleep clinics, home healthcare dealer branch locations and to the non-sleep specialists, most of whom use, sell or recommend several brands of products. We are limited under applicable fraud and abuse laws in the ways in which we market and sell to customers and patients. In addition, home healthcare dealers have experienced price pressures as government and third-party reimbursement has declined for home healthcare products, and home healthcare dealers are requiring price discounts and longer periods of time to pay for products purchased from us. We cannot assure you that physicians will continue to prescribe our products, or that home healthcare dealers or patients will not substitute competing products when a prescription specifying our products has been written.
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

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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
If there are interruptions or performance problems associated with our technology or infrastructure, our existing SaaS customers may experience service outages, and our new customers may experience delays in the deployment of our platforms. We depend on services from various third parties as well as our own technical operations infrastructure to distribute our SaaS products via the Internet. If a service provider fails to provide sufficient capacity to support our platform or otherwise experiences service outages, such failure could interrupt our customers’ access to our service, which could adversely affect their perception of our platform’s reliability and our revenues. Any disruptions in these services, including as a result of actions outside of our control, would significantly impact the continued performance of our SaaS products. In the future, these services may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of these services could result in decreased functionality of our SaaS products until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated into our infrastructure.
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
Risks Related to Non-Compliance with Laws, Regulations and Healthcare Industry Shifts
Healthcare reform may have a material adverse effect on our industry and our results of operations. In March 2010, the ACA was signed into law in the United States. The ACA made changes, effective over time, that significantly impacted the healthcare industry, including medical device manufacturers. One of the principal purposes of the ACA was to expand health insurance coverage to millions of Americans who were uninsured. The ACA required adults not covered by an employer or government-sponsored insurance plan to maintain health insurance coverage or pay a penalty, a provision commonly referred to as the individual mandate.
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
RESMED INC. AND SUBSIDIARIES
Government and private insurance plans may not adequately reimburse our customers for our products, which could result in reductions in sales or selling prices for our products. Our ability to sell our products depends in large part on the extent to which coverage and adequate reimbursement for our products will be available from government health administration authorities, private health insurers and other organizations. These third-party payers are increasingly challenging the prices charged for medical products and services and can, without notice, deny or reduce coverage for our products or treatments that may include the use of our products. Therefore, even if a product is approved for marketing, we cannot make assurances that coverage and reimbursement will be available for the product, that the reimbursement amount will be adequate or that the reimbursement amount, even if initially adequate, will not be subsequently reduced. For example, in some markets, such as Spain, France and Germany, government coverage and reimbursement are currently available for the purchase or rental of our products but are subject to constraints such as price controls or unit sales limitations. In other markets, such as Australia, there is currently limited or no reimbursement for devices that treat sleep apnea conditions. As we continue to develop new products, those products will generally not qualify for coverage and reimbursement until they are approved for marketing, if at all.
In the United States, we sell our products primarily to home healthcare dealers, health systems and sleep clinics. Reductions in reimbursement to our customers by third-party payers, if they occur, may have a material impact on our customers and, therefore, may indirectly affect our pricing and sales to, or the collectability of receivables we have from, those customers. A development negatively affecting reimbursement stems from the Medicare competitive bidding program mandated by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA). Under the program, our customers who provide DME must compete to offer products in designated competitive bidding areas, or CBAs. We cannot predict the impact the competitive bidding program and the developments in the competitive bidding program will have on our business and financial condition. If changes are made to this program in the future, it could affect amounts being recovered by our customers.
In addition, our products are the subject of periodic studies by third party agencies, including the Agency for Healthcare Research and Quality (AHRQ) in the United States, intended to review the comparative effectiveness of different treatments of the same illness. In October 2022, the AHRQ concluded that randomized controlled clinical trials do not provide sufficient evidence that CPAP affects long-term clinically important outcomes. We believe that the AHRQ methodology was too restrictive, that retrospective and prospective observational studies should have been included, that real world evidence should have been considered, and that CPAP therapy does have long-term positive effects on health outcomes. Although the results of comparative effectiveness studies are not intended to mandate any reimbursement policies for public or private payers, it is not clear what, if any, effect such research will have on the sales of our products. To date, the AHRQ assessment has not impacted CMS or private payor reimbursement. Decreases in third-party reimbursement for our products or a decision by a third-party payer to not cover our products as a result of a third-party study could have a material adverse effect on our sales, results of operations and financial condition.
We are subject to various risks relating to our compliance with fraud and abuse laws and transparency laws relating to our interactions with our customers, health care providers, and patients, which could subject us to government investigation, litigation, or other penalties to the extent our activities or relationships are found not to comply, and could result in changes in our business operations that could harm our ability to successfully market and sell our products and services. We are subject to various risks relating to our compliance with fraud and abuse laws and transparency laws relating to our interactions with our customers, health care providers, and patients, which could subject us to government investigation, litigation, or other penalties to the extent our activities or relationships are found not to comply, and could result in changes in our business operations that could harm our ability to successfully market and sell our products and services We are subject to healthcare fraud and abuse regulation and enforcement by federal, state and foreign governments, which could significantly impact our business. We also are subject to foreign fraud and abuse laws, which vary by country.
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

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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
•the federal Physician Sunshine Act requirements under the ACA, which impose reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed by certain manufacturers of drugs, devices, biologics, and medical supplies to physicians (including doctors, dentists, optometrists, podiatrists and chiropractors), teaching hospitals, non-physician practitioners such as nurse practitioners, physician assistants, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse midwives, and ownership and investment interests held by physicians and their immediate family members;
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

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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
Our use and disclosure of personal information, including health information, is subject to federal, state and foreign privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm. The appropriate privacy and security of personal information whether stored, maintained, received or transmitted electronically or in paper form is a key regulatory issue in the United States and abroad. While we strive to comply with all applicable privacy and security laws and regulations, as well as our own posted privacy policies, legal standards for privacy, including but not limited to “unfairness” and “deception,” as enforced by the FTC and state attorneys general, continue to evolve and any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause us to lose audience and customers, which could have a material adverse effect on our business. Recently, there has been an increase in public awareness of privacy issues in the wake of revelations about the activities of various government agencies and in the number of private privacy-related lawsuits filed against companies. Concerns about our practices with regard to the collection, use, disclosure, security or deletion of personal information or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business.
Numerous foreign, federal and state laws and regulations govern collection, dissemination, use and confidentiality of personally identifiable health information, including (i) state privacy and confidentiality laws (including state laws requiring disclosure of breaches); (ii) HIPAA; and (iii) European and other foreign data protection laws, including the EU GDPR and the UK GDPR.
HIPAA establishes a set of national privacy and security standards for the protection of individually identifiable health information, or protected health information, by health plans, healthcare clearinghouses and healthcare providers that submit certain covered transactions electronically, collectively referred to as “covered entities,” and their “business associates,” which are persons or entities that perform certain services for, or on behalf of, a covered entity that involve creating, receiving, maintaining or transmitting protected health information, as well as their covered subcontractors. Certain portions of our business, such as the cloud-based software digital health applications, are subject to HIPAA as a business associate of our covered entity clients. To provide our covered entity clients with services that involve access to PHI, HIPAA requires us to enter into business associate agreements that require us to safeguard PHI in accordance with HIPAA. As a business associate, we are also directly liable for compliance with HIPAA. Penalties for violations of HIPAA regulations include civil and criminal penalties.
HIPAA authorizes state attorneys’ general to file suit under HIPAA on behalf of state residents. Courts can award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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
In addition, the California Consumer Privacy Act of 2018, or CCPA, as amended by the California Privacy Rights Act (collectively, “CCPA”), became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA includes civil penalties for violations, as well as a private right of action for data breaches. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context. A To date, approximately ten additional US states have implemented comprehensive data privacy laws, certain of which became effective starting in January 1, 2023. Although the majority of these laws are directed to consumer, not business, data, if we are subject to or affected by these state laws, HIPAA, or other domestic privacy and data protection law, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
In addition to these comprehensive data protection laws, to date, at least three states have adopted laws specifically regulating the collection, use, storage, and disclosure of biometrics, and additional states may seek to regulate—and/or restrict the use of—biometrics in the future. Certain of our products use, or permit the use of, information that could be classified as a biometric under these or other laws. If we are subject to or affected by these or other laws, including potential damages for improper use of biometrics, we may be subject to damages claims, required to modify the way in which we make available our product or certain features of our product. More recently, the FTC and the Office for Civil Rights (OCR, the agency that enforces HIPAA) have taken interest in the use of online tracking technologies that collect, use, and disclose personal information about users, including use of such online tracking tools to gather information to be used for redirected marketing. FTC has taken enforcement actions against companies that have used online tracking tools either in a misleading or deceptive manner. In response to this new area of enforcement, we have been assessing our websites and applications to assess any online tracking and to ensure compliance with privacy and security standards. We also may be required to implement additional practices or processes or otherwise invest our resources to comply with these and other regulations. If we are unable to comply with these laws, or if these laws require us to change our products or services, we may encounter liability that could adversely affect our financial condition.
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
In addition, the EU GDPR and UK GDPR went into effect in May 2018. The GDPR imposes stringent data protection requirements for the processing of personal data in the EEA or UK. The GDPR imposes several stringent requirements for controllers and processors of personal data, and increased our obligations, for example, by imposing higher standards for obtaining consent from individuals to process their personal data, requiring more robust disclosures to individuals,

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
strengthening individual data rights, shortening timelines for data breach notifications, limiting retention periods and secondary use of information (including for research purposes), increasing requirements pertaining to health data and pseudonymized (i.e., key-coded) data and imposing additional obligations when we contract with third party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EEA and, including to the United States, and recent legal developments in Europe have created complexity regarding such transfers of personal data from the EEA and UK to the United States. For example, the European Commission and the United Kingdom have adopted new standard contractual clauses under which entities may transfer personal data from the European Union and the United Kingdom, which we may be required to implement. We must evaluate such data transfers on a case-by-case basis to ensure continued permissibility under current law and consistent with the new standard contractual clauses. GDPR provides that EEA member states and the UK may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition. Failure to comply with the requirements of GDPR and the applicable national data protection and marketing laws of the EEA member states may result in fines of up to €20.0 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties as well as individual claims for compensation. EU Member States and the UK also have established laws pertaining to electronic monitoring, which could require us to take additional compliance measures. Failure to comply with such laws may subject us to penalties.
The UK GDPR mirrors the fines under the EU GDPR, i.e., fines up to the greater of £17.5 million or 4% of global turnover.
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
Our business activities are subject to extensive regulation, and any failure to comply could have a material adverse effect on our business, financial condition, or results of operations. We are subject to extensive U.S. federal, state, local and international regulations regarding our business activities. Failure to comply with these regulations could result in, among other things, recalls of our products, substantial fines and criminal charges against us or against our employees. Furthermore, certain of our products could be subject to recall if the Food and Drug Administration, or the FDA, other regulators or we determine, for any reason, that those products are not safe or effective. Any recall or other regulatory action could increase our costs, damage our reputation, affect our ability to supply customers with the quantity of products they require and materially affect our operating results. Certain of our products and services include the use of artificial intelligence (AI), which is intended to enhance the operation of our products and services. AI innovation presents risks and challenges that could impact our business. AI algorithms may be flawed. Datasets may be insufficient or contain biased information. Ineffective AI development and deployment practices could subject us to competitive harm, regulatory action, increased cyber risks and legal liability, including under new proposed AI regulation in the European Union. The FTC has issued a report expressing a concern regarding AI and bias across industry sectors, including in the healthcare space, and has suggested that such bias could lead to unfair and deceptive practices, among other concerns. Any changes to our ability to use AI or concerns about bias could require us to modify our products and services or could have other negative financial impact on our business.
Product sales, introductions or modifications may be delayed or canceled as a result of FDA regulations or similar foreign regulations, which could cause our sales and profits to decline. Unless a product is exempt or may be commercialized based on current FDA enforcement discretion policies, before we can market or sell a new medical device in the United States, we must obtain FDA clearance or approval, which can be a lengthy and time-consuming process. We generally receive clearance from the FDA to market our products in the United States under Section 510(k) of the Federal Food, Drug, and Cosmetic Act or our products are exempt from the Section 510(k) clearance process. The 510(k) clearance process can be expensive, time-consuming and uncertain. In the 510(k) clearance process, the FDA must determine that a

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
proposed device is “substantially equivalent” to a predicate device with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. The FDA has a high degree of latitude when evaluating submissions and may seek additional information before clearing a proposed device or may ultimately determine that a proposed device submitted for 510(k) clearance is not substantially equivalent to a predicate device. After a device receives 510(k) premarket notification clearance from the FDA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, packaging, and certain manufacturing processes may require a new 510(k) clearance or premarket approval. We have modified some of our Section 510(k) approved products without submitting new Section 510(k) notices, which we do not believe were required. However, if the FDA disagrees with us and requires us to submit new Section 510(k) notifications for modifications to our existing products, we may be required to stop marketing the products while the FDA reviews the Section 510(k) notification.
Any new product introduction or existing product modification could be subjected to a lengthier, more rigorous FDA examination process. For example, in certain cases we may need to conduct clinical trials of a modified or new product before submitting a 510(k) notice. We may also be required to obtain premarket approvals for certain of our products. Indeed, recent trends in the FDA’s review of premarket notification submissions suggest that the FDA is often requiring manufacturers to provide new, more expansive, or different information regarding a particular device than what the manufacturer anticipated upon 510(k) submission. This has resulted in increasing uncertainty and delay in the premarket notification review process. For example, in November 2018, FDA officials announced steps that the FDA intended to take to modernize the 510(k) premarket notification pathway. Among other things, the FDA announced that it planned to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals included plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. In September 2019, the FDA also issued revised final guidance establishing a “Safety and Performance Based Pathway” for “manufacturers of certain well-understood device types” allowing manufacturers to rely on objective safety and performance criteria recognized by the FDA to demonstrate substantial equivalence, obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA has developed and maintains a list of device types appropriate for the “safety and performance based” pathway and continues to develop product-specific guidance documents that identify the performance criteria and recommended testing methodologies for each such device type, where feasible. Some of these proposals have not yet been finalized or adopted, although the FDA may work with Congress to implement such proposals through legislation. Accordingly, it is unclear the extent to which any proposals, if adopted, could impose additional regulatory requirements on us that could delay our ability to obtain new 510(k) clearances, increase the costs of compliance, or restrict our ability to maintain our current clearances, or otherwise create competition that may negatively affect our business.
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
The definition of “device” in the Federal Food, Drug, and Cosmetic Act (FD&C Act) was amended in 2016 to exclude certain software functions. Our software offerings may include functions that fall under FDA’s jurisdictional definition of a medical device, while there may be software offerings that are considered exempt from the “device” definition even when utilizing data coming from an FDA regulated medical device. Our determination of the appropriate classification of our digital offerings may lead to regulatory inquiry and the expenditure of time and resources to meet FDA feedback as to the appropriate category for particular digital offerings.
We are subject to substantial regulation related to quality standards applicable to our manufacturing and quality processes. Our failure to comply with these standards could have an adverse effect on our business, financial

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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
Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities, and subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. On July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. During the COVID emergency, the FDA issued numerous guidances providing for enforcement discretion or processes for issuance of Emergency Use Authorizations (EUAs) for certain devices that had the effect of relaxing certain regulatory requirements with respect to selected devices during the pendency of the COVID emergency. Recently, in anticipation of the termination of the COVID emergency effective May 11, 2023, on March 27, 2023, the FDA released two final guidance documents to assist with transitioning medical devices: (i) that were subject to certain enforcement policies issued during the COVID emergency, and (ii) that were issued emergency use authorizations (EUAs). These guidance documents finalize the corresponding draft guidance documents that were issued on December 23, 2021. The guidances call for a “phased transition process” with respect to devices that fell within the expiring COVID enforcement policies. To the extent our devices have been authorized for market based on COVID-related enforcement discretion or EUAs, we may need to implement a transition plan for such devices, the outcome of which may be uncertain and could potentially affect our ability to market such devices in the post-COVID regulatory environment. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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
The final net impact of the ATO settlement was recorded during the years ended June 30, 2021 and 2022 in the amount of $238.7 million, which represents a gross amount of $381.7 million, including interest and penalties of $48.1 million, and adjustments for credits and deductions of $143.0 million. As a result of the ATO settlement and due to movements in foreign currencies, we recorded a benefit of $14.1 million within other comprehensive income, and a $4.1 million reduction of tax credits, which was recorded to income tax expense. As a result of the ATO settlement, we reversed our previously recorded uncertain tax position.
On September 28, 2021, we remitted final payment to the ATO of $284.8 million, consisting of the agreed settlement amount of $381.7 million less prior remittances made to the ATO of $96.9 million.

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
Tax years 2018 to 2022 remain subject to future examination by the major tax jurisdictions in which we are subject to tax. In addition, the taxing authorities of the jurisdictions in which we operate may challenge our positions and methodologies related to transfer pricing, including valuing developed technology, intercompany arrangements and intellectual property transfers. If challenged by tax authorities, ResMed will vigorously defend our positions and methodologies. Any final assessment resulting from tax audits may result in material changes to our past or future taxable income, tax payable or deferred tax assets, and may require us to pay penalties and interest that could materially adversely affect our financial results.
Environmental, social, and corporate governance (ESG) issues may have an adverse effect on our business, financial condition and results of operations and reputation. There is an increasing focus from certain investors, regulators, legislators, customers, consumers, employees and other stakeholders concerning ESG matters. Additionally, public interest and legislative pressure related to public companies’ ESG practices continue to grow. If our ESG practices fail to meet regulatory requirements or stakeholders' evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, support for local communities, Board of Director and employee diversity, human capital management, employee health and safety practices, product quality, supply chain management, corporate governance and transparency, our reputation, brand, and employee attraction and retention may be negatively impacted, and our customers and suppliers may be unwilling to continue to do business with us. In addition, a failure to comply with new laws, regulations, or reporting requirements, could negatively impact our reputation and our business. Our adoption of certain standards or mandated compliance to certain requirements could necessitate additional investments that could impact our profitability.
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
•timing of orders by distributors;
•inventory write downs, which may result from maintaining significant inventories of raw materials, components, and finished goods;
•expenditures incurred for research and development;
•competitive pricing in different regions;
•the effect of foreign currency transaction gains or losses;
•other activities, including product recalls, by our competitors; and
•general economic conditions, including rising interest rates, inflationary pressures, recessions, consumer sentiment and demand, global political conflict and industry factors unrelated to our actual performance.
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

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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
None.
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
We believe that our facilities are adequate to meet the needs of our current business operations. At June 30, 2023, our principal owned and leased properties were as follows:

Location	Ownership Status (Owned / Leased)	Square footage	Primary Usage
San Diego, California	Owned	230,000	Corporate headquarters, engineering, research and development, sales and administration
Sydney, Australia	Owned	437,000	Manufacturing, engineering, research and development, sales and administration
Suzhou, China	Owned	53,000	Manufacturing, warehouse, engineering, research and development
Atlanta, Georgia	Leased	522,000	Manufacturing, warehouse and distribution, SaaS sales and administration, engineering, research and development
Singapore	Leased	305,000	Manufacturing, engineering, research and development, sales and administration
Moreno Valley, California	Leased	244,000	Warehouse and distribution
Johor, Malaysia	Leased	155,000	Manufacturing, engineering, research and development
Chatsworth, California	Leased	72,000	Manufacturing, engineering, research and development
Munich, Germany	Leased	61,000	Sales and distribution
Lyon, France	Leased	52,000	Sales, manufacturing and distribution
ITEM 3 LEGAL PROCEEDINGS
We are involved in various legal proceedings, claims, investigations and litigation that arise in the ordinary course of our business. See Note 15 – Legal Actions, Contingencies and Commitments of the Notes to Consolidated Financial Statements (Part II, Item 8) included in this report, which is incorporated by reference herein.
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
RESMED INC. AND SUBSIDIARIES
PART II
ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NYSE under the symbol “RMD”. As of July 31, 2023, there were 28 holders of record of our common stock, although the actual number of stockholders of our common stock is greater than this number of holders of record and many of these holders of record own shares as nominees on behalf of other beneficial owners.
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
We suspended our share repurchase program in fiscal year 2019. As a result, we did not repurchase any shares during the twelve months ended June 30, 2023. However, there is no expiration date for this program, and we may, at any time, elect to resume the share repurchase program as the circumstances allow. Since the inception of the share buyback programs, we have repurchased 41.8 million shares at a total cost of $1.6 billion. June 30, 2023, 12.9 million additional shares can be repurchased under the approved share repurchase program.
Dividends
While we have historically paid dividends to holders of our common stock on a quarterly basis, the declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and are at the discretion of our board of directors.
PERFORMANCE GRAPH
This performance graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

PART II	Item 5
RESMED INC. AND SUBSIDIARIES
The following graph compares the cumulative total stockholders return on our common stock from June 30, 2018 through June 30, 2023, with the comparable cumulative return of the S&P 500 index, the S&P 500 Health Care index, and the Dow Jones U.S. Select Medical Equipment index. The graph assumes that $100 was invested in our common stock and each index on June 30, 2018. In addition, the graph assumes the reinvestment of all dividends paid. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

$300
$250
$200
$150
$100
$50
$0
June 30, 2018
June 30, 2019
June 30, 2020
June 30, 2021
June 30, 2022
June 30, 2023
ResMed Inc.
S&P 500
S&P 500 Health Care
Dow Jones U.S Select Medical Equipment

The following table shows total indexed return of stock price plus reinvestments of dividends, assuming an initial investment of $100 at June 30, 2018, for the indicated periods.

	As of June 30,
Index	2018	2019	2020	2021	2022	2023
ResMed Inc.	100	119	190	246	210	221
S&P 500	100	108	114	158	139	164
S&P 500 Health Care	100	111	121	152	155	160
Dow Jones U.S. Select Medical Equipment	100	120	133	182	152	171
ITEM 6 SELECTED FINANCIAL DATA
The following table summarizes certain selected consolidated financial data for, and as of the end of, each of the fiscal years in the five-year period ended June 30, 2023. The data set forth below should be read together with Item 7 of Part II of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 of Part II of this report, “Consolidated Financial Statements and Supplementary Data”, and related notes included elsewhere in this report. The consolidated statement of income data for the years ended June 30, 2023, 2022 and 2021 and the consolidated balance sheet data as of June 30, 2023 and 2022 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of income data for the years ended June 30, 2020 and 2019 and the consolidated balance sheet data as of June 30, 2021, 2020 and 2019 are derived from our audited consolidated financial

PART II	Item 6
RESMED INC. AND SUBSIDIARIES
statements not included in this report. Historical results do not necessarily indicate the results to be expected in the future, and the results for the years presented should not be considered to indicate our future results of operations.

Consolidated Statement of Income Data	Years Ended June 30,
(In thousands, except per share data):	2023	2022	2021	2020	2019
Net revenue	$4,222,993	$3,578,127	$3,196,825	$2,957,013	$2,606,572
Cost of sales (exclusive of amortization shown separately below)	1,836,935	1,514,166	1,312,598	1,189,624	1,069,987
Amortization of acquired intangible assets	30,396	39,650	45,127	49,603	42,514
Total cost of sales	1,867,331	1,553,816	1,357,725	1,239,227	1,112,501
Gross profit	2,355,662	2,024,311	1,839,100	1,717,786	1,494,071
Selling, general and administrative expenses	874,003	737,508	670,387	676,689	645,010
Research and development expenses	287,642	253,575	225,284	201,946	180,651
Amortization of acquired intangible assets	42,020	31,078	31,078	30,092	32,424
Restructuring expenses	9,177	—	8,673	—	9,401
Litigation settlement expenses	—	—	—	(600)	41,199
Acquisition related expenses	10,949	1,864	—	—	6,123
Total operating expenses	1,223,791	1,024,025	935,422	908,127	914,808
Income from operations	1,131,871	1,000,286	903,678	809,659	579,263
Other income:
Interest income (expense), net	(47,379)	(22,312)	(23,627)	(39,356)	(33,857)
Loss attributable to equity method investments	(7,265)	(8,486)	(11,205)	(25,058)	(15,833)
Gain on insurance recoveries	20,227	—	—	—	—
Other, net	4,210	(9,005)	14,816	(12,157)	(10,726)
Total other income (loss), net	(30,207)	(39,803)	(20,016)	(76,571)	(60,416)
Income before income taxes	1,101,664	960,483	883,662	733,088	518,847
Income taxes	204,108	181,046	409,157	111,414	114,255
Net income	$897,556	$779,437	$474,505	$621,674	$404,592
Basic earnings per share	$6.12	$5.34	$3.27	$4.31	$2.83
Diluted earnings per share	$6.09	$5.30	$3.24	$4.27	$2.80
Dividends per share	$1.76	$1.68	$1.56	$1.56	$1.48
Weighted average:
Basic shares outstanding	146,765	146,066	145,313	144,338	143,111
Diluted shares outstanding	147,455	147,043	146,451	145,652	144,484

	As of June 30,
Consolidated Balance Sheet Data (In thousands):	2023	2022	2021	2020	2019
Working capital	$1,609,297	$1,242,179	$662,991	$920,698	$589,375
Total assets	6,751,708	5,095,853	4,728,125	4,587,376	4,107,682
Long-term debt, less current maturities	1,431,234	765,325	643,351	1,164,133	1,258,861
Total stockholders’ equity	$4,129,903	$3,360,751	$2,885,679	$2,497,027	$2,072,193

PART II	Item 7
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
We are a global leader in the development, manufacturing, distribution and marketing of medical devices and cloud-based software applications that diagnose, treat and manage respiratory disorders, including sleep disordered breathing (“SDB”), chronic obstructive pulmonary disease, neuromuscular disease and other chronic diseases. SDB includes obstructive sleep apnea and other respiratory disorders that occur during sleep. Our products and solutions are designed to improve patient quality of life, reduce the impact of chronic disease and lower healthcare costs as global healthcare systems continue to drive a shift in care from hospitals to the home and lower cost settings. Our cloud-based digital software health applications, along with our devices, are designed to provide connected care to improve patient outcomes and efficiencies for our customers.
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
We are committed to ongoing investment in research and development and product enhancements. During fiscal year 2023, we invested $287.6 million on research and development activities, which represents 6.8% of net revenues with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs. During fiscal year 2023 we continued the launch of AirSense 11, which introduces new features such as a touch screen, algorithms for patients new to therapy and digital enhancements and over-the-air update capabilities as well as continued our global offering of devices including Card-to-Cloud ("C2C") versions of our prior model AirSense 10 and AirCurve 10 products that do not incorporate a communications module. Due to multiple acquisitions, including Brightree in 2016, HEALTHCAREfirst and MatrixCare in 2018, and MEDIFOX DAN in November 2022, our operations now include out-of-hospital software platforms designed to support the professionals and caregivers who help people stay healthy in the home or care setting of their choice. These platforms comprise our SaaS business and along with our cloud-based remote monitoring and therapy management system, and a robust product pipeline, should continue to provide us with a strong platform for future growth.
We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry (“Sleep and Respiratory Care”) and the supply of business management software as a service to out-of-hospital health providers (“SaaS”).
Net revenue in fiscal year 2023 increased to $4,223.0 million, an increase of 18% compared to fiscal year 2022. Gross profit increased for the year ended June 30, 2023 to $2,355.7 million, from $2,024.3 million for the year ended June 30, 2022, an increase of $331.4 million or 16%. Our net income for the year ended June 30, 2023 was $897.6 million or $6.09 per diluted share compared to net income of $779.4 million or $5.30 per diluted share for the year ended June 30, 2022.
Total operating cash flow for fiscal year 2023 was $693.3 million and at June 30, 2023, our cash and cash equivalents totaled $227.9 million. At June 30, 2023, our total assets were $6.8 billion and our stockholders’ equity was $4.1 billion. We paid a quarterly dividend of $0.44 per share during fiscal 2023 with a total amount of $258.3 million paid to stockholders.

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
For discussion related to the results of operations and changes in financial condition for the fiscal year ended June 30, 2022 compared to fiscal year June 30, 2021, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the Year Ended June 30, 2022, which was filed with the United States Securities and Exchange Commission on August 12, 2022.
Fiscal Year Ended June 30, 2023 Compared to Fiscal Year Ended June 30, 2022
Net Revenues
Net revenue for the year ended June 30, 2023 increased to $4,223.0 million from $3,578.1 million for the year ended June 30, 2022, an increase of $644.9 million or 18% (a 21% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region for the year ended June 30, 2023 compared to the year ended June 30, 2022 (in thousands):

	Year Ended June 30,
	2023	2022	% Change	Constant Currency*
U.S., Canada and Latin America
Devices	$1,444,361	$1,070,420	35%
Masks and other	1,039,026	911,387	14
Total U.S., Canada and Latin America	$2,483,387	$1,981,807	25
Combined Europe, Asia and other markets
Devices	$826,341	$796,488	4%	11%
Masks and other	415,289	399,003	4	12
Total Combined Europe, Asia and other markets	$1,241,630	$1,195,491	4	11
Global revenue
Devices	$2,270,702	$1,866,908	22%	25%
Masks and other	1,454,315	1,310,390	11	14
Total Sleep and Respiratory Care	$3,725,017	$3,177,298	17	20

Software as a Service	497,976	400,829	24
Total	$4,222,993	$3,578,127	18	21
*Constant currency numbers exclude the impact of movements in international currencies.
Sleep and Respiratory Care
Net revenue from our Sleep and Respiratory Care business for the year ended June 30, 2023 increased to $3,725.0 million from $3,177.3 million for the year ended June 30, 2022, an increase of $547.7 million or 17%. Movements in international currencies against the U.S. dollar negatively impacted net revenues by approximately $95.6 million for the year ended June 30, 2023. Excluding the impact of currency movements, total net revenue from our Sleep and Respiratory Care business for the year ended June 30, 2023 increased by 20% compared to the year ended June 30, 2022. The increase in net revenue associated with devices was primarily attributable to increased demand, reduced competitive supply, increases in average selling prices, and incremental sales of the C2C devices. The increase in masks was primarily due to an increase in unit sales.

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net revenue from our Sleep and Respiratory Care business in the United States, Canada and Latin America for the year ended June 30, 2023 increased to $2,483.4 million from $1,981.8 million for the year ended June 30, 2022, an increase of $501.6 million or 25%. The increase in net revenue associated with our devices was primarily attributable to increased demand, reduced competitive supply, and incremental sales of the C2C devices. The increase in masks was primarily due to an increase in unit sales.
Net revenue from our Sleep and Respiratory Care business in combined Europe, Asia and other markets increased for the year ended June 30, 2023 to $1,241.6 million from $1,195.5 million for the year ended June 30, 2022, an increase of $46.1 million or 4% (an 11% increase on a constant currency basis). The constant currency increase in device sales in combined Europe, Asia and other was primarily attributable to increased demand as well as reduced competitive supply. The increase in masks was primarily due to an increase in unit sales.
Net revenue from devices for the year ended June 30, 2023 increased to $2,270.7 million from $1,866.9 million for the year ended June 30, 2022, an increase of $403.8 million or 22%, including an increase of 35% in the United States, Canada and Latin America and an increase of 4% in combined Europe, Asia and other markets (an 11% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the year ended June 30, 2023 increased by 25%.
Net revenue from masks and other for the year ended June 30, 2023 increased to $1,454.3 million from $1,310.4 million for the year ended June 30, 2022, an increase of 11%, including an increase of 14% in the United States, Canada and Latin America and an increase of 4% in combined Europe, Asia and other markets (a 12% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales increased by 14%, compared to the year ended June 30, 2022.
Software as a Service
Net revenue from our SaaS business for the year ended June 30, 2023 was $498.0 million, compared to $400.8 million for the year ended June 30, 2022, an increase of $97.1 million or 24%. The increase was predominantly due to our recent acquisition of MEDIFOX DAN, which was acquired on November 21, 2022. Excluding the MEDIFOX DAN acquisition, SaaS revenue increased 8% and was driven by continued growth in the HME vertical within our SaaS business.
Gross Profit and Gross Margin. Gross profit increased for the year ended June 30, 2023 to $2,355.7 million from $2,024.3 million for the year ended June 30, 2022, an increase of $331.4 million or 16%. Gross margin, which is gross profit as a percentage of net revenue, was 55.8% for the year ended June 30, 2023, compared with the 56.6% for the year ended June 30, 2022. The decrease in gross margin was due primarily to unfavorable product mix, higher component and manufacturing costs, higher warehouse related costs, and unfavorable foreign currency movements, partially offset by increases in average selling prices and a decrease in the amortization of acquired intangible assets.
Operating Expenses
The following table summarizes our operating expenses (in thousands):

	Year Ended June 30,		Change	% Change	Constant Currency
	2023	2022
Selling, general, and administrative	$874,003	$737,508	$136,495	19%	22%
as a % of net revenue	20.7%	20.6%
Research and development	287,642	253,575	34,067	13%	16%
as a % of net revenue	6.8%	7.1%
Amortization of acquired intangible assets	42,020	31,078	10,942	35%	34%
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased for the year ended June 30, 2023 to $874.0 million from $737.5 million for the year ended June 30, 2022, an increase of $136.5 million or 19%. Selling, general and administrative expenses, as reported in U.S. dollars, were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $27.9 million. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the year ended June 30, 2023 increased by 22% compared to

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
the year ended June 30, 2022. As a percentage of net revenue, selling, general and administrative expenses for the year ended June 30, 2023 increased to 20.7% compared to 20.6% for the year ended June 30, 2022.
The constant currency increase in selling, general and administrative expenses for the year ended June 30, 2023 compared to the year ended June 30, 2022 was primarily due to increases in employee-related costs, increases in travel and entertainment expenses, and additional expenses associated with the consolidation of recent acquisitions.
Research and Development Expenses
Research and development expenses increased for the year ended June 30, 2023 to $287.6 million from $253.6 million for the year ended June 30, 2022, an increase of $34.1 million or 13%. Research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $6.5 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses for the year ended June 30, 2023 increased by 16% compared to the year ended June 30, 2022. As a percentage of net revenue, research and development expenses were 6.8% for the year ended June 30, 2023 compared to 7.1% for the year ended June 30, 2022.
The constant currency increase in research and development expenses was primarily due to increased investment in our digital health technologies and SaaS solutions as well as additional expenses associated with the consolidation of recent acquisitions.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets for the year ended June 30, 2023 was $42.0 million compared to $31.1 million for the year ended the year ended June 30, 2022. The increase in amortization expense was primarily attributable to our acquisition of MEDIFOX DAN.
Restructuring Expenses
During the year ended June 30, 2023, we incurred restructuring expenses of $9.2 million associated with the reorganization and rationalization of our operations. We recorded the full amount of $9.2 million during the year ended June 30, 2023, of which $6.7 million related to our Sleep and Respiratory Care segment and $2.5 million related to our SaaS segment. The restructuring expenses consisted primarily of severance to employees.
Total Other Income (Loss), Net
The following table summarizes our other income (loss) (in thousands):

	Year Ended June 30,
	2023	2022	Change
Interest (expense) income, net	$(47,379)	$(22,312)	$(25,067)
Loss attributable to equity method investments	(7,265)	(8,486)	1,221
Gain (loss) on equity investments	9,922	(12,202)	22,124
Gain on insurance recoveries	20,227	—	20,227
Other, net	(5,712)	3,197	(8,909)
Total other income (loss), net	$(30,207)	$(39,803)	$9,596
Total other income (loss), net for the year ended June 30, 2023 was a loss of $30.2 million, compared to a loss of $39.8 million for the year ended June 30, 2022. Interest expense, net, increased to $47.4 million for the year ended June 30, 2023 compared to $22.3 million for the year ended June 30, 2022 due to higher debt levels associated with the acquisition of MEDIFOX DAN, which was funded by our Revolving Credit Facility. Increases in interest expense, net, were partially offset by gains associated with our investments in marketable and non-marketable equity securities, which were a gain of $9.9 million for the year ended June 30, 2023 compared to a loss of $12.2 million or the year ended June 30, 2022. In addition, we recognized recoveries from business interruption insurance for $20.2 million for the year ended June 30, 2023. We recorded lower losses attributable to equity method investments for the year ended June 30, 2023 of $7.3 million compared to $8.5 million for the year ended June 30, 2022.

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
Income Taxes
Our effective income tax rate decreased to 18.5% for the year ended June 30, 2023 from 18.8% for the year ended June 30, 2022. Our effective rate of 18.5% for the year ended June 30, 2023 differs from the statutory rate of 21.0% primarily due to research credits, foreign operations and windfall tax benefits related to the vesting or settlement of employee share-based awards. The decrease in our effective tax rate for the year ended June 30, 2023 was primarily due to a shift in the geographic mix of earnings and an increase in research credits.
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
Net Income and Earnings per Share
As a result of the factors discussed above, our net income for the year ended June 30, 2023 was $897.6 million compared to net income of $779.4 million for the year ended June 30, 2022. Our earnings per diluted share for the year ended June 30, 2023 was $6.09 compared to $5.30 for the year ended June 30, 2022, an increase of 15%.
Summary of Non-GAAP Financial Measures
In addition to financial information prepared in accordance with GAAP, our management uses certain non-GAAP financial measures, such as non-GAAP cost of sales, non-GAAP gross profit, non-GAAP gross margin, non-GAAP income from operations, non-GAAP net income, and non-GAAP diluted earnings per share, in evaluating the performance of our business. We believe that these non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, can provide investors better insight when evaluating our performance from core operations and can provide more consistent financial reporting across periods. For these reasons, we use non-GAAP information internally in planning, forecasting, and evaluating the results of operations in the current period and in comparing it to past periods. These non-GAAP financial measures should be considered in addition to, and not superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Non-GAAP financial measures as presented herein may not be comparable to similarly titled measures used by other companies.
The measure “non-GAAP cost of sales” is equal to GAAP cost of sales less amortization of acquired intangible assets relating to cost of sales. The measure “non-GAAP gross profit” is the difference between GAAP net revenue and non-GAAP cost of sales, and “non-GAAP gross margin” is the ratio of non-GAAP gross profit to GAAP net revenue.
These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except percentages):

	Year Ended June 30,
	2023	2022
GAAP Net revenue	$4,222,993	$3,578,127

GAAP Cost of sales	$1,867,331	$1,553,816
Less: Amortization of acquired intangibles	(30,396)	(39,650)
Non-GAAP cost of sales	$1,836,935	$1,514,166

GAAP gross profit	$2,355,662	$2,024,311
GAAP gross margin	55.8%	56.6%
Non-GAAP gross profit	$2,386,058	$2,063,961
Non-GAAP gross margin	56.5%	57.7%

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
The measure “non-GAAP income from operations” is equal to GAAP income from operations once adjusted for amortization of acquired intangibles, restructuring expenses and acquisition-related expenses. Non-GAAP income from operations is reconciled with GAAP income from operations below (in thousands):

	Year Ended June 30,
	2023	2022
GAAP income from operations	$1,131,871	$1,000,286
Amortization of acquired intangibles - cost of sales	30,396	39,650
Amortization of acquired intangibles - operating expenses	42,020	31,078
Restructuring expenses	9,177	—
Acquisition-related expenses	10,949	1,864
Non-GAAP income from operations	$1,224,413	$1,072,878
The measure “non-GAAP net income” is equal to GAAP net income once adjusted for amortization of acquired intangibles, restructuring expenses, acquisition-related expenses, gain on insurance recoveries, (gain) loss on equity investments, reserve for disputed tax positions, and associated tax effects. The measure “non-GAAP diluted earnings per share” is the ratio of non-GAAP net income to diluted shares outstanding. These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except for per share amounts):

	Year Ended June 30,
	2023	2022
GAAP net income	$897,556	$779,437
Amortization of acquired intangibles - cost of sales	30,396	39,650
Amortization of acquired intangibles - operating expenses	42,020	31,078
Restructuring expenses	9,177	—
Acquisition-related expenses	10,949	1,864
Gain on insurance recoveries	(20,227)	—
(Gain) loss on equity investments	—	11,675
Reserve for disputed tax positions	—	4,111
Income tax effect on non-GAAP adjustments	(20,114)	(17,044)
Non-GAAP net income	$949,757	$850,771
Diluted shares outstanding	147,455	147,043
GAAP diluted earnings per share	$6.09	$5.30
Non-GAAP diluted earnings per share	$6.44	$5.79
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations and access to our revolving credit facility. Our primary uses of cash have been for research and development activities, selling and marketing activities, capital expenditures, strategic acquisitions and investments, dividend payments and repayment of debt obligations. We expect that cash provided by operating activities may fluctuate in future periods as a result of several factors, including fluctuations in our operating results, which include supply chain disruptions, working capital requirements and capital deployment decisions.
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
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
As of June 30, 2023 and June 30, 2022, we had cash and cash equivalents of $227.9 million and $273.7 million, respectively. Our cash and cash equivalents held within the United States at June 30, 2023 and June 30, 2022 were $49.3 million and $70.0 million, respectively. Our remaining cash and cash equivalent balances at June 30, 2023 and June 30, 2022, were $178.6 million and $203.7 million, respectively. Our cash and cash equivalent balances are held at highly rated financial institutions.
As of June 30, 2023, we had $745.0 million available for draw down under the revolving credit facility and a combined total of $972.9 million in cash and available liquidity under the revolving credit facility.
We repatriated $445.0 million and $100.0 million to the United States during the years ended June 30, 2023 and 2022, respectively, from earnings generated in each of those years. The amount of the current year foreign earnings that we have repatriated to the United States in the past has been determined, and the amount that we expect to repatriate during fiscal year 2023 will be determined, based on a variety of factors, including current year earnings of our foreign subsidiaries, foreign investment needs and the cash flow needs we have in the United States, such as for the repayment of debt, dividend distributions, and other domestic obligations.
As a result of the U.S. Tax Act, we treated all non-U.S. historical earnings as taxable, which resulted in additional tax expense of $126.9 million which was payable over the proceeding eight years. Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax if repatriated, except as discussed in Note 12 – Income Taxes of the Notes to the Consolidated Financial Statements (Part II, Item 8).
We believe that our current sources of liquidity will be sufficient to fund our operations, including expected capital expenditures, for the next 12 months and beyond.
Revolving Credit Agreement, Term Credit Agreement and Senior Notes
On June 29, 2022, we entered into a second amended and restated credit agreement (as amended from time to time, the “Revolving Credit Agreement”). The Revolving Credit Agreement, among other things, provided a senior unsecured revolving credit facility of $1,500.0 million, with an uncommitted option to increase the revolving credit facility by an additional amount equal to the greater of $1,000.0 million or 1.0 times the EBITDA for the trailing twelve-month measurement period. Additionally, on June 29, 2022, ResMed Pty Limited entered into a Second Amendment to the Syndicated Facility Agreement (the “Term Credit Agreement”). The Term Credit Agreement, among other things, provides ResMed Limited a senior unsecured term credit facility of $200.0 million. The Revolving Credit Agreement and Term Credit Agreement each terminate on Jun 29, 2027, when all unpaid principal and interest under the loans must be repaid. As of June 30, 2023, we had $745.0 million available for draw down under the revolving credit facility.
On July 10, 2019, we entered into a Note Purchase Agreement with the purchasers to that agreement, in connection with the issuance and sale of $250.0 million principal amount of our 3.24% senior notes due July 10, 2026, and $250.0 million principal amount of our 3.45% senior notes due July 10, 2029 (“Senior Notes”).
On June 30, 2023, there was a total of $1,445.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes. We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and debt facilities.
Cash Flow Summary
The following table summarizes our cash flow activity (in thousands):

	Year Ended June 30,
	2023	2022
Net cash provided by operating activities	$693,299	$351,147
Net cash used in investing activities	(1,159,845)	(229,918)
Net cash (used in) / provided by financing activities	422,874	(128,363)
Effect of exchange rate changes on cash	(2,147)	(14,434)
Net decrease in cash and cash equivalents	$(45,819)	$(21,568)

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operating Activities
Cash provided by operating activities was $693.3 million for the year ended June 30, 2023, compared to cash provided of $351.1 million for the year ended June 30, 2022. The $342.2 million increase in cash flow from operations was primarily due to the payment of our tax settlement with the ATO of $284.8 million during the year ended June 30, 2022 and an increase in operating profit for the year ended June 30, 2023.
Investing Activities
Cash used in investing activities was $1,159.8 million for the year ended June 30, 2023, compared to cash used of $229.9 million for the year ended June 30, 2022. The $929.9 million increase in cash flow used in investing activities was primarily due to the cash used to acquire MEDIFOX DAN.
Financing Activities
Cash provided by in financing activities was $422.9 million for the year ended June 30, 2023, compared to cash used of $128.4 million for the year ended June 30, 2022. The $551.2 million increase in cash flow provided by financing activities was primarily due to the borrowing activity under our Revolving Credit Agreement in order to finance our acquisition of MEDIFOX DAN.
Dividends
During the year ended June 30, 2023, we paid cash dividends of $1.76 per common share totaling $258.3 million. On August 3, 2023, our board of directors declared a cash dividend of $0.48 per common share, to be paid on September 21, 2023, to shareholders of record as of the close of business on August 17, 2023. Future dividends are subject to approval by our board of directors.
Contractual Obligations and Commitments
Details of contractual obligations at June 30, 2023 are as follows (in thousands):

		Payments Due by June 30,
	Total	2024	2025	2026	2027	2028	Thereafter
Debt	$1,447,164	$12,164	$10,000	$10,000	$1,165,000	$—	$250,000
Interest on debt	306,715	75,003	74,344	73,723	65,676	8,625	9,344
Operating leases	190,723	27,879	23,246	18,995	17,661	16,678	86,264
Purchase obligations	1,390,640	1,034,859	345,033	10,013	735	—	—
Total	$3,335,242	$1,149,905	$452,623	$112,731	$1,249,072	$25,303	$345,608
Details of other commercial commitments at June 30, 2023 are as follows (in thousands):

		Amount of Commitment Expiration Per Period
	Total	2024	2025	2026	2027	2028	Thereafter
Standby letter of credit	$16,416	$3,969	$103	$593	$—	$—	$11,751
Guarantees*	3,569	3,039	87	75	330	—	38
Total	$19,985	$7,008	$190	$668	$330	$—	$11,789
*These guarantees mainly relate to requirements under contractual obligations with insurance companies transacting with our German subsidiaries and guarantees provided under our facility leasing obligations.
Refer to Note 15 - Legal Actions, Contingencies and Commitments of the Notes to the Consolidated Financial Statements (Part II, Item 8) for details of our contingent obligations under recourse provisions.

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
Segment Information
We have determined that we have two operating segments, which are the Sleep and Respiratory Care segment and the SaaS segment. See Note 13 – Segment Information of the Notes to the Consolidated Financial Statements (Part II, Item 8) for financial information regarding segment reporting. Financial information about our revenues from and assets located in foreign countries is also included in the notes to the consolidated financial statements included in this report.
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
During the annual reviews for the years ended June 30, 2023, 2022 and 2021, we completed a Step 0 or Qualitative assessment and determined it was more likely than not that the fair value of our reporting units exceeded their carrying amounts, including goodwill, and therefore goodwill was not impaired.
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
The final net impact of the ATO settlement was recorded during the years ended June 30, 2021 and 2022 in the amount of $238.7 million, which represents a gross amount of $381.7 million, including interest and penalties of $48.1 million, and adjustments for credits and deductions of $143.0 million. As a result of the ATO settlement and due to movements in foreign currencies, we recorded a benefit of $14.1 million within other comprehensive income, and a $4.1 million reduction of tax credits, which was recorded to income tax expense. As a result of the ATO settlement, we reversed our previously recorded uncertain tax position.
On September 28, 2021, we remitted final payment to the ATO of $284.8 million, consisting of the agreed settlement amount of $381.7 million less prior remittances made to the ATO of $96.9 million.
Tax years 2018 to 2022 remain subject to future examination by the major tax jurisdictions in which we are subject to tax.
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
(4)Business Combinations. The MEDIFOX DAN acquisition was accounted for using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The acquisition method of accounting involved the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. This allocation process involves the use of estimates and assumptions made in connection with determining the fair value of assets acquired and liabilities assumed including cash flows expected to be derived from the use of the asset, the timing of such cash flows, the remaining useful life of assets and applicable discount rates. We have finalized our allocation of consideration to net tangible and intangible assets acquired as of June 30, 2023.
In the event that actual results vary from the estimates or assumptions used in the valuation or allocation process, we may be required to record an impairment charge or an increase in depreciation or amortization in future periods, or both. Refer to Note 17, Business Combinations, to the accompanying consolidated financial statements for additional information about accounting for the MEDIFOX DAN acquisition.
Recently Issued Accounting Pronouncements
None
Off-Balance Sheet Arrangements
As of June 30, 2023, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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
The purpose of the cross-currency swaps for the fair value hedge is to mitigate foreign currency risk associated with changes in spot rates on foreign denominated intercompany debt between USD and EUR. For these hedges, we excluded certain components from the assessment of hedge effectiveness that are not related to spot rates. For fair value hedges that qualify and are designated for hedge accounting, the change in fair value of the derivative is recorded in the same line item as the hedged item, Other, net, in the condensed consolidated statement of income. The initial fair value of hedge components excluded from the assessment of effectiveness is recognized in the statement of operations under a systematic and rational method over the life of the hedging instrument and is presented in interest (expense) income, net. Any difference between the change in the fair value of the hedge components excluded from the assessment of effectiveness and the amounts recognized in earnings is recorded as a component of other comprehensive income.
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
The notional value of outstanding foreign cross-currency swaps was $1,046.6 million at June 30, 2023. These contracts mature at various dates prior to December 31, 2029.
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
The notional value of the outstanding non-designated hedges was $954.7 million and $602.0 million at June 30, 2023 and June 30, 2022, respectively. These contracts mature at various dates prior to December 15, 2024.

PART II	Item 7A
RESMED INC. AND SUBSIDIARIES Quantitative and Qualitative Disclosures About Market and Business Risks
Fair Values of Derivative Instruments
The table below provides information (in U.S. dollars) on our significant foreign-currency-denominated financial assets by legal entity functional currency as of June 30, 2023 (in thousands):

	U.S. Dollar (USD)	Euro (EUR)	Canadian Dollar (CAD)	Chinese Yuan (CNY)
AUD Functional:
Net Assets/(Liabilities)	339,015	(115,192)	—	20,452
Foreign Currency Hedges	(335,000)	114,636	—	(11,029)
Net Total	4,015	(556)	—	9,423
USD Functional:
Net Assets/(Liabilities)	—	311,950	23,719	—
Foreign Currency Hedges	—	(305,697)	(30,219)	—
Net Total	—	6,253	(6,500)	—
SGD Functional:
Net Assets/(Liabilities)	274,049	102,676	—	1,323
Foreign Currency Hedges	(240,000)	(76,424)	—	—
Net Total	34,049	26,252	—	1,323

PART II	Item 7A
RESMED INC. AND SUBSIDIARIES Quantitative and Qualitative Disclosures About Market and Business Risks
The table below provides information about our material foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars, forward contracts and cross-currency swaps held at June 30, 2023. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

		Fair Value Assets / (Liabilities)
	Total	June 30, 2023	June 30, 2022
AUD/USD
Contract amount	335,000	(1,064)	(190)
Ave. contractual exchange rate	AUD 1 = USD 0.6708
AUD/Euro
Contract amount	212,896	(915)	(413)
Ave. contractual exchange rate	AUD 1 = EUR 0.6419
SGD/Euro
Contract amount	125,554	(1,760)	71
Ave. contractual exchange rate	SGD 1 = Euro 0.7022
SGD/USD
Contract amount	240,000	(4,133)	(1,172)
Ave. contractual exchange rate	SGD 1 = USD 0.7566
AUD/CNY
Contract amount	11,029	(31)	(37)
Ave. contractual exchange rate	AUD 1 = CNY 4.7507
USD/EUR
Contract amount	1,046,572	(60,546)	—
Ave. contractual exchange rate	USD 1 = EUR 1.0406
USD/CAD
Contract amount	30,219	156	(46)
Ave. contractual exchange rate	CAD 1 = USD 0.7594
Interest Rate Risk
We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At June 30, 2023, we held cash and cash equivalents of $227.9 million principally comprising of bank term deposits and at-call accounts and are invested at both short-term fixed interest rates and variable interest rates. At June 30, 2023, there was $945.0 million outstanding under the revolving credit and term loan facilities, which were subject to variable interest rates. A hypothetical 10% change in interest rates during the year ended June 30, 2023, would not have had a material impact on pretax income. We have no interest rate hedging agreements. On July 10, 2019, we entered into the Note Purchase Agreement with the purchasers to that agreement, in connection with the issuance and sale of $250.0 million principal amount of our 3.24% senior notes due July 10, 2026, and $250.0 million principal amount of our 3.45% senior notes due July 10, 2029. The interest rate on these notes is fixed and not subject to fluctuation.
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
(a) Index to Consolidated Financial Statements
(b) Supplementary Data
Quarterly Financial Information (unaudited)—The quarterly results for the years ended June 30, 2023 and 2022 are summarized below (in thousands, except per share amounts):

2023	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenue	$950,294	$1,033,744	$1,116,898	$1,122,057	$4,222,993
Gross profit	540,810	579,715	617,752	617,386	2,355,662
Net income	210,478	224,914	232,500	229,664	897,556
Basic earnings per share	1.44	1.53	1.58	1.56	6.12
Diluted earnings per share	1.43	1.53	1.58	1.56	6.09

2022	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenue	$904,015	$894,874	$864,500	$914,737	$3,578,127
Gross profit	506,289	504,318	491,197	522,506	2,024,311
Net income	203,613	201,751	179,012	195,061	779,437
Basic earnings per share	1.40	1.38	1.22	1.33	5.34
Diluted earnings per share	1.39	1.37	1.22	1.33	5.30
Note: the amounts for each quarter are computed independently and, due to the computation formula, the sum of the four quarters may not equal the year.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
ResMed Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of ResMed Inc. and subsidiaries (the Company) as of June 30, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 10, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of goodwill triggering events
As discussed in Notes 2(i) and 4 to the consolidated financial statements, the Company’s goodwill balance was $2,770 million as of June 30, 2023. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of a reporting unit, including goodwill, might exceed the fair value of the reporting unit. In the current year, the Company performed qualitative, or Step 0, assessments to determine whether there was a greater than 50 percent likelihood that the fair value of each reporting unit was less than its carrying value. After completing Step 0, the Company determined

PART II	Item 8
RESMED INC. AND SUBSIDIARIES
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
Evaluation of acquisition-date fair value of intangible assets
As discussed in Note 17 to the consolidated financial statements, the Company acquired MediFox-Dan Investment GmbH and its subsidiaries (MEDIFOX DAN) on November 21, 2022, for a total purchase price of $997.5 million, which is net of cash acquired and debt assumed. In connection with the transaction, the Company recorded customer relationships, developed technology, and trade names intangible assets (collectively, the intangible assets). The acquisition-date fair value for the intangible assets was $250.6 million as of June 30, 2023.
We identified the evaluation of the acquisition-date fair value of certain intangible assets acquired in the MEDIFOX DAN transaction as a critical audit matter. Due to limited observable market information, a high degree of subjective auditor judgment was required to evaluate key assumptions used to determine the fair value of the intangible assets, specifically the forecasted revenue growth rates, forecasted earnings before interest, tax, depreciation, and amortization (EBITDA) margins, and weighted-average cost of capital (WACC), including the discount rate. In addition, valuation professionals with specialized skills and knowledge were required to assist in performing certain audit procedures related to evaluating the WACC and discount rate.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including controls over the development of the key assumptions. We evaluated the Company’s forecasted revenue growth rates by comparing forecasted growth assumptions to those of MEDIFOX DAN peers and industry reports, as well as historical results of MEDIFOX DAN. We assessed the Company’s ability to accurately forecast by comparing the Company’s forecasted revenue growth rates and EBITDA margins of the acquired business to actual results subsequent to the acquisition date. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s discount rate by comparing it against a discount rate range that was independently developed using publicly available market data for comparable peers
•assessing the Company’s WACC by comparing it against an independently developed WACC based on inputs obtained through published surveys and studies.
/s/ KPMG LLP

PART II	Item 8
RESMED INC. AND SUBSIDIARIES
We have served as the Company’s auditor since 1994.
San Diego, California
August 10, 2023

PART II	Item 8
RESMED INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2023 and 2022
(In US$ and in thousands, except share and per share data)

	June 30, 2023	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$227,891	$273,710
Accounts receivable, net of allowances of $23,603 and $23,259 at June 30, 2023 and June 30, 2022, respectively	704,909	575,950
Inventories (note 3)	998,012	743,910
Prepaid expenses and other current assets (note 3)	437,018	337,908
Total current assets	2,367,830	1,931,478
Non-current assets:
Property, plant and equipment, net (note 3)	537,856	498,181
Operating lease right-of-use assets (note 9)	127,955	132,314
Goodwill (note 4)	2,770,299	1,936,442
Other intangible assets, net (note 4)	552,341	345,944
Deferred income taxes (note 12)	132,974	79,746
Prepaid taxes and other non-current assets	262,453	171,748
Total non-current assets	4,383,878	3,164,375
Total assets	$6,751,708	$5,095,853
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$150,756	$159,245
Accrued expenses (note 6)	365,660	344,722
Operating lease liabilities, current (note 9)	21,919	21,856
Deferred revenue	138,072	108,667
Income taxes payable (note 12)	72,224	44,893
Short-term debt, net (note 8)	9,902	9,916
Total current liabilities	758,533	689,299
Non-current liabilities:
Deferred revenue	119,186	95,455
Deferred income taxes (note 12)	90,650	9,714
Operating lease liabilities, non-current (note 9)	116,853	120,453
Other long-term liabilities	68,166	5,974
Long-term debt, net (note 8)	1,431,234	765,325
Long-term income taxes payable (note 12)	37,183	48,882
Total non-current liabilities	1,863,272	1,045,803
Total liabilities	2,621,805	1,735,102
Commitments and contingencies (note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $0.004 par value, 350,000,000 shares authorized; 188,900,583 issued and 147,064,349 outstanding at June 30, 2023 and 188,246,955 issued and 146,410,721 outstanding at June 30, 2022	588	586
Additional paid-in capital	1,772,083	1,682,432
Retained earnings	4,253,016	3,613,736
Treasury stock, at cost, 41,836,234 shares at June 30, 2023 and June 30, 2022	(1,623,256)	(1,623,256)
Accumulated other comprehensive loss	(272,528)	(312,747)
Total stockholders’ equity	4,129,903	3,360,751
Total liabilities and stockholders’ equity	$6,751,708	$5,095,853
See accompanying notes to consolidated financial statements.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended June 30, 2023, 2022 and 2021
(In US$ and in thousands, except share and per share data)

	June 30, 2023	June 30, 2022	June 30, 2021
Net revenue - Sleep and Respiratory Care products	$3,725,017	$3,177,298	$2,823,235
Net revenue - Software as a Service	497,976	400,829	373,590
Net revenue	4,222,993	3,578,127	3,196,825

Cost of sales - Sleep and Respiratory Care products	1,662,957	1,365,421	1,177,309
Cost of sales - Software as a Service	173,978	148,745	135,289
Cost of sales (exclusive of amortization shown separately below)	1,836,935	1,514,166	1,312,598

Amortization of acquired intangible assets - Sleep and Respiratory Care products	5,340	4,105	4,895
Amortization of acquired intangible assets - Software as a Service	25,056	35,545	40,232
Amortization of acquired intangible assets	30,396	39,650	45,127
Total cost of sales	1,867,331	1,553,816	1,357,725
Gross profit	2,355,662	2,024,311	1,839,100

Selling, general, and administrative	874,003	737,508	670,387
Research and development	287,642	253,575	225,284
Amortization of acquired intangible assets	42,020	31,078	31,078
Restructuring expenses (note 18)	9,177	—	8,673
Acquisition related expenses	10,949	1,864	—
Total operating expenses	1,223,791	1,024,025	935,422
Income from operations	1,131,871	1,000,286	903,678
Other income (loss), net:
Interest (expense) income, net	(47,379)	(22,312)	(23,627)
Loss attributable to equity method investments (note 5)	(7,265)	(8,486)	(11,205)
Gain (loss) on equity investments (note 5)	9,922	(12,202)	14,515
Gain on insurance recoveries	20,227	—	—
Other, net	(5,712)	3,197	301
Total other income (loss), net	(30,207)	(39,803)	(20,016)
Income before income taxes	1,101,664	960,483	883,662
Income taxes (note 12)	204,108	181,046	409,157
Net income	$897,556	$779,437	$474,505

Basic earnings per share (note 11)	$6.12	$5.34	$3.27
Diluted earnings per share (note 11)	$6.09	$5.30	$3.24
Dividend declared per share	$1.76	$1.68	$1.56
Basic shares outstanding (000's)	146,765	146,066	145,313
Diluted shares outstanding (000's)	147,455	147,043	146,451
See accompanying notes to consolidated financial statements.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended June 30, 2023, 2022 and 2021
(In US$ and in thousands)

	2023	2022	2021
Net income	$897,556	$779,437	$474,505
Other comprehensive income (loss):
Unrealized losses on designated hedging instruments	(35,596)	—	—
Foreign currency translation (loss) gain adjustments	75,815	(119,260)	90,495
Comprehensive income	$937,775	$660,177	$565,000
See accompanying notes to consolidated financial statements.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended June 30, 2023, 2022 and 2021
(In US$ and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2020	186,723	$580	$1,570,694	(41,836)	$(1,623,256)	$2,832,991	$(283,982)	$2,497,027
Common stock issued on exercise of options (note 10)	64	—	3,954	—	—	—	—	3,954
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 11)	469	2	(50,209)	—	—	—	—	(50,207)
Common stock issued on employee stock purchase plan (note 10)	229	1	33,833	—	—	—	—	33,834
Stock-based compensation costs	—	—	63,927	—	—	—	—	63,927
Other comprehensive income (loss)	—	—	—	—	—	—	90,495	90,495
Net income	—	—	—	—	—	474,505	—	474,505
Cumulative effect adjustment from adoption of the credit loss standard, net of tax	—	—	—	—	—	(1,143)	—	(1,143)
Dividends declared ($1.56 per common share)	—	—	—	—	—	(226,713)	—	(226,713)
Balance, June 30, 2021	187,485	$583	$1,622,199	(41,836)	$(1,623,256)	$3,079,640	$(193,487)	$2,885,679
Common stock issued on exercise of options (note 10)	177	—	11,205	—	—	—	—	11,205
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 10)	369	2	(52,408)	—	—	—	—	(52,406)
Common stock issued on employee stock purchase plan (note 10)	216	1	36,179	—	—	—	—	36,180
Stock-based compensation costs	—	—	65,257	—	—	—	—	65,257
Other comprehensive income (loss)	—	—	—	—	—	—	(119,260)	(119,260)
Net income	—	—	—	—	—	779,437	—	779,437
Dividends declared ($1.68 per common share)	—	—	—	—	—	(245,341)	—	(245,341)
Balance, June 30, 2022	188,247	$586	$1,682,432	(41,836)	$(1,623,256)	$3,613,736	$(312,747)	$3,360,751
Common stock issued on exercise of options (note 10)	157	—	9,696	—	—	—	—	9,696
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 10)	277	1	(30,632)	—	—	—	—	(30,631)
Common stock issued on employee stock purchase plan (note 10)	220	1	39,445	—	—	—	—	39,446
Stock-based compensation costs	—	—	71,142	—	—	—	—	71,142
Other comprehensive income (loss)	—	—	—	—	—	—	40,219	40,219
Net income	—	—	—	—	—	897,556	—	897,556
Dividends declared ($1.76 per common share)	—	—	—	—	—	(258,276)	—	(258,276)
Balance, June 30, 2023	188,901	$588	$1,772,083	(41,836)	$(1,623,256)	$4,253,016	$(272,528)	$4,129,903
See accompanying notes to consolidated financial statements.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended June 30, 2023, 2022 and 2021
(In US$ and in thousands)

	June 30, 2023	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net income	$897,556	$779,437	$474,505
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165,156	159,609	156,758
Amortization of right-of-use assets	32,406	34,232	34,760
Stock-based compensation costs (note 10)	71,142	65,257	63,927
Loss attributable to equity method investments, net of dividends received (note 5)	10,138	8,486	11,205
(Gain) loss on equity investments (note 5)	(9,922)	12,202	(14,515)
Restructuring expenses (note 18)	9,177	—	8,673
Gain on insurance recoveries	(20,227)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(106,511)	19,346	(129,195)
Inventories	(248,833)	(311,681)	(21,954)
Prepaid expenses, net deferred income taxes and other current assets	(138,125)	(168,109)	(58,154)
Accounts payable, accrued expenses and other	31,342	(247,632)	210,708
Net cash provided by operating activities	693,299	351,147	736,718
Cash flows from investing activities:
Purchases of property, plant and equipment	(119,672)	(134,835)	(102,712)
Patent registration costs	(14,328)	(21,201)	(14,114)
Business acquisitions, net of cash acquired	(1,012,749)	(42,784)	(39,067)
Purchases of investments (note 5)	(32,229)	(20,724)	(21,788)
Proceeds from sale of investment (note 5)	3,937	6,802	—
Proceeds / (payments) on maturity of foreign currency contracts	15,196	(17,176)	19,219
Net cash used in investing activities	(1,159,845)	(229,918)	(158,462)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	49,142	47,384	37,790
Taxes paid related to net share settlement of equity awards	(30,631)	(52,406)	(50,209)
Payments of business combination contingent consideration	(2,361)	—	(3,500)
Proceeds from borrowings, net of borrowing costs	1,070,000	288,000	90,000
Repayment of borrowings	(405,000)	(166,000)	(612,000)
Dividends paid	(258,276)	(245,341)	(226,713)
Net cash provided by (used in) financing activities	422,874	(128,363)	(764,632)
Effect of exchange rate changes on cash	(2,147)	(14,434)	18,498
Net decrease in cash and cash equivalents	(45,819)	(21,568)	(167,878)
Cash and cash equivalents at beginning of period	273,710	295,278	463,156
Cash and cash equivalents at end of period	$227,891	$273,710	$295,278
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$216,866	$478,120	$221,359
Interest paid	$47,379	$22,312	$23,989
Fair value of assets acquired, excluding cash	$359,730	$15,648	$16,671
Liabilities assumed	(131,765)	(4,672)	(1,543)
Goodwill on acquisition	786,990	38,953	24,671
Previously held equity interest	—	(4,078)	—
Deferred payments	2,542	(3,067)	3,768
Fair value of contingent consideration	(2,387)	—	—
Cash paid for acquisitions	$1,015,110	$42,784	$43,567
See accompanying notes to consolidated financial statements.

PART II	Item 8
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
Disaggregation of revenue
See Note 13 – Segment Information for our net revenue disaggregated by segment, product and region for the years ended June 30, 2023, 2022 and 2021.
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

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
The following table summarizes our contract balances as of June 30, 2023 and 2022 (in thousands):

	2023	2022	Balance sheet caption
Contract assets
Accounts receivable, net	$704,909	$575,950	Accounts receivable, net
Unbilled revenue, current	31,521	25,692	Prepaid expenses and other current assets
Unbilled revenue, non-current	10,078	8,840	Prepaid taxes and other non-current assets

Contract liabilities
Deferred revenue, current	(138,072)	(108,667)	Deferred revenue (current liabilities)
Deferred revenue, non-current	(119,186)	(95,455)	Deferred revenue (non-current liabilities)
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
The carrying value of cash equivalents, accounts receivable and accounts payable, approximate their fair value because of their short-term nature. The carrying value of long-term debt related to our Revolving Credit and Term Credit Agreements approximates its fair value as the principal amounts outstanding are subject to variable interest rates that are based on market rates which are regularly reset. The carrying value of long-term debt related to our Senior Notes can differ to its fair value as the principal amounts outstanding are subject to fixed interest rates as outlined in Note 8 - Debt. Foreign currency hedging instruments are marked to market and therefore reflect their fair value. In addition, we measure investments in publicly held equity securities and privately held equity securities for which there has been an observable price change in an identical or similar security, at fair value. We do not hold or issue financial instruments for trading purposes.
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
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
Depreciation expense for property, plant, and equipment was $84.7 million, $81.0 million, and $78.4 million for the years ended June 30, 2023, 2022 and 2021, respectively.
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
During the annual reviews for the years ended June 30, 2023, 2022 and 2021, we completed a Step 0 or Qualitative assessment and determined it was more likely than not that the fair value of our reporting units exceeded their carrying amounts, including goodwill, and therefore goodwill was not impaired.
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
Non-marketable equity securities consist of investments in privately held companies without readily determinable fair values and are recorded in prepaid taxes and other non-current assets on the consolidated balance sheets. Non-marketable equity securities are reported at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. We assess non-marketable equity securities at least quarterly for impairment and consider qualitative and quantitative factors including the investee's financial metrics, product and commercial outlook and cash usage. All gains and losses on marketable and non-marketable equity securities, realized and unrealized, are recognized in gain (loss) on equity investments as a component of other income (loss), net on the consolidated statements of income.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
Equity investments whereby we have significant influence but not control over the investee and are not the primary beneficiary of the investee’s activities, are accounted for under the equity method. Under this method, we record our share of gains or losses attributable to equity method investments as a component of other income (loss), net on the consolidated statements of income.
(k)Research and Development
We record all research and development expenses in the period we incur them.
(l)Foreign Currency
The consolidated financial statements of our non-U.S. subsidiaries, whose functional currencies are other than the U.S. dollar, are translated into U.S. dollars for financial reporting purposes. We translate assets and liabilities of non-U.S. subsidiaries whose functional currencies are other than the U.S. dollar at period end exchange rates but translate revenue and expense transactions at average exchange rates for the period. We recognize cumulative translation adjustments as part of comprehensive income, as detailed in the consolidated statements of comprehensive income, and include those adjustments in accumulated other comprehensive income in the consolidated balance sheets until such time the relevant subsidiary is sold or substantially or completely liquidated. We reflect gains and losses on transactions denominated in other than the functional currency of an entity in our results of operations.
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
The purpose of the cross-currency swaps for the fair value hedge is to mitigate foreign currency risk associated with changes in spot rates on foreign denominated intercompany debt between USD and EUR. For these hedges, we excluded certain components from the assessment of hedge effectiveness that are not related to spot rates. For fair value hedges that qualify and are designated for hedge accounting, the change in fair value of the derivative is recorded in the same line item as the hedged item, other, net, in the consolidated statement of income. The initial fair value of hedge components excluded from the assessment of effectiveness is recognized in the statement of income under a systematic and rational method over the life of the hedging instrument and is presented in interest (expense) income, net. Any difference between the change in the fair value of the hedge components excluded from the assessment of effectiveness and the amounts recognized in earnings is recorded as a component of other comprehensive income.
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
The notional value of outstanding foreign cross-currency swaps was $1,046.6 million at June 30, 2023. These contracts mature at various dates prior to December 31, 2029.
Non-Designated Hedges

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
We transact business in various foreign currencies, including a number of major European currencies as well as the Australian and Singapore dollars. We have foreign currency exposure through both our Australian and Singapore manufacturing activities, and international sales operations. We have established a foreign currency hedging program using purchased foreign currency call options, collars and forward contracts to hedge foreign-currency-denominated financial assets, liabilities and manufacturing cash flows. The terms of such foreign currency hedging contracts generally do not exceed two years. The purpose of this hedging program is to economically manage the financial impact of foreign currency exposures denominated mainly in Euros, and Australian and Singapore dollars. Under this program, increases or decreases in our foreign currency denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments. We do not designate these foreign currency contracts as hedges. All movements in the fair value of the foreign currency instruments are recorded within other, net in our consolidated statements of income.
The notional value of the outstanding non-designated hedges was $954.7 million and $602.0 million at June 30, 2023 and June 30, 2022, respectively. These contracts mature at various dates prior to December 15, 2024.
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
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
(q)Impairment of Long-Lived Assets
We periodically evaluate the carrying value of long-lived assets to be held and used, including certain identifiable intangible assets, when events and circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If assets are considered to be impaired, we recognize as the impairment the amount by which the carrying amount of the assets exceeds the fair value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. We did not recognize impairment charges in relation to long-lived assets during the fiscal years ended June 30, 2023, 2022 and 2021.
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
(3) Supplemental Balance Sheet Information
Components of selected captions in the consolidated balance sheets consisted of the following as of June 30, 2023 and June 30, 2022 (in thousands):

Inventories	2023	2022
Raw materials	$459,126	$355,225
Work in progress	3,956	3,077
Finished goods	534,930	385,608
Total inventories	$998,012	$743,910

Prepaid expenses and other current assets	2023	2022
Prepaid taxes	$114,009	$99,352
Prepaid inventories	143,084	107,291
Other prepaid expenses and current assets	179,925	131,265
Total prepaid expenses and other current assets	$437,018	$337,908

Property, plant and equipment	2023	2022
Machinery and equipment	$443,781	$390,634
Computer equipment and software	189,568	199,671
Furniture and fixtures	61,663	54,098
Vehicles and aircraft	20,587	19,231
Clinical, demonstration and rental equipment	115,696	105,440
Leasehold improvements	91,499	80,855
Land	52,055	51,864
Buildings	231,019	229,502
Property, plant and equipment, at cost	$1,205,868	$1,131,295
Accumulated depreciation and amortization	(668,012)	(633,114)
Property, plant and equipment, net	$537,856	$498,181

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
(4) Goodwill and Other Intangible Assets, net
Goodwill
For each of the years ended June 30, 2023 and June 30, 2022, we have not recorded any goodwill impairments. Changes in the carrying amount of goodwill is comprised of the following for the year ended June 30, 2023 (in thousands):

	2023
	Sleep and Respiratory Care	SaaS	Total
Balance at the beginning of the period	$641,724	$1,294,718	$1,936,442
Business acquisitions	19,281	767,709	786,990
Foreign currency translation adjustments	9,115	37,752	46,867
Balance at the end of the period	$670,120	$2,100,179	$2,770,299
Other Intangible Assets
Other intangibles, net are comprised of the following as of June 30, 2023 and June 30, 2022 (in thousands):

	2023	2022
Developed/core product technology	$398,740	$350,671
Accumulated amortization	(265,802)	(239,647)
Developed/core product technology, net	132,938	111,024
Customer relationships	443,652	257,034
Accumulated amortization	(124,220)	(91,731)
Customer relationships, net	319,432	165,303
Other intangibles	244,373	204,580
Accumulated amortization	(144,402)	(134,963)
Other intangibles, net	99,971	69,617
Total other intangibles, net	$552,341	$345,944
Intangible assets consist of developed/core product technology, trade names, non-compete agreements, customer relationships, and patents, and we amortize them over the estimated useful life of the assets, generally between two years and fifteen years. There are no expected residual values related to these intangible assets.
Amortization expense related to identified intangible assets for the years ended June 30, 2023 and June 30, 2022 was $72.4 million and $70.7 million, respectively. Amortization expense related to patents for the years ended June 30, 2023 and June 30, 2022 was $7.0 million and $6.2 million, respectively. Total estimated annual amortization expense for the years ending June 30, 2024 through June 30, 2028, is shown below (in thousands):

	Fiscal Years Ending June 30
	2024	2025	2026	2027	2028
Estimated amortization expense	$86,633	$82,227	$77,005	$58,127	$23,175
(5) Investments
Equity investments by measurement category as of June 30, 2023 and June 30, 2022 were as follows (in thousands):

Measurement category	2023	2022
Fair value	$12,423	$9,167
Measurement alternative	68,748	39,290
Equity method	65,366	9,918
Total	$146,537	$58,375

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
The following table shows a reconciliation of the changes in our equity investments for the year ended June 30, 2023 (in thousands):

	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$39,290	$9,167	$9,918	$58,375
Additions to investments (1)	21,738	4,991	62,733	89,462
Observable price adjustments on non-marketable equity securities	12,612	—	—	12,612
Impairment of investments	(4,892)	—	—	(4,892)
Realized gains on marketable and non-marketable equity securities	3,937	—	—	3,937
Proceeds from exits of investments	(3,937)	—	—	(3,937)
Unrealized losses on marketable equity securities	—	(1,735)	—	(1,735)
Loss attributable to equity method investments	—	—	(7,265)	(7,265)
Dividends received	—	—	(2,873)	(2,873)
Foreign currency translation adjustments	—	—	2,853	2,853
Carrying value at the end of the period	$68,748	$12,423	$65,366	$146,537
(1)Includes additions from purchases and an equity method investment acquired and measured at fair value via our acquisition of MEDIFOX DAN. Refer to Note 17 herein.
The following table shows a reconciliation of the changes in our equity investments for the year ended June 30, 2022 (in thousands):

	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$23,002	$29,084	$17,154	$69,240
Net additions (reductions) to investments (2)	11,775	(3,202)	1,250	9,823
Observable price adjustments on non-marketable equity securities	5,367	—	—	5,367
Impairment of investments	(3,209)	—	—	(3,209)
Realized gains on marketable and non-marketable equity securities	2,355	1,626	—	3,981
Unrealized losses on marketable equity securities	—	(18,341)	—	(18,341)
Loss attributable to equity method investments	—	—	(8,486)	(8,486)
Carrying value at the end of the period	$39,290	$9,167	$9,918	$58,375
(2)Net additions (reductions) to investments includes additions from purchases, reductions due to exits of securities, or reclassifications due to our acquisition of an investee in which we held a prior equity interest.
Net unrealized gains and losses recognized in the years ended June 30, 2023, 2022 and 2021 for equity investments in non-marketable and marketable securities still held as of those respective dates were a gain of $6.0 million, a loss of $16.2 million, and a gain of $14.5 million, respectively.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
(6) Accrued Expenses
Accrued expenses at June 30, 2023 and June 30, 2022 consist of the following (in thousands):

	2023	2022
Product warranties (note 7)	$27,621	$25,889
Consulting and professional fees	26,148	25,073
Value added taxes and other taxes due	23,636	26,340
Employee related costs	220,785	194,736
Promotional and marketing	9,366	6,485
Foreign currency hedging instruments	9,558	1,947
Accrued interest	9,375	7,983
Logistics and occupancy costs	16,278	32,160
Inventory in transit	10,034	11,554
Other	12,859	12,555
Total accrued expenses	$365,660	$344,722
(7) Product Warranties
We include the liability for warranty costs in accrued expenses in our consolidated balance sheets. Changes in the liability for product warranty for the years ended June 30, 2023 and June 30, 2022 are as follows (in thousands):

	2023	2022
Balance at the beginning of the period	$25,889	$22,032
Warranty accruals for the period	15,628	17,442
Warranty costs incurred for the period	(13,734)	(12,124)
Foreign currency translation adjustments	(162)	(1,461)
Balance at the end of the period	$27,621	$25,889
(8) Debt
Debt at June 30, 2023 and June 30, 2022 consists of the following (in thousands):

	2023	2022
Short-term debt	$10,000	$10,000
Deferred borrowing costs	(98)	(84)
Short-term debt, net	9,902	9,916

Long-term debt	$1,435,000	$770,000
Deferred borrowing costs	(3,766)	(4,675)
Long-term debt, net	$1,431,234	$765,325
Total debt	$1,441,136	$775,241
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
The Revolving Credit Agreement and Term Credit Agreement each terminate on June 29, 2027, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $5.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to the Adjusted Term SOFR (as defined in the Revolving Credit Facility) plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). At June 30, 2023, the interest rate that was being charged on the outstanding principal amounts was 6.07%. An applicable commitment fee of 0.075% to 0.150% (depending on the then-applicable leverage ratio) applies on the unused portion of the revolving credit facility. As of June 30, 2023, we had $745.0 million available for draw down under the revolving credit facility.
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As the Revolving Credit and Term Credit Agreements’ interest rate is calculated as Adjusted Term SOFR plus the spreads described above, its carrying amount is equivalent to its fair value as at June 30, 2023 and June 30, 2022, which was $945.0 million and $280.0 million, respectively.
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
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As of June 30, 2023 and June 30, 2022, the Senior Notes had a carrying amount of $500.0 million, excluding deferred borrowing costs, and an estimated fair value of $462.2 million and $477.7 million, respectively. Quoted market prices in active markets for identical liabilities based inputs (Level 2) were used to estimate fair value.
At June 30, 2023, we were in compliance with our debt covenants and there was $1,445.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes.
(9) Leases
(a)Leases where ResMed is the Lessee
We determine whether a contract is, or contains, a lease at inception. Right of Use, or ROU, assets represent our right to use an underlying asset during the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. We use our incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments. ROU assets also include any lease payments made at or before lease commencement and any initial direct costs incurred, and exclude any lease incentives received.
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
Operating lease costs for the years ended June 30, 2023, 2022 and 2021 were $33.6 million, $35.3 million and $35.5 million, respectively. Short-term and variable lease costs were not material for the years ended June 30, 2023, 2022 and 2021.
Future lease payments under non-cancellable operating leases as of June 30, 2023 are as follows (in thousands):

	Total	2024	2025	2026	2027	2028	Thereafter
Minimum lease payments	$155,299	$24,754	$20,087	$18,199	$17,004	$16,584	$58,671
Less: imputed interest	(16,527)
Total lease liabilities	$138,772
As of June 30, 2023, we had additional operating lease commitments of $57.3 million for manufacturing and office space that have not yet commenced. These leases will commence during the years ended June 30, 2024 and June 30, 2025 with lease terms of 10 years to 15 years.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
The supplemental information related to operating leases for the years ended June 30, 2023 and June 30, 2022 was as follows (in thousands):

	2023	2022

Weighted-average inputs:
Weighted-average remaining lease term (years)	8.2	8.8
Weighted-average discount rate	2.7%	2.8%

Cash flow information:
Operating cash flows paid for amounts included in the measurement of lease liabilities	$29,047	$26,462
Right of use assets obtained in exchange for new lease liabilities:	$16,803	$41,382
(b)Leases where ResMed is the Lessor
We lease sleep and respiratory medical devices to customers primarily as a means to comply with local health insurer requirements in certain foreign geographies. Contract terms for operating lease contracts vary by customer and include options to terminate or extend the contract. When lease contracts also include the sale of masks and accessories, we allocate contract consideration to those items on a relative standalone price basis and recognize revenue when control transfers to the customer. Operating lease revenue was $88.6 million, $90.1 million and $93.4 million for the years ended June 30, 2023, 2022 and 2021, respectively.
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
We have temporarily suspended our repurchase program and, accordingly, did not repurchase any shares during fiscal years 2023 or 2022. As of June 30, 2023, we have repurchased a total of 41.8 million shares at a cost of $1.6 billion. Shares that are repurchased are classified as “treasury stock pending future use” and reduce the number of shares outstanding used in calculating earnings per share. At June 30, 2023, 12.9 million additional shares can be repurchased under the approved share repurchase program.
Preferred Stock. In April 1997, our board of directors authorized 2.0 million shares of 0.01 par value preferred stock. No such shares were issued or outstanding at June 30, 2023.
Stock Options and Restricted Stock Units. We have granted stock options, restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”) to personnel, including officers and directors, in accordance with the ResMed Inc. 2009 Incentive Award Plan (the “2009 Plan”). Options and restricted stock units vest over one year to four years and the options have expiration dates of seven years from the date of grant. We have granted the options with an exercise price equal to the market value as determined at the date of grant. We have granted PRSUs that are subject to a market condition, with the ultimate realizable number of PRSUs dependent on relative total stockholder return over a period of three years. The maximum amounts to be issued under the awards range from 200% to 225% of the original grant.
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
The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 51.1 million. The number of securities remaining available for future issuance under the 2009 Plan at June 30, 2023 is 14.4 million. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) 2.8 shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays a purchase price and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 3 million shares of our common stock (except in a participant’s initial year of hiring up to 4.5 million shares of our common stock may be granted).
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
The total fair value of RSUs and PRSUs that vested during the years ended June 30, 2023, 2022 and 2021, was $66.8 million, $65.5 million and $59.6 million, respectively.
The following table summarizes the activity of RSUs, including PRSUs, during year ended June 30, 2023 (in thousands, except years and per share amounts):

	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	681	$203.46	1.6
Granted	434	224.02
Vested*	(416)	160.50
Performance factor adjustment	115	—
Forfeited	(52)	216.75
Outstanding at end of period	762	$227.82	1.7
*Includes 139 thousand shares netted for tax.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
The following table summarizes option activity during the year ended June 30, 2023 (in thousands, except years and per share amounts):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	938	$112.91	3.2
Granted	100	223.94
Exercised	(157)	62.07
Forfeited	—	—
Outstanding at end of period	881	$134.52	3.0
Options exercisable at end of period	734	$115.37	2.4
Options vested and expected to vest at end of period	873	$133.56	3.0
The aggregate intrinsic value of options exercised during the fiscal years 2023, 2022 and 2021, was $25.4 million, $33.7 million and $8.9 million, respectively. As at June 30, 2023, the aggregate intrinsic value of options outstanding, exercisable, and vested and expected to vest were $76.8 million, $76.6 million and $76.8 million respectively.
Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the board of directors’ compensation committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. At June 30, 2023, the number of shares remaining available for future issuance under the ESPP is 1.3 million shares.
During years ended June 30, 2023, 2022 and 2021, we issued 220,000, 216,000 and 229,000 shares to our employees in two offerings and we recognized $11.5 million, $11.0 million and $10.9 million, respectively, of stock compensation expense associated with the ESPP.
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
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
We estimate the fair value of stock options granted under our stock option plans and purchase rights granted under the ESPP using the following assumptions for the years ended June 30, 2023, 2022 and 2021:

	2023	2022	2021
Stock options:
Weighted average grant date fair value	$74.95	$72.16	$53.67
Weighted average risk-free interest rate	3.85%	1.29%	0.37%
Expected life in years	4.9	4.9	4.9
Dividend yield	0.78%	0.66%	0.75%
Expected volatility	34%	32%	31%

ESPP purchase rights:
Weighted average grant date fair value	$52.38	$50.46	$48.18
Weighted average risk-free interest rate	3.6%	0.3%	0.1%
Expected life in years	6 months	6 months	6 months
Dividend yield	0.75% - 0.84%	0.63% - 0.98%	0.79% - 0.98%
Expected volatility	27% - 34%	20% - 34%	30% - 60%
The following table summarizes the total stock-based compensation costs incurred and the associated tax benefit recognized during the years ended June 30, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Cost of sales	$6,465	$5,218	$4,153
Selling, general and administrative expenses	53,049	50,791	51,727
Research and development expenses	11,628	9,248	8,047
Stock-based compensation costs	71,142	65,257	63,927
Tax benefit	(24,860)	(29,262)	(23,346)
Stock-based compensation costs, net of tax benefit	$46,282	$35,995	$40,581
At June 30, 2023, there was $133.5 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.6 years.
(11) Earnings Per Share
We compute basic earnings per share by dividing the net income available to common stockholders by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and restricted stock units. The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 272,104, 67,000 and 141,000 for the years ended June 30, 2023, 2022 and 2021, respectively, as the effect would have been anti-dilutive.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
Basic and diluted earnings per share for the years ended June 30, 2023, 2022 and 2021 are calculated as follows (in thousands except per share data):

	2023	2022	2021
Numerator:
Net income	$897,556	$779,437	$474,505
Denominator:
Basic weighted-average common shares outstanding	146,765	146,066	145,313
Effect of dilutive securities:
Stock options and restricted stock units	690	977	1,138
Diluted weighted average shares	147,455	147,043	146,451
Basic earnings per share	$6.12	$5.34	$3.27
Diluted earnings per share	$6.09	$5.30	$3.24
(12) Income Taxes
Income before income taxes for the years ended June 30, 2023, 2022 and 2021, was taxed under the following jurisdictions (in thousands):

	2023	2022	2021
U.S.	$128,589	$(85,919)	$71,867
Non-U.S.	973,075	1,046,402	811,795
Income before income taxes	$1,101,664	$960,483	$883,662
The provision for income taxes is presented below (in thousands):

		2023	2022	2021
Current:	Federal	$36,631	$4,376	$(115,109)
	State	14,142	10,700	9,041
	Non-U.S.	198,767	177,788	531,812
		249,540	192,864	425,744
Deferred:	Federal	(21,721)	(12,612)	(22,791)
	State	(2,389)	(2,773)	(4,205)
	Non-U.S.	(21,322)	3,567	10,409
		(45,432)	(11,818)	(16,587)
Provision for income taxes		$204,108	$181,046	$409,157

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 21% for the years ended June 30, 2023, 2022 and 2021, to pretax income as a result of the following (in thousands):

	2023	2022	2021
Taxes computed at statutory U.S. rate	$231,349	$201,701	$185,569
Increase (decrease) in income taxes resulting from:
State income taxes, net of U.S. tax benefit	9,448	5,703	4,836
Research and development credit	(21,481)	(17,517)	(20,257)
Change in valuation allowance	(5,007)	858	(3,785)
Effect of non-U.S. tax rates	(3,982)	(4,384)	(12,130)
Foreign tax credits	(3,988)	(2,299)	(7,210)
Stock-based compensation expense	(6,282)	(11,294)	(4,498)
Uncertain tax position	—	—	248,773
Other	4,051	8,278	17,859
Provision for income taxes	$204,108	$181,046	$409,157
We reported net deferred tax assets and liabilities in our consolidated balance sheets at June 30, 2023 and June 30, 2022, as follows (in thousands):

	2023	2022
Non-current deferred tax asset	$132,974	$79,746
Non-current deferred tax liability	(90,650)	(9,714)
Net deferred tax asset	$42,324	$70,032
The components of our deferred tax assets and liabilities at June 30, 2023 and June 30, 2022, are as follows (in thousands):

	2023	2022
Deferred tax assets:
Employee liabilities	$34,314	$28,556
Tax credit carry overs	6,051	7,723
Inventories	13,212	10,570
Provision for warranties	5,348	4,814
Provision for doubtful debts	6,103	5,096
Net operating loss carryforwards	22,387	27,490
Capital loss carryover	917	4,715
Stock-based compensation expense	8,670	6,425
Deferred revenue	23,908	25,748
Research and development capitalization	111,704	82,074
Lease liabilities	21,347	21,702
Hedging contracts	27,666	—
Other	454	(3,395)
	282,081	221,518
Less valuation allowance	(8,536)	(13,572)
Deferred tax assets	273,545	207,946
Deferred tax liabilities:
Goodwill and other intangibles	(198,418)	(108,078)
Right of use assets	(20,501)	(20,345)
Property, plant and equipment	(12,302)	(9,491)
Deferred tax liabilities	(231,221)	(137,914)
Net deferred tax asset	$42,324	$70,032

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
As of June 30, 2023, we had $15.6 million of U.S. federal and state net operating loss carryforwards and $6.1 million of non-U.S. net operating loss carryforwards, which expire in various years beginning in 2024 or carry forward indefinitely.
The valuation allowance at June 30, 2023 relates to a provision for uncertainty of the utilization of net operating loss carryforwards of $0.8 million and capital loss and other items of $7.8 million. We believe that it is more likely than not that the benefits of deferred tax assets, net of any valuation allowance, will be realized.
A substantial portion of our manufacturing operations and administrative functions in Singapore operate under certain tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2030. The end of certain tax holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentive programs increased our net income by $40.5 million ($0.27 per diluted share) for the year ended June 30, 2023, $38.0 million ($0.26 per diluted share) for the year ended June 30, 2022, and $33.6 million ($0.23 per diluted share) for the year ended June 30, 2021.
As a result of the Tax Cuts and Jobs Act of 2017 (the “U.S. Tax Act”), we have treated all non-U.S. historical earnings as taxable. Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax if repatriated. The total amount of these undistributed earnings at June 30, 2023 amounted to approximately $4.2 billion. In the event our non-U.S. earnings had not been permanently reinvested, approximately $5.5 million in U.S. state deferred taxes would have been recognized in the consolidated financial statements.
The U.S. Tax Act also introduced U.S. taxation on certain global intangible low-taxed income (“GILTI”). We have elected to account for tax expense attributable to GILTI tax as a period cost when incurred.
In accounting for uncertainty in income taxes, we recognize a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (that is, a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for annual periods. We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. Based on all known facts and circumstances and current tax law, we believe the total amount of unrecognized tax benefits on June 30, 2023 is not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate.
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
The final net impact of the ATO settlement was recorded during the years ended June 30, 2021 and 2022 in the amount of $238.7 million, which represents a gross amount of $381.7 million, including interest and penalties of $48.1 million, and adjustments for credits and deductions of $143.0 million. As a result of the ATO settlement and due to movements in foreign currencies, we recorded a benefit of $14.1 million within other comprehensive income, and a $4.1 million reduction of tax credits, which was recorded to income tax expense. As a result of the ATO settlement, we reversed our previously recorded uncertain tax position.
On September 28, 2021, we remitted final payment to the ATO of $284.8 million, consisting of the agreed settlement amount of $381.7 million less prior remittances made to the ATO of $96.9 million.
Tax years 2018 to 2022 remain subject to future examination by the major tax jurisdictions in which we are subject to tax.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
(13) Segment Information
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
The table below presents a reconciliation of net revenues, depreciation and amortization and net operating profit by reportable segments for the years ended June 30, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Net revenue by segment
Sleep and Respiratory Care	$3,725,017	$3,177,298	$2,823,235
Software as a Service	497,976	400,829	373,590
Total	$4,222,993	$3,578,127	$3,196,825

Depreciation and amortization by segment
Sleep and Respiratory Care	$82,544	$79,367	$73,151
Software as a Service	9,119	7,315	5,230
Amortization of acquired intangible assets and corporate assets	73,493	72,927	78,377
Total	$165,156	$159,609	$156,758

Net operating profit by segment
Sleep and Respiratory Care	$1,502,475	$1,311,559	$1,170,305
Software as a Service	115,529	93,044	92,357
Total	$1,618,004	$1,404,603	$1,262,662

Reconciling items
Corporate costs	$393,591	$331,725	$268,874
Amortization of acquired intangible assets	72,416	70,728	76,205
Restructuring expenses	9,177	—	13,905
Acquisition related expenses	10,949	1,864	—
Interest expense (income), net	47,379	22,312	23,627
Loss attributable to equity method investments	7,265	8,486	11,205
(Gain) loss on equity investments	(9,922)	12,202	(14,515)
Gain on insurance recoveries	(20,227)	—	—
Other, net	5,712	(3,197)	(301)
Income before income taxes	$1,101,664	$960,483	$883,662

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
The following table summarizes our net revenue disaggregated by segment, product and region for the years ended June 30, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
U.S., Canada and Latin America
Devices	$1,444,361	$1,070,420	$863,661
Masks and other	1,039,026	911,387	841,452
Total U.S., Canada and Latin America	$2,483,387	$1,981,807	$1,705,113

Combined Europe, Asia and other markets
Devices	$826,341	$796,488	$746,379
Masks and other	415,289	399,003	371,743
Total Combined Europe, Asia and other markets	$1,241,630	$1,195,491	$1,118,122

Global revenue
Devices	$2,270,702	$1,866,908	$1,610,040
Masks and other	1,454,315	1,310,390	1,213,195
Total Sleep and Respiratory Care	$3,725,017	$3,177,298	$2,823,235
Software as a Service	497,976	400,829	373,590
Total	$4,222,993	$3,578,127	$3,196,825
Revenue information by geographic area for the years ended June 30, 2023, 2022 and 2021 is summarized below (in thousands):

	2023	2022	2021
United States	$2,719,923	$2,249,381	$1,962,721
Rest of the World	1,503,070	1,328,746	1,234,104
Total	$4,222,993	$3,578,127	$3,196,825
Long-lived assets of geographic areas are those assets used in our operations in each geographical area, and excludes goodwill, other intangible assets, and deferred tax assets. Long-lived assets by geographic area as of June 30, 2023 and 2022 is summarized below (in thousands):

	2023	2022
Australia	$200,752	$192,833
United States	164,448	169,090
Singapore	83,711	72,821
Rest of the World	88,945	63,437
Total	$537,856	$498,181
(14) Employee Retirement Plans
We contribute to a number of employee retirement plans for the benefit of our employees. Details of the main plans are as follows:
Australia We contribute to defined contribution plans for each employee resident in Australia at the rate of approximately 10.5% of salaries. Employees may contribute additional funds to the plans. All Australian employees, after serving a qualifying period, are entitled to benefits on retirement, disability or death. Our total contributions to the plans for the years ended June 30, 2023, 2022 and 2021, were $13.0 million, $11.8 million and $10.7 million, respectively.
United States We sponsor a defined contribution plan available to substantially all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 4.0% of the employee’s

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
salary. Our total contributions to the plan were $12.7 million, $11.9 million and $9.6 million in fiscal 2023, 2022 and 2021, respectively.
Singapore We sponsor a defined contribution plan available to substantially all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 17.0% of the employee’s salary. Our total contributions to the plan were $3.6 million, $3.1 million and $2.5 million in fiscal 2023, 2022 and 2021, respectively.
(15) Legal Actions, Contingencies and Commitments
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
On January 27, 2021, the International Trade Commission ("ITC") instituted In Re Certain UMTS and LTE Cellular Communications Modules and Products Containing the Same, Investigation No. 337-TA-1240, by complainants Philips RS North America, LLC and Koninklijke Philips N.V. (collectively “Philips”) against Quectel Wireless Solutions Co., Ltd; Thales DIS AIS USA, LLC, Thales DIS AIS Deutschland GmbH; Telit Wireless Solutions, Inc., Telit Communications PLC, CalAmp. Corp., Xirgo Technologies, LLC, and Laird Connectivity, Inc. (collectively “respondents”). In the ITC investigation, Philips seeks an order excluding communications modules, and products that contain them, from importation into the United States based on alleged infringement of 3G and 4G standard essential patents held by Philips. On October 6-14, 2021, the administrative law judge held a hearing on the merits. The administrative law judge issued an initial determination on April 1, 2022, finding no violation of any of the Philips' patents asserted in the ITC. Philips sought review by the full ITC. On July 6, 2022, the Commission affirmed the administrative law judge’s determination that there was no violation of asserted Philips' patents. The Commission terminated the ITC proceedings. Philips did not appeal the ITC’s decision. On December 17, 2020, Philips filed companion cases for patent infringement against the same defendants in the United States District Court for the District of Delaware, case nos. 1:20-cv-01707, 01708, 01709, 01710, 01711, and 01713 (CFC) seeking damages, an injunction, and a declaration from the court on the amount of a fair reasonable and non-discriminatory license rate for the standard essential patents it is asserting against the communications module defendants. The district court cases were stayed pending the resolution of the ITC proceedings. The parties have returned to the district court for further proceedings. We were not a party to the ITC investigation, and we are not a party to the district court cases, but we sell products that incorporate communications modules at issue in the district court case.
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
On March 23, 2023, ResMed Corp. filed suit in the Southern District of California, case no. 23-cv-00500-TWR-JLB, seeking a declaration that it does not infringe U.S. patent number 11,602,284 recently issued to Cleveland Medical. Cleveland Medical has asked the court to dismiss the California case or to move it to Delaware.
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
During the year ended June 30, 2023 and 2022, receivables sold with limited recourse were $181.2 million and $157.6 million, respectively. As of June 30, 2023, the maximum exposure on outstanding receivables sold with recourse and contingent provision were $32.6 million and $0.6 million, respectively. As of June 30, 2022, the maximum exposure on outstanding receivables sold with recourse and contingent provision were $24.2 million and $2.1 million, respectively.
Commitments
In the normal course of business, we enter into agreements to purchase goods or services that are not cancelable without penalty, primarily related to supply arrangements. Obligations under our purchase agreements at June 30, 2023 were as follows (in thousands):

	Total	Fiscal Years Ending June 30
		2024	2025	2026	2027	2028	Thereafter
Minimum purchase obligations	$1,390,640	$1,034,859	$345,033	$10,013	$735	$—	$—
(16) Derivative Instruments and Hedging Activities
Fair Values of Derivative Instruments
The following table presents our assets and liabilities related to derivative instruments on a gross basis within the consolidated balance sheets (in thousands):

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

	June 30, 2023	June 30, 2022	Balance Sheet Caption
Derivative Assets
Not Designated as Hedging Instruments
Foreign currency hedging instruments	$2,126	$151	Prepaid expenses and other current assets
Foreign currency hedging instruments	279	9	Prepaid taxes and other non-current assets
Total derivative assets	$2,405	$160
Derivative Liabilities
Designated as Hedging Instruments
Foreign cross-currency swaps – Fair Value Hedge	$19,743	$—	Other long-term liabilities
Foreign cross-currency swaps – Net Investment Hedge	40,803	—	Other long-term liabilities
Not Designated as Hedging Instruments
Foreign currency hedging instruments	9,558	1,947	Accrued expenses
Foreign currency hedging instruments	595	—	Other long-term liabilities
Total derivative liabilities	$70,699	$1,947
Fair Value Hedge Gains (Losses)
We recognized the following gains (losses) on the foreign cross currency swaps designated as fair value hedges (in thousands):

	Twelve Months Ended June 30,
	2023	2022	2021
Gain (loss) recognized in other comprehensive income (loss)	$(5,414)	$—	$—
Gain (loss) recognized on cross-currency swap in interest (expense) income, net (amount excluded from effectiveness testing)	3,754	—	—
Gain (loss) recognized on cross-currency swap in other, net	(14,329)	—	—
Gain (loss) recognized on intercompany debt in other, net	14,329	—	—
Net Investment Hedge Gains (Losses)
We recognized the following gains (losses) on the foreign cross currency swaps designated as net investment hedges (in thousands):

	Twelve Months Ended June 30,
	2023	2022	2021
Gain (loss) recognized in cumulative translation adjustment within other comprehensive income (loss)	$(40,803)	$—	$—
Gain (loss) recognized from the excluded components in interest (expense) income, net	9,482	—	—
Non-designated Derivative Gains (Losses)
We recognized the following gains (losses) in the consolidated statement of operations on derivatives not designated as hedging instruments (in thousands):

	Twelve Months Ended June 30,
	2023	2022	2021
Gain (loss) recognized on foreign currency hedging instruments in other, net	$8,576	$(19,511)	$18,544
Gain (loss) recognized on other foreign-currency-denominated transactions in other, net	(12,780)	22,320	(19,297)
Total	(4,204)	2,809	(753)

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
(17) Business Combinations
On November 21, 2022, we completed our acquisition of 100% of the shares in MediFox-Dan Investment GmbH and its subsidiaries (“MEDIFOX DAN”), a German leader in software solutions for a wide variety of out-of-hospital care providers, for $997.5 million. This acquisition has been accounted for as a business combination using purchase accounting and included in our consolidated financial statements from November 21, 2022. The acquisition was paid for using funds drawn down from our Revolving Credit Agreement.
The total purchase price was allocated to MEDIFOX DAN's tangible and identifiable intangible assets and liabilities based upon estimated fair values as of the November 21, 2022 closing date, as follows (in thousands):

	Final	Intangible assets - useful life
Cash	$7,372
Accounts receivable	16,096
Property, plant and equipment	7,731
Equity method investment	57,298
Other assets	18,523
Accounts payable and accrued expenses	(19,359)
Deferred revenue	(18,349)
Other liabilities	(11,623)
Identifiable intangible assets:
Developed technology	43,081	6 - 7 years
Customer relationships	175,445	11 - 13 years
Trade names	32,050	10 years
Deferred tax liabilities	(78,458)
Goodwill	767,709
Purchase price	$997,516
We completed the purchase price allocation in relation to this acquisition during the quarter ended June 30, 2023. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their fair values at the date of acquisition. Key assumptions used to determine the fair value of intangible assets acquired included forecast revenue growth rates, forecast earnings before interest, tax, depreciation, and amortization, and weighted average cost of capital. The goodwill recognized as part of the acquisition is reflected in our SaaS segment and is not deductible for tax purposes. It mainly represents the synergies that are unique to our combined businesses and the potential for new products and services to be developed in the future.
Pro forma results of operations have not been presented because the effects of this acquisition were not material to our consolidated statements of income.
We recorded acquisition related expenses of $10.9 million and $1.9 million during the years ended June 30, 2023 and June 30, 2022, respectively. We did not have material acquisition related expenses during the year ended June 30, 2021.
(18) Restructuring Expenses
During the year ended June 30, 2023, we incurred restructuring expenses of $9.2 million associated with the reorganization and rationalization of our operations. We recorded the full amount of $9.2 million during the year ended June 30, 2023, of which $6.7 million related to our Sleep and Respiratory Care segment and $2.5 million related to our SaaS segment. The restructuring expenses consisted primarily of severance to employees and were separately disclosed within our operating expenses. We had $7.8 million remaining in our accruals at year end which will be paid during the year ended June 30, 2024.
We did not incur material restructuring expenses during the year ended June 30, 2022.
During the year ended June 30, 2021, we closed our Portable Oxygen Concentrator business, which was part of the Sleep and Respiratory Care segment. We recognized restructuring expenses of $13.9 million primarily related to inventory write-

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
downs of $5.2 million, accelerated amortization of acquired intangible assets of $5.1 million, asset impairments of $2.3 million, employee-related costs of $0.7 million and contract cancellation costs of $0.6 million. Of the total expense recognized during year ended June 30, 2021, the inventory write-down of $5.2 million is presented within cost of sales and the remaining $8.7 million in restructuring costs is separately disclosed as restructuring expenses on the consolidated statements of income. The restructure was completed as of June 30, 2021.

PART II	Item 8
SCHEDULE II
RESMED INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
June 30, 2023, 2022 and 2021
(in thousands)

	Balance at Beginning of Period	Charged to costs and expenses	Other (deductions)	Balance at End of Period
Year ended June 30, 2023
Applied against asset account
Allowance for trade accounts receivable	$23,259	$5,770	$(5,426)	$23,603
Year ended June 30, 2022
Applied against asset account
Allowance for trade accounts receivable	$32,138	$2,620	$(11,499)	$23,259
Year ended June 30, 2021
Applied against asset account
Allowance for trade accounts receivable (1)	$30,013	$7,805	$(5,680)	$32,138
(1)Beginning balance is adjusted to reflect the cumulative pre-tax effect of adopting Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments” (Topic 326), effective July 1, 2021.
See accompanying report of independent registered public accounting firm.

PART II	Items 9 – 9C
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.
On November 21, 2022, we completed the acquisition of MEDIFOX DAN. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. Based on those guidelines, our assessment of the effectiveness of our internal control over financial reporting will exclude MEDIFOX DAN's internal control over financial reporting associated with total assets of $65.0 million and total revenues of $64.5 million included in our consolidated financial statements as of and for the year ended June 30, 2023. We are in the process of integrating MEDIFOX DAN into our system of internal control over financial reporting.
Except as noted above, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	Items 9 – 9C
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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the audit committee of our board of directors.
Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management concluded that the company’s internal control over financial reporting was effective as of June 30, 2023.
KPMG LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of ResMed Inc. included in this report, has issued an attestation report on the effectiveness of internal control over financial reporting.

PART II	Items 9 – 9C
RESMED INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
ResMed Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited ResMed Inc. and subsidiaries' (the Company) internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated August 10, 2023 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired MediFox-Dan Investment GmbH during November 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023, MediFox-Dan Investment GmbH’s internal control over financial reporting associated with total assets of $65.0 million and total revenues of $64.5 million included in the consolidated financial statements of the Company as of and for the year ended June 30, 2023. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of MediFox-Dan Investment GmbH.
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

PART II	Items 9 – 9C
RESMED INC. AND SUBSIDIARIES
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
San Diego, California
August 10, 2023

PART II	Items 9 – 9C
RESMED INC. AND SUBSIDIARIES
ITEM 9B OTHER INFORMATION
During the quarterly period ended June 30, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).
ITEM 9C DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III	Items 10 – 14
RESMED INC. AND SUBSIDIARIES
PART III
ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item is premised on information that will be included in our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2023.
We have filed as exhibits to this report for the year ended June 30, 2023, the certifications of our chief executive officer and chief financial officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
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
Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2023.
ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2023.
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2023.
ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2023.

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

10.1*	Form of Indemnification Agreements for our directors and officers. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on June 24, 2009)
10.2*	Form of Access Agreement for directors. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on June 24, 2009)
10.3*	Updated Form of Executive Agreement. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-K filed on August 12, 2022)
10.4*
Amendment and Restatement to the ResMed Inc. 2009 Incentive Award Plan. (Incorporated by reference to Appendix B of ResMed Inc.’s Proxy Statement filed with the Securities and Exchange Commission on September 25, 2017)

10.5*	ResMed Inc. Deferred Compensation Plan. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Report on Form S-8 filed on May 21, 2021)
10.6*	Form of Restricted Stock Unit Award Agreement for Directors. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-K filed on August 12, 2022)
10.7*	Form of Stock Option Grant for Executive Officers.
10.8*	Form of Stock Option Grant for Directors. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 10-K filed on August 12, 2022)
10.9*	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers.
10.10*	Form of Executive Restricted Stock Unit Award Agreement for Executive Officers.
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

21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from ResMed Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes.

104	The cover page from ResMed Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, formatted in Inline XBRL and contained in Exhibit 101.
*Management contract or compensatory plan or arrangement
ITEM 16 FORM 10-K SUMMARY
None.

PART IV	Signatures
RESMED INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DATED August 10, 2023
ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief Executive Officer
(Principal Executive Officer)

PART IV	Signatures
RESMED INC. AND SUBSIDIARIES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ MICHAEL J. FARRELL	Chief Executive Officer and Chairman	August 10, 2023
Michael J. Farrell	(Principal Executive Officer)

/S/ BRETT A. SANDERCOCK	Chief Financial Officer	August 10, 2023
Brett A. Sandercock	(Principal Financial Officer and Principal Accounting Officer)

/S/ PETER C. FARRELL	Director and Chair Emeritus	August 10, 2023
Peter C. Farrell

/S/ CAROL J. BURT	Director	August 10, 2023
Carol J. Burt

/S/ JAN De WITTE	Director	August 10, 2023
Jan De Witte

/S/ KAREN DREXLER	Director	August 10, 2023
Karen Drexler

/S/ HARJIT GILL	Director	August 10, 2023
Harjit Gill

/S/ JOHN HERNANDEZ	Director	August 10, 2023
John Hernandez

/S/ RICHARD SULPIZIO	Director	August 10, 2023
Richard Sulpizio

/S/ DESNEY TAN	Director	August 10, 2023
Desney Tan

/S/ RON TAYLOR	Director	August 10, 2023
Ron Taylor