Form 10-Q
period 2023-09-30
RESMED INC
filed 2023-10-27
CIK 943819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At October 23, 2023 there were 147,091,910 shares of Common Stock ($0.004 par value) outstanding. This number excludes 41,836,234 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1
Item 1. Financial Statements
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In US$ and in thousands, except share and per share data)

	September 30, 2023	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$209,100	$227,891
Accounts receivable, net of allowances of $20,532 and $23,603 at September 30, 2023 and June 30, 2023, respectively	692,388	704,909
Inventories (note 3)	958,233	998,012
Prepaid expenses and other current assets (note 3)	444,864	437,018
Total current assets	2,304,585	2,367,830
Non-current assets:
Property, plant and equipment, net (note 3)	533,985	537,856
Operating lease right-of-use assets	123,416	127,955
Goodwill (note 4)	2,812,142	2,770,299
Other intangible assets, net (note 3)	563,278	552,341
Deferred income taxes	138,271	132,974
Prepaid taxes and other non-current assets	265,109	262,453
Total non-current assets	4,436,201	4,383,878
Total assets	$6,740,786	$6,751,708
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$177,048	$150,756
Accrued expenses	348,263	365,660
Operating lease liabilities, current	21,795	21,919
Deferred revenue	146,718	138,072
Income taxes payable	67,073	72,224
Short-term debt, net (note 7)	9,905	9,902
Total current liabilities	770,802	758,533
Non-current liabilities:
Deferred revenue	121,492	119,186
Deferred income taxes	87,672	90,650
Operating lease liabilities, non-current	112,448	116,853
Other long-term liabilities	34,328	68,166
Long-term debt, net (note 7)	1,351,511	1,431,234
Long-term income taxes payable	12,157	37,183
Total non-current liabilities	1,719,608	1,863,272
Total liabilities	2,490,410	2,621,805
Commitments and contingencies (note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $0.004 par value, 350,000,000 shares authorized; 188,921,316 issued and 147,085,082 outstanding at September 30, 2023 and 188,900,583 issued and 147,064,349 outstanding at June 30, 2023	588	588
Additional paid-in capital	1,791,351	1,772,083
Retained earnings	4,401,841	4,253,016
Treasury stock, at cost, 41,836,234 shares at September 30, 2023 and June 30, 2023	(1,623,256)	(1,623,256)
Accumulated other comprehensive loss	(320,148)	(272,528)
Total stockholders’ equity	4,250,376	4,129,903
Total liabilities and stockholders’ equity	$6,740,786	$6,751,708
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In US$ and in thousands, except per share data)

	Three Months Ended September 30,
	2023	2022
Net revenue - Sleep and Respiratory Care products	$963,037	$844,443
Net revenue - Software as a Service	139,284	105,851
Net revenue	1,102,321	950,294

Cost of sales - Sleep and Respiratory Care products	444,460	363,844
Cost of sales - Software as a Service	48,893	39,266
Cost of sales (exclusive of amortization shown separately below)	493,353	403,110

Amortization of acquired intangible assets - Sleep and Respiratory Care products	1,916	1,228
Amortization of acquired intangible assets - Software as a Service	6,992	5,146
Amortization of acquired intangible assets	8,908	6,374
Total cost of sales	502,261	409,484
Gross profit	600,060	540,810

Selling, general, and administrative	222,874	193,933
Research and development	75,710	63,188
Amortization of acquired intangible assets	12,479	7,950
Total operating expenses	311,063	265,071
Income from operations	288,997	275,739
Other income (loss), net:
Interest (expense) income, net	(14,957)	(7,134)
Loss attributable to equity method investments (note 5)	(3,895)	(2,028)
Gain (loss) on equity investments (note 5)	(602)	(3,280)
Other, net	2,648	(1,504)
Total other income (loss), net	(16,806)	(13,946)
Income before income taxes	272,191	261,793
Income taxes	52,769	51,315
Net income	$219,422	$210,478
Basic earnings per share (note 8)	$1.49	$1.44
Diluted earnings per share (note 8)	$1.49	$1.43
Dividend declared per share	$0.48	$0.44
Basic shares outstanding (000's)	147,075	146,431
Diluted shares outstanding (000's)	147,486	147,134
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In US$ and in thousands)

	Three Months Ended September 30,
	2023	2022
Net income	$219,422	$210,478
Other comprehensive income (loss), net of taxes:
Unrealized losses on designated hedging instruments	(17,093)	—
Foreign currency translation (loss) gain adjustments	(30,527)	(93,381)
Comprehensive income	$171,802	$117,097
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In US$ and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2023	188,901	$588	$1,772,083	(41,836)	$(1,623,256)	$4,253,016	$(272,528)	$4,129,903
Common stock issued on exercise of options	17	—	983	—	—	—	—	983
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	3	—	(225)	—	—	—	—	(225)
Stock-based compensation costs	—	—	18,510	—	—	—	—	18,510
Other comprehensive loss	—	—	—	—	—	—	(47,620)	(47,620)
Net income	—	—	—	—	—	219,422	—	219,422
Dividends declared ($0.48 per common share)	—	—	—	—	—	(70,597)	—	(70,597)
Balance, September 30, 2023	188,921	$588	$1,791,351	(41,836)	$(1,623,256)	$4,401,841	$(320,148)	$4,250,376
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In US$ and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2022	188,247	$586	$1,682,432	(41,836)	$(1,623,256)	$3,613,736	$(312,747)	$3,360,751
Common stock issued on exercise of options	45	—	2,610	—	—	—	—	2,610
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	3	—	(59)	—	—	—	—	(59)
Stock-based compensation costs	—	—	16,919	—	—	—	—	16,919
Other comprehensive loss	—	—	—	—	—	—	(93,381)	(93,381)
Net income	—	—	—	—	—	210,478	—	210,478
Dividends declared ($0.44 per common share)	—	—	—	—	—	(64,431)	—	(64,431)
Balance, September 30, 2022	188,295	$586	$1,701,902	(41,836)	$(1,623,256)	$3,759,783	$(406,128)	$3,432,887
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In US$ and in thousands)

	Three Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$219,422	$210,478
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,934	36,273
Amortization of right-of-use assets	8,508	7,761
Stock-based compensation costs	18,510	16,919
Loss attributable to equity method investments (note 5)	3,895	2,028
(Gain) loss on equity investments (note 5)	602	3,280
Changes in operating assets and liabilities:
Accounts receivable	6,534	(56,238)
Inventories	26,911	(147,096)
Prepaid expenses, net deferred income taxes and other current assets	(42,015)	(36,784)
Accounts payable, accrued expenses, income taxes payable and other	(1,018)	8,041
Net cash provided by operating activities	286,283	44,662
Cash flows from investing activities:
Purchases of property, plant and equipment	(30,035)	(29,056)
Patent registration and acquisition costs	(10,831)	(3,317)
Business acquisitions, net of cash acquired	(103,183)	(19,100)
Purchases of investments (note 5)	(3,680)	(4,291)
Proceeds from exits of investments (note 5)	250	—
(Payments) / proceeds on maturity of foreign currency contracts	(1,501)	(3,042)
Net cash used in investing activities	(148,980)	(58,806)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	983	2,610
Taxes paid related to net share settlement of equity awards	(225)	(59)
Payments of business combination contingent consideration	(1,293)	—
Proceeds from borrowings, net of borrowing costs	105,000	50,000
Repayment of borrowings	(185,000)	(30,000)
Dividends paid	(70,597)	(64,431)
Net cash used in financing activities	(151,132)	(41,880)
Effect of exchange rate changes on cash	(4,962)	(10,523)
Net decrease in cash and cash equivalents	(18,791)	(66,547)
Cash and cash equivalents at beginning of period	227,891	273,710
Cash and cash equivalents at end of period	$209,100	$207,163
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$76,749	$53,437
Interest paid	$14,957	$7,134
Fair value of assets acquired, excluding cash	$34,092	$9,506
Liabilities assumed	(5,325)	(3,975)
Goodwill on acquisition	74,416	19,281
Deferred payments	—	(2,856)
Fair value of contingent consideration	1,293	$(2,856)
Cash paid for acquisitions	$104,476	$19,100
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and the rules of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2024.
The condensed consolidated financial statements for the three months ended September 30, 2023 and September 30, 2022 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K (our “Form 10-K”) for the year ended June 30, 2023.
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
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Disaggregation of revenue
The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Three Months Ended September 30,
	2023	2022
U.S., Canada and Latin America
Devices	$345,897	$339,545
Masks and other	292,461	238,560
Total U.S., Canada and Latin America	$638,358	$578,105
Combined Europe, Asia and other markets
Devices	$218,831	$178,032
Masks and other	105,848	88,306
Total Combined Europe, Asia and other markets	$324,679	$266,338
Global revenue
Total Devices	$564,728	$517,577
Total Masks and other	398,309	326,866
Total Sleep and Respiratory Care	$963,037	$844,443

Software as a Service	139,284	105,851
Total	$1,102,321	$950,294
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
The following table summarizes our contract balances (in thousands):

	September 30, 2023	June 30, 2023	Balance sheet caption
Contract assets
Accounts receivable, net	$692,388	$704,909	Accounts receivable, net
Unbilled revenue, current	33,201	31,521	Prepaid expenses and other current assets
Unbilled revenue, non-current	10,244	10,078	Prepaid taxes and other non-current assets

Contract liabilities
Deferred revenue, current	(146,718)	(138,072)	Deferred revenue (current liabilities)
Deferred revenue, non-current	(121,492)	(119,186)	Deferred revenue (non-current liabilities)
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
Lease Revenue
We lease Sleep and Respiratory Care medical devices to customers primarily as a means to comply with local health insurer requirements in certain foreign geographies. Device rental contracts are classified as operating leases, and contract terms vary by customer and include options to terminate or extend the contract. When lease contracts also include the sale of masks and accessories, we allocate contract consideration to those items on a relative standalone price basis and recognize revenue when control transfers to the customer. Operating lease revenue was $22.7 million for the three months ended September 30, 2023 and $23.7 million for the three months ended September 30, 2022.
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
We evaluate the performance of our segments based on net revenues and income from operations. The accounting policies of the segments are the same as those described in note 2 of our consolidated financial statements included in our Form 10-K for the fiscal year ended June 30, 2023. Segment net revenues and segment income from operations do not include inter-segment profits and revenue is allocated to a geographic area based on where the products are shipped to or where the services are performed.
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
The table below presents a reconciliation of net revenues and net operating profit by reportable segments (in thousands):

	Three Months Ended September 30,
	2023	2022
Net revenue by segment
Sleep and Respiratory Care	$963,037	$844,443
Software as a Service	139,284	105,851
Total	$1,102,321	$950,294

Depreciation and amortization by segment
Sleep and Respiratory Care	$20,519	$19,767
Software as a Service	2,760	1,913
Amortization of acquired intangible assets and corporate assets	21,655	14,593
Total	$44,934	$36,273

Net operating profit by segment
Sleep and Respiratory Care	$390,415	$352,560
Software as a Service	31,258	24,441
Total	$421,673	$377,001

Reconciling items
Corporate costs	$103,378	$86,938
Amortization of acquired intangible assets	21,387	14,324
Astral field safety notification expenses (1)	7,911	—
Interest expense (income), net	14,957	7,134
Loss attributable to equity method investments	3,895	2,028
(Gain) loss on equity investments	602	3,280
Other, net	(2,648)	1,504
Income before income taxes	$272,191	$261,793
(1)    The Astral field safety notification expenses relate to estimated costs associated with the replacement of a certain component in some of our Astral ventilation devices that were manufactured between 2013 to 2019.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(3)    Supplemental Balance Sheet Information
Components of selected captions in the condensed consolidated balance sheets consisted of the following (in thousands):

Inventories	September 30, 2023	June 30, 2023
Raw materials	$427,860	$459,126
Work in progress	5,190	3,956
Finished goods	525,183	534,930
Total inventories	$958,233	$998,012

Prepaid expenses and other current assets	September 30, 2023	June 30, 2023
Prepaid taxes	$104,710	$114,009
Prepaid inventories	178,490	143,084
Other prepaid expenses and current assets	161,664	179,925
Total prepaid expenses and other current assets	$444,864	$437,018

Property, Plant and Equipment	September 30, 2023	June 30, 2023
Property, plant and equipment, at cost	$1,201,818	$1,205,868
Accumulated depreciation and amortization	(667,833)	(668,012)
Property, plant and equipment, net	$533,985	$537,856

Other Intangible Assets	September 30, 2023	June 30, 2023
Developed/core product technology	$415,933	$398,740
Accumulated amortization	(273,912)	(265,802)
Developed/core product technology, net	142,021	132,938
Customer relationships	448,769	443,652
Accumulated amortization	(133,503)	(124,220)
Customer relationships, net	315,266	319,432
Other intangibles	251,770	244,373
Accumulated amortization	(145,779)	(144,402)
Other intangibles, net	105,991	99,971
Total other intangibles, net	$563,278	$552,341
Intangible assets consist of developed/core product technology, trade names, non-compete agreements, customer relationships, and patents, which we amortize over the estimated useful life of the assets, generally between two years to fifteen years. There are no expected residual values related to these intangible assets.
(4)    Goodwill
A reconciliation of changes in our goodwill by reportable segment is as follows (in thousands):

	Three Months Ended September 30, 2023
	Sleep and Respiratory Care	SaaS	Total
Balance at the beginning of the period	$670,120	$2,100,180	$2,770,299
Business acquisitions	74,416	—	74,416
Foreign currency translation adjustments	(8,144)	(24,429)	(32,573)
Balance at the end of the period	$736,392	$2,075,751	$2,812,142

PART I – FINANCIAL INFORMATION	Item 1
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
Equity investments by measurement category were as follows (in thousands):

Measurement category	September 30, 2023	June 30, 2023
Fair value	$11,821	$12,423
Measurement alternative	69,678	68,748
Equity method	62,161	65,366
Total	$143,660	$146,537

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following tables show a reconciliation of the changes in our equity investments (in thousands):

	Three Months Ended September 30, 2023
	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$68,748	$12,423	$65,366	$146,537
Additions to investments	1,180	—	2,500	3,680
Unrealized losses on marketable equity securities	—	(602)	—	(602)
Proceeds from exits of investments	(250)	—	—	(250)
Loss attributable to equity method investments	—	—	(3,895)	(3,895)
Foreign currency translation adjustments	—	—	(1,810)	(1,810)
Carrying value at the end of the period	$69,678	$11,821	$62,161	$143,660

	Three Months Ended September 30, 2022
	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$39,290	$9,167	$9,918	$58,375
Additions to investments	4,291	—	—	4,291
Unrealized losses on marketable equity securities	—	(3,280)	—	(3,280)
Loss attributable to equity method investments	—	—	(2,028)	(2,028)
Carrying value at the end of the period	$43,581	$5,887	$7,890	$57,358
Net unrealized losses recognized for equity investments in non-marketable and marketable securities held as of September 30, 2023 for the three months ended September 30, 2023 were $0.6 million. Net unrealized losses recognized for equity investments in non-marketable and marketable securities held as of September 30, 2022 for the three months ended September 30, 2022 were $3.3 million.
(6)    Product Warranties
Changes in the liability for warranty costs, which is included in accrued expenses in our condensed consolidated balance sheets, are as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Balance at the beginning of the period	$27,621	$25,889
Warranty accruals for the period	6,025	2,088
Warranty costs incurred for the period	(4,828)	(2,612)
Foreign currency translation adjustments	(672)	(1,272)
Balance at the end of the period	$28,146	$24,093
(7)    Debt
Debt consisted of the following (in thousands):

	September 30, 2023	June 30, 2023
Short-term debt	$10,000	$10,000
Deferred borrowing costs	(95)	(98)
Short-term debt, net	$9,905	$9,902

Long-term debt	$1,355,000	$1,435,000
Deferred borrowing costs	(3,489)	(3,766)
Long-term debt, net	$1,351,511	$1,431,234
Total debt	$1,361,416	$1,441,136

PART I – FINANCIAL INFORMATION	Item 1
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
The Revolving Credit Agreement and Term Credit Agreement each terminate on June 29, 2027, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $5.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to the Adjusted Term SOFR (as defined in the Revolving Credit Facility) plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). At September 30, 2023, the interest rate that was being charged on the outstanding principal amounts was 6.3%. An applicable commitment fee of 0.075% to 0.150% (depending on the then-applicable leverage ratio) applies on the unused portion of the revolving credit facility. As of September 30, 2023, we had $825.0 million available for draw down under the revolving credit facility.
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As the Revolving Credit and Term Credit Agreements’ interest rate is calculated as Adjusted Term SOFR plus the spreads described above, its carrying amount is equivalent to its fair value as at September 30, 2023 and June 30, 2023, which was $865.0 million and $945.0 million, respectively.
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
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As of September 30, 2023 and June 30, 2023, the Senior Notes had a carrying amount of $500.0 million, excluding deferred borrowing costs, and an estimated fair value of $451.7 million and $462.2 million, respectively. Quoted market prices in active markets for similar liabilities based inputs (Level 2) were used to estimate fair value.
At September 30, 2023, we were in compliance with our debt covenants and there was $1,365.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes.
(8)    Earnings Per Share
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
The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 417,364 and 113,167 for the three months ended September 30, 2023 and 2022, respectively, as the effect would have been anti-dilutive.
Basic and diluted earnings per share are calculated as follows (in thousands except per share data):

	Three Months Ended September 30,
	2023	2022
Numerator:
Net income	$219,422	$210,478
Denominator:
Basic weighted-average common shares outstanding	147,075	146,431
Effect of dilutive securities:
Stock options and restricted stock units	411	703
Diluted weighted average shares	147,486	147,134
Basic earnings per share	$1.49	$1.44
Diluted earnings per share	$1.49	$1.43
(9)    Legal Actions, Contingencies and Commitments
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
On January 27, 2021, the International Trade Commission ("ITC") instituted In Re Certain UMTS and LTE Cellular Communications Modules and Products Containing the Same, Investigation No. 337-TA-1240, by complainants Philips RS North America, LLC and Koninklijke Philips N.V. (collectively “Philips”) against Quectel Wireless Solutions Co., Ltd; Thales DIS AIS USA, LLC, Thales DIS AIS Deutschland GmbH; Telit Wireless Solutions, Inc., Telit Communications PLC, CalAmp. Corp., Xirgo Technologies, LLC, and Laird Connectivity, Inc. (collectively “respondents”). In the ITC investigation, Philips seeks an order excluding communications modules, and products that contain them, from importation into the United States based on alleged infringement of 3G and 4G standard essential patents held by Philips. On October 6-14, 2021, the administrative law judge held a hearing on the merits. The administrative law judge issued an initial determination on April 1, 2022, finding no violation of any of the Philips' patents asserted in the ITC. Philips sought review by the full ITC. On July 6, 2022, the Commission affirmed the administrative law judge’s determination that there was no violation of asserted Philips' patents. The Commission terminated the ITC proceedings. Philips did not appeal the ITC’s decision. On December 17, 2020, Philips filed companion cases for patent infringement against the same defendants in the United States District Court for the District of Delaware, case nos. 1:20-cv-01707, 01708, 01709, 01710, 01711, and 01713 (CFC) seeking damages, an injunction, and a declaration from the court on the amount of a fair reasonable and non-discriminatory license rate for the standard essential patents it is asserting against the communications module defendants. The district court cases were stayed pending the resolution of the ITC proceedings. The parties have returned to the district court for further proceedings. We were not a party to the ITC investigation, and we are not a party to the district court cases, but we sell products that incorporate communications modules at issue in the district court case. The first trial in these cases is set for August 12, 2024.
On June 16, 2022, Cleveland Medical Devices Inc. ("Cleveland Medical") filed suit for patent infringement against ResMed Inc. in the United States District Court for the District of Delaware, case no. 1:22-cv-00794. Cleveland Medical asserts that numerous ResMed connected devices, when combined with certain ResMed data platforms and/or software, including AirView and ResScan, infringe one or more of eight Cleveland Medical patents, including U.S. Patent Nos. 10,076,269; 10,426,399; 10,925,535; 11,064,937; 10,028,698; 10,478,118; 11,202,603; and 11,234,637. We moved to dismiss the action because Cleveland Medical sued the wrong ResMed entity, and to dismiss the indirect and willful infringement allegations by Cleveland Medical. On October 2, 2023, the court granted a portion of the motion, dismissing all Cleveland Medical claims for indirect and willful infringement, and declined the rest of the motion. On March 23, 2023, we filed a petition with the Patent Trial and Appeals Board of the Patent and Trademark Office seeking review of the validity of Cleveland Medical U.S. Patent 10,076,269. On September 25, 2023, the PTAB exercised its discretion to deny our petition challenging the validity of the ‘269 patent in light of the August 2024 trial date in the Delaware District Court case; that decision does not impact the merits of our invalidity challenge in that trial.
On March 23, 2023, ResMed Corp. filed suit in the Southern District of California, case no. 23-cv-00500-TWR-JLB, seeking a declaration that it does not infringe U.S. patent number 11,602,284 recently issued to Cleveland Medical. Cleveland Medical has asked the court to dismiss the California case or to move it to Delaware or Cleveland for the convenience of the parties. We are opposing that request.
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
During the three months ended September 30, 2023 and September 30, 2022, receivables sold with limited recourse were $47.7 million and $39.9 million, respectively. As of September 30, 2023, the maximum exposure on outstanding receivables sold with recourse and the associated contingent provision were $28.9 million and $0.8 million, respectively. As of June 30, 2023, the maximum exposure on outstanding receivables sold with recourse and contingent provision were $32.6 million and $0.6 million, respectively.
(10)    Derivative Instruments and Hedging Activities
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
The notional value of outstanding foreign cross-currency swaps was $1,014.8 million and $1,046.6 million at September 30, 2023 and June 30, 2023, respectively. These contracts mature at various dates prior to December 31, 2029.
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
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The notional value of the outstanding non-designated hedges was $1,363.3 million and $954.7 million at September 30, 2023 and June 30, 2023, respectively. These contracts mature at various dates prior to March 15, 2025.
Fair Values of Derivative Instruments
The following table presents our assets and liabilities related to derivative instruments on a gross basis within the condensed consolidated balance sheets (in thousands):

	September 30, 2023	June 30, 2023	Balance Sheet Caption
Derivative Assets
Not Designated as Hedging Instruments
Foreign currency hedging instruments	$3,611	$2,126	Prepaid expenses and other current assets
Foreign currency hedging instruments	717	279	Prepaid taxes and other non-current assets
Total derivative assets	$4,328	$2,405
Derivative Liabilities
Designated as Hedging Instruments
Foreign cross-currency swaps – Fair Value Hedge	$9,883	$19,743	Other long-term liabilities
Foreign cross-currency swaps – Net Investment Hedge	17,367	$40,803	Other long-term liabilities
Not Designated as Hedging Instruments
Foreign currency hedging instruments	25,005	9,558	Accrued expenses
Foreign currency hedging instruments	592	595	Other long-term liabilities
Total derivative liabilities	$52,847	$70,699
Fair Value Hedge Gains (Losses)
We recognized the following gains (losses) on the foreign cross currency swaps designated as fair value hedges (in thousands):

	Three Months Ended September 30,
	2023	2022
Gain (loss) recognized in other comprehensive income (loss)	$588	$—
Gain (loss) recognized on cross-currency swap in interest (expense) income, net (amount excluded from effectiveness testing)	1,181	—
Gain (loss) recognized on cross-currency swap in other, net	9,271	—
Gain (loss) recognized on intercompany debt in other, net	(9,271)	—
Net Investment Hedge Gains (Losses)
We recognized the following gains (losses) on the foreign cross currency swaps designated as net investment hedges (in thousands):

	Three Months Ended September 30,
	2023	2022
Gain (loss) recognized in cumulative translation adjustment within other comprehensive income (loss)	$23,436	$—
Gain (loss) recognized from the excluded components in interest (expense) income, net	3,013	—
Non-designated Derivative Gains (Losses)
We recognized the following gains (losses) in the condensed consolidated statement of operations on derivatives not designated as hedging instruments (in thousands):

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,
	2023	2022
Gain (loss) recognized on foreign currency hedging instruments in other, net	$(15,073)	$(20,522)
Gain (loss) recognized on other foreign-currency-denominated transactions in other, net	17,646	19,089
Total	$2,573	$(1,433)
We classified the fair values of all hedging instruments as Level 2 measurements within the fair value hierarchy.
We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. We minimize counterparty credit risk by entering into derivative transactions with major financial institutions.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
.
Special Note Regarding Forward-Looking Statements
This report contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to, our management. All statements other than statements regarding historical facts are forward-looking statements. The words “believe,” “expect,” “intend,” “anticipate,” “will continue,” “will,” “estimate,” “plan,” “future” and other similar expressions, and negative statements of such expressions, generally identify forward-looking statements, including, in particular, statements regarding expectations of future revenue or earnings, expenses, new product development, new product launches, new markets for our products, the integration of acquisitions, our supply chain, domestic and international regulatory developments, litigation, tax outlook, the impact of COVID-19, its variants, and similar epidemics or pandemics and macroeconomic conditions on our business. These forward-looking statements are made in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements reflect the views of our management at the time the statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified in our annual report on Form 10-K for the fiscal year ended June 30, 2023 and elsewhere in this report. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources.
In addition, important factors to consider in evaluating such forward-looking statements include changes or developments in healthcare reform, social, macroeconomic, market, legal or regulatory circumstances, including the public health crises such as COVID-19 and its variants; changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, the actions or omissions of third parties, including suppliers, customers, competitors and governmental authorities and various other factors. If any one or more of these risks or uncertainties materialize, or underlying estimates or assumptions prove incorrect, actual results may vary significantly from those expressed in our forward-looking statements, and there can be no assurance that the forward-looking statements contained in this report will in fact occur.
Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described in our annual report on Form 10-K for the fiscal year ended June 30, 2023, in addition to the other cautionary statements and risks described elsewhere in this report and in our other filings with the Securities and Exchange Commission (“SEC”), including our subsequent reports on Forms 10-Q and 8-K. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following is an overview of our results of operations for the three months ended September 30, 2023. Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes included in this report.
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
We are committed to ongoing investment in research and development and product enhancements. During the three months ended September 30, 2023, we invested $75.7 million on research and development activities, which represents 6.9% of net revenues, with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs. During the three months ended September 30, 2023, we continued the launch of AirSense 11, which introduces new features such as a touch screen, algorithms for patients new to therapy and digital enhancements and over-the-air update capabilities. Due to multiple acquisitions, including Brightree in 2016, HEALTHCAREfirst and MatrixCare in 2018, and MEDIFOX DAN in 2022, our operations include out-of-hospital software platforms designed to support the professionals and caregivers who help people stay healthy in the home or care setting of their choice. These platforms comprise our SaaS business. These products, our cloud-based remote monitoring and therapy management system, and a robust product pipeline, should continue to provide us with a strong platform for future growth.
We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry (“Sleep and Respiratory Care”) and the supply of business management software as a service to out-of-hospital health providers (“SaaS”).
Net revenue for the three months ended September 30, 2023 was $1.1 billion, an increase of 16% compared to the three months ended September 30, 2022. Gross margin was 54.4% for the three months ended September 30, 2023 compared to 56.9% for the three months ended September 30, 2022. Diluted earnings per share was $1.49 for the three months ended September 30, 2023, compared to diluted earnings per share of $1.43 for the three months ended September 30, 2022.
At September 30, 2023, our cash and cash equivalents totaled $209.1 million, our total assets were $6.7 billion and our stockholders’ equity was $4.3 billion.
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
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
Net Revenue
Net revenue for the three months ended September 30, 2023 increased to $1,102.3 million from $950.3 million for the three months ended September 30, 2022, an increase of $152.0 million or 16% (a 15% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Three Months Ended September 30,		% Change	Constant Currency*
	2023	2022
U.S., Canada and Latin America
Devices	$345,897	$339,545	2%
Masks and other	292,461	238,560	23
Total U.S., Canada and Latin America	$638,358	$578,105	10
Combined Europe, Asia and other markets
Devices	$218,831	$178,032	23%	20%
Masks and other	105,848	88,306	20	15
Total Combined Europe, Asia and other markets	$324,679	$266,338	22	18
Global revenue
Total Devices	$564,728	$517,577	9%	8%
Total Masks and other	398,309	326,866	22	21
Total Sleep and Respiratory Care	$963,037	$844,443	14	13

Software as a Service	139,284	105,851	32
Total	$1,102,321	$950,294	16	15
*Constant currency numbers exclude the impact of movements in international currencies.
Sleep and Respiratory Care
Net revenue from our Sleep and Respiratory Care business for the three months ended September 30, 2023 was $963.0 million, an increase of 14% compared to net revenue for the three months ended September 30, 2022. Movements in international currencies against the U.S. dollar positively impacted net revenue by approximately $9.6 million for the three months ended September 30, 2023. Excluding the impact of currency movements, total Sleep and Respiratory Care net revenue for the three months ended September 30, 2023 increased by 13% compared to the three months ended September 30, 2022. The increase in net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales.
Net revenue from our Sleep and Respiratory Care business in the U.S., Canada and Latin America for the three months ended September 30, 2023 increased to $638.4 million from $578.1 million for the three months ended September 30, 2022, an increase of $60.3 million or 10%. The increase in net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales.
Net revenue in combined Europe, Asia and other markets increased for the three months ended September 30, 2023 to $324.7 million from $266.3 million for the three months ended September 30, 2022, an increase of $58.3 million or 22% (an 18% increase on a constant currency basis). The constant currency increase in device and mask sales in combined Europe, Asia and other was primarily attributable to increased demand and unit sales.
Net revenue from devices for the three months ended September 30, 2023 increased to $564.7 million from $517.6 million for the three months ended September 30, 2022, an increase of $47.2 million or 9%, including an increase of 2% in the U.S., Canada and Latin America and an increase of 23% in combined Europe, Asia and other markets (a 20% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the three months ended September 30, 2023 increased by 8%.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net revenue from masks and other for the three months ended September 30, 2023 increased to $398.3 million from $326.9 million for the three months ended September 30, 2022, an increase of $71.4 million or 22%, including an increase of 23% in the U.S., Canada and Latin America and an increase of 20% in combined Europe, Asia and other markets (a 15% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales for the three months ended September 30, 2023 increased by 21%.
Software as a Service
Net revenue from our SaaS business for the three months ended September 30, 2023 increased to $139.3 million from $105.9 million for the three months ended September 30, 2022, an increase of $33.4 million or 32%. The increase was predominantly due to our recent acquisition of MEDIFOX DAN, which was acquired on November 21, 2022. Excluding the MEDIFOX DAN acquisition, SaaS revenue increased 7% and was driven by continued growth in the HME vertical within our SaaS business.
Gross Profit and Gross Margin
Gross profit increased for the three months ended September 30, 2023 to $600.1 million from $540.8 million for the three months ended September 30, 2022, an increase of $59.3 million or 11%. Gross margin, which is gross profit as a percentage of net revenue, for the three months ended September 30, 2023 was 54.4% compared to 56.9% for the three months ended September 30, 2022.
The decrease in gross margin for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was due primarily to a $7.9 million provision of expected costs associated with a field safety notification on Astral devices, in addition to higher component and manufacturing costs, partially offset by a favorable product mix and favorable foreign currency movements. The Astral field safety notification relates to estimated expenses associated with the replacement of a certain component in some of our Astral ventilation devices that were manufactured between 2013 to 2019.
Operating Expenses
The following table summarizes our operating expenses (in thousands):

	Three Months Ended September 30,		Change	% Change	Constant Currency
	2023	2022
Selling, general, and administrative	$222,874	$193,933	$28,941	15%	14%
as a % of net revenue	20.2%	20.4%
Research and development	75,710	63,188	12,522	20%	21%
as a % of net revenue	6.9%	6.6%
Amortization of acquired intangible assets	12,479	7,950	4,529	57%	58%
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased for the three months ended September 30, 2023 to $222.9 million from $193.9 million for the three months ended September 30, 2022, an increase of $28.9 million or 15%. Selling, general, and administrative expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $2.1 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general, and administrative expenses for the three months ended September 30, 2023 increased by 14% compared to the three months ended September 30, 2022. As a percentage of net revenue, selling, general, and administrative expenses were 20.2% for the three months ended September 30, 2023, compared to 20.4% for the three months ended September 30, 2022.
The constant currency increase in selling, general, and administrative expenses during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to increases in employee-related costs and additional expenses associated with the consolidation of recent acquisitions.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Research and Development Expenses
Research and development expenses increased for the three months ended September 30, 2023 to $75.7 million from $63.2 million for the three months ended September 30, 2022, an increase of $12.5 million, or 20%. Research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $0.6 million for the three months ended September 30, 2023, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses increased by 21% compared to the three months ended September 30, 2022. As a percentage of net revenue, research and development expenses were 6.9% for the three months ended September 30, 2023 compared to 6.6% for the three months ended September 30, 2022.
The increase in research and development expenses in constant currency terms was primarily due to increased investment in our digital health technologies and SaaS solutions as well as additional expenses associated with the consolidation of recent acquisitions.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets for the three months ended September 30, 2023 totaled $12.5 million compared to $8.0 million for the three months ended September 30, 2022. The increase in amortization expense was primarily attributable to our acquisition of MEDIFOX DAN.
Total Other Income (Loss), Net
The following table summarizes our other income (loss) (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Interest (expense) income, net	$(14,957)	$(7,134)	$(7,823)
Loss attributable to equity method investments	(3,895)	(2,028)	(1,867)
Gain (loss) on equity investments	(602)	(3,280)	2,678
Other, net	2,648	(1,504)	4,152
Total other income (loss), net	$(16,806)	$(13,946)	$(2,860)
Total other income (loss), net for the three months ended September 30, 2023 was a loss of $16.8 million compared to a loss of $13.9 million for the three months ended September 30, 2022. Interest expense, net, increased to $15.0 million for the three months ended September 30, 2023 compared to $7.1 million for the three months ended September 30, 2022 due to higher debt levels associated with the acquisition of MEDIFOX DAN, which was funded by our Revolving Credit Agreement. In addition, we recorded higher losses attributable to equity method investments for the three months ended September 30, 2023 of $3.9 million compared to $2.0 million for the three months ended September 30, 2022. Increases in interest expense, net, and losses attributable to equity method investments were partially offset by foreign exchange net gains for the three months ended September 30, 2023 of $2.6 million compared to foreign exchange net losses of $1.4 million for the three months ended September 30, 2022, as well as lower losses associated with our investments in marketable and non-marketable equity securities, which were a loss of $0.6 million for the three months ended September 30, 2023 compared to a loss of $3.3 million for the three months ended September 30, 2022.
Income Taxes
Our effective income tax rate for the three months ended September 30, 2023 was 19.4% as compared to 19.6% for the three months ended September 30, 2022. Our effective rate of 19.4% for the three months ended September 30, 2023 differs from the statutory rate of 21.0% primarily due to research credits, foreign operations and windfall tax benefits related to the vesting or settlement of employee share-based awards. The decrease in our effective tax rate for the three months ended September 30, 2023 was primarily due to a shift in the geographic mix of earnings.
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
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net Income and Earnings per Share
As a result of the factors above, our net income for the three months ended September 30, 2023 was $219.4 million compared to $210.5 million for the three months ended September 30, 2022, an increase of $8.9 million, or 4%.
Our diluted earnings per share for the three months ended September 30, 2023 was $1.49 per diluted share compared to $1.43 for the three months ended September 30, 2022, an increase of 4%.
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
The measure “non-GAAP cost of sales” is equal to GAAP cost of sales less amortization of acquired intangible assets relating to cost of sales and Astral field safety notification expenses. The Astral field safety notification expenses relate to estimated costs associated with the replacement of a certain component in some of our Astral ventilation devices that were manufactured between 2013 to 2019. The measure “non-GAAP gross profit” is the difference between GAAP net revenue and non-GAAP cost of sales, and “non-GAAP gross margin” is the ratio of non-GAAP gross profit to GAAP net revenue.
These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except percentages):

	Three Months Ended September 30,
	2023	2022
GAAP Net revenue	$1,102,321	$950,294

GAAP Cost of sales	$502,261	$409,484
Less: Amortization of acquired intangibles	(8,908)	(6,374)
Less: Astral field safety notification expenses	(7,911)	—
Non-GAAP cost of sales	$485,442	$403,110

GAAP gross profit	$600,060	$540,810
GAAP gross margin	54.4%	56.9%
Non-GAAP gross profit	$616,879	$547,184
Non-GAAP gross margin	56.0%	57.6%

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The measure “non-GAAP income from operations” is equal to GAAP income from operations once adjusted for amortization of acquired intangibles, acquisition-related expenses, and Astral field safety notification expenses. Non-GAAP income from operations is reconciled with GAAP income from operations below (in thousands):

	Three Months Ended September 30,
	2023	2022
GAAP income from operations	$288,997	$275,739
Amortization of acquired intangibles - cost of sales	8,908	6,374
Amortization of acquired intangibles - operating expenses	12,479	7,950
Acquisition-related expenses	483	745
Astral field safety notification expenses	7,911	—
Non-GAAP income from operations	$318,778	$290,808
The measure “non-GAAP net income” is equal to GAAP net income once adjusted for amortization of acquired intangibles, acquisition related expenses, Astral field safety notification expenses, and associated tax effects. The measure “non-GAAP diluted earnings per share” is the ratio of non-GAAP net income to diluted shares outstanding. These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except for per share amounts):

	Three Months Ended September 30,
	2023	2022
GAAP net income	$219,422	$210,478
Amortization of acquired intangibles - cost of sales	8,908	6,374
Amortization of acquired intangibles - operating expenses	12,479	7,950
Acquisition related expenses	483	745
Astral field safety notification expenses	7,911	—
Income tax effect on non-GAAP adjustments	(8,019)	(3,458)
Non-GAAP net income	$241,184	$222,089
Diluted shares outstanding	147,486	147,134
GAAP diluted earnings per share	$1.49	$1.43
Non-GAAP diluted earnings per share	$1.64	$1.51
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
As of September 30, 2023 and June 30, 2023, we had cash and cash equivalents of $209.1 million and $227.9 million, respectively. Our cash and cash equivalents held within the United States at September 30, 2023 and June 30, 2023 were

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
$41.0 million and $49.3 million, respectively. Our remaining cash and cash equivalent balances at September 30, 2023 and June 30, 2023, were $168.1 million and $178.6 million, respectively. Our cash and cash equivalent balances are held at highly rated financial institutions.
As of September 30, 2023, we had $825.0 million available for draw down under the revolver credit facility and a combined total of $1,034.1 million in cash and available liquidity under the revolving credit facility.
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
Revolving Credit Agreement, Term Credit Agreement and Senior Notes
On June 29, 2022, we entered into a second amended and restated credit agreement (as amended from time to time, the “Revolving Credit Agreement”). The Revolving Credit Agreement, among other things, provided a senior unsecured revolving credit facility of $1,500.0 million, with an uncommitted option to increase the revolving credit facility by an additional amount equal to the greater of $1,000.0 million or 1.00 times the EBITDA for the trailing twelve-month measurement period. Additionally, on June 29, 2022, ResMed Pty Limited entered into a Second Amendment to the Syndicated Facility Agreement (the “Term Credit Agreement”). The Term Credit Agreement, among other things, provides ResMed Limited a senior unsecured term credit facility of $200.0 million. The Revolving Credit Agreement and Term Credit Agreement each terminate on June 29, 2027, when all unpaid principal and interest under the loans must be repaid. As of September 30, 2023, we had $825.0 million available for draw down under the revolving credit facility.
On July 10, 2019, we entered into a Note Purchase Agreement with the purchasers to that agreement, in connection with the issuance and sale of $250.0 million principal amount of our 3.24% senior notes due July 10, 2026, and $250.0 million principal amount of our 3.45% senior notes due July 10, 2029 (“Senior Notes”).
On September 30, 2023, there was a total of $1,365.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes. We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and debt facilities.
Cash Flow Summary
The following table summarizes our cash flow activity (in thousands):

	Three Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$286,283	$44,662
Net cash used in investing activities	(148,980)	(58,806)
Net cash used in financing activities	(151,132)	(41,880)
Effect of exchange rate changes on cash	(4,962)	(10,523)
Net decrease in cash and cash equivalents	$(18,791)	$(66,547)
Operating Activities
Cash provided by operating activities was $286.3 million for the three months ended September 30, 2023, compared to cash provided of $44.7 million for the three months ended September 30, 2022. The $241.6 million increase in cash flow from operations was primarily due to lower cash outflows on inventory purchases and greater cash inflows from customer payments during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Investing Activities
Cash used in investing activities was $149.0 million for the three months ended September 30, 2023, compared to cash used of $58.8 million for the three months ended September 30, 2022. The $90.2 million increase in cash flow used in

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
investing activities was primarily due to cash used to acquire Somnoware, a leader in digital sleep and respiratory care diagnostics software for sleep labs and physicians.
Financing Activities
Cash used in financing activities was $151.1 million for the three months ended September 30, 2023, compared to cash used of $41.9 million for the three months ended September 30, 2022. The $109.3 million increase in cash flow used in financing activities was primarily due to borrowing activity under our Revolving Credit Agreement in order to finance our acquisition of Somnoware.
Dividends
During the three months ended September 30, 2023, we paid cash dividends of $0.48 per common share totaling $70.6 million. On October 26, 2023, our board of directors declared a cash dividend of $0.48 per common share, to be paid on December 14, 2023, to shareholders of record as of the close of business on November 9, 2023. Future dividends are subject to approval by our board of directors.
Common Stock
On February 21, 2014, our board of directors approved our current share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of our common stock. Since approval of the share repurchase program in 2014 through September 30, 2023, we have repurchased a total of 7.1 million shares under this repurchase program for an aggregate of $413 million. We did not repurchase any shares during the three months ended September 30, 2023 and 2022. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares of common stock outstanding used in calculating earnings (loss) per share. We are authorized to continue repurchasing shares through June 30, 2024, provided that the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. At September 30, 2023, 12.9 million additional shares remain available for us to repurchase under the approved share repurchase program.
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
For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
Recently Issued Accounting Pronouncements
None
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of business in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
Off-Balance Sheet Arrangements
As of September 30, 2023, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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
The notional value of outstanding foreign cross-currency swaps was $1,014.8 million and $1,046.6 million at September 30, 2023 and June 30, 2023, respectively. These contracts mature at various dates prior to December 31, 2029.
Non-Designated Hedges
We transact business in various foreign currencies, including a number of major European currencies as well as the Australian and Singapore dollars. We have foreign currency exposure through both our Australian and Singapore manufacturing activities, and international sales operations. We have established a foreign currency hedging program using purchased foreign currency call options, collars and forward contracts to hedge foreign-currency-denominated financial assets, liabilities and manufacturing cash flows. The terms of such foreign currency hedging contracts generally do not exceed three years. The purpose of this hedging program is to economically manage the financial impact of foreign currency exposures denominated mainly in Euros, and Australian and Singapore dollars. Under this program, increases or decreases in our foreign currency denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments. We do not designate these foreign currency contracts as hedges. All movements in the fair value of the foreign currency instruments are recorded within other, net in our condensed consolidated statements of operations.
The notional value of the outstanding non-designated hedges was $1,363.3 million and $954.7 million at September 30, 2023 and June 30, 2023, respectively. These contracts mature at various dates prior to March 15, 2025.

PART I – FINANCIAL INFORMATION	Item 3
RESMED INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk
Fair Values of Derivative Instruments
The table below provides information (in U.S. dollars) on our foreign currency denominated operating assets and liabilities and after considering our foreign currency hedging activities as of September 30, 2023 (in thousands):

	U.S. Dollar (USD)	Euro (EUR)	Canadian Dollar (CAD)	Chinese Yuan (CNY)
AUD Functional:
Net Assets/(Liabilities)	412,361	(141,366)	—	30,193
Foreign Currency Hedges	(415,000)	111,160	—	(10,996)
Net Total	(2,639)	(30,206)	—	19,197
USD Functional:
Net Assets/(Liabilities)	—	300,172	26,330	—
Foreign Currency Hedges	—	(296,426)	(29,445)	—
Net Total	—	3,746	(3,115)	—
SGD Functional:
Net Assets/(Liabilities)	493,152	108,853	—	1,319
Foreign Currency Hedges	(495,000)	(127,040)	—	—
Net Total	(1,848)	(18,187)	—	1,319

PART I – FINANCIAL INFORMATION	Item 3
RESMED INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk
The table below provides information about our material foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars, forward contracts and cross-currency swaps held at September 30, 2023. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

		Fair Value Assets / (Liabilities)
	Total	September 30, 2023	June 30, 2023
AUD/USD
Contract amount	415,000	(11,268)	(1,064)
Ave. contractual exchange rate	AUD 1 = USD 0.6624
AUD/Euro
Contract amount	206,439	(861)	(915)
Ave. contractual exchange rate	AUD 1 = EUR 0.6351
SGD/Euro
Contract amount	206,439	1,815	(1,760)
Ave. contractual exchange rate	SGD 1 = Euro 0.6903
SGD/USD
Contract amount	495,000	(11,561)	(4,133)
Ave. contractual exchange rate	SGD 1 = USD 0.7513
AUD/CNY
Contract amount	10,996	(324)	(31)
Ave. contractual exchange rate	AUD 1 = CNY 4.7507
USD/EUR
Contract amount	1,014,831	(27,250)	(60,546)
Ave. contractual exchange rate	USD 1 = EUR .9610
USD/CAD
Contract amount	29,445	929	156
Ave. contractual exchange rate	CAD 1 = USD 0.7594
Interest Rate Risk
We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At September 30, 2023, we held cash and cash equivalents of $209.1 million, principally comprised of bank term deposits and at-call accounts, and are invested at both short-term fixed interest rates and variable interest rates. At September 30, 2023, there was $865.0 million outstanding under the Revolving Credit Agreement and Term Credit Agreement, which are subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended September 30, 2023, would not have had a material impact on pretax income. We have no interest rate hedging agreements.
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
As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION	Item 1-6
RESMED INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
Item 1    Legal Proceedings
We are involved in various legal proceedings, claims, investigations and litigation that arise in the ordinary course of our business. We investigate these matters as they arise, and accrue estimates for resolution of legal and other contingencies in accordance with Accounting Standard Codification Topic 450, “Contingencies”. See note 9 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Litigation is inherently uncertain. Accordingly, we cannot predict with certainty the outcome of these matters. But we do not expect the outcome of these matters to have a material adverse effect on our consolidated financial statements when taken as a whole.
Item 1A    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in our annual report on Form 10-K for the fiscal year ended June 30, 2023, which was filed with the SEC and describe various material risks and uncertainties to which we are or may become subject. As of September 30, 2023, there have been no further material changes to such risk factors.
Item 2    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Purchases of equity securities. On February 21, 2014, our board of directors approved our current share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of our common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant and subject to applicable legal requirements. We are authorized to continue repurchasing shares through June 30, 2024, provided that the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. All share repurchases after February 21, 2014 have been executed under this program.
We suspended our share repurchase program in fiscal year 2019. As a result, we did not repurchase any shares during the three months ended September 30, 2023. However, we recently announced in October 2023 that our board of directors has elected to reactivate and resume share repurchases pursuant to the share repurchase program as the circumstances allow. Since approval of the share repurchase program in 2014 through September 30, 2023, we have repurchased a total of 7.1 million shares under this repurchase program for an aggregate of $413 million. At September 30, 2023, 12.9 million additional shares of common stock can be repurchased under the approved share repurchase program.
Item 3    Defaults Upon Senior Securities
None
Item 4    Mine Safety Disclosures
None
Item 5    Other Information
During the quarterly period ended September 30, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement, and/or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

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
101
The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on October 26, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

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
October 26, 2023

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief Executive Officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief Financial Officer
(Principal Financial Officer)