Form 10-Q
period 2023-12-31
RESMED INC
filed 2024-01-25
CIK 943819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At January 22, 2024 there were 147,088,888 shares of Common Stock ($0.004 par value) outstanding. This number excludes 42,171,708 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1
Item 1. Financial Statements
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In US$ and in thousands, except share and per share data)

	December 31, 2023	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$210,247	$227,891
Accounts receivable, net of allowances of $21,822 and $23,603 at December 31, 2023 and June 30, 2023, respectively	729,740	704,909
Inventories (note 3)	933,214	998,012
Prepaid expenses and other current assets (note 3)	504,876	437,018
Total current assets	2,378,077	2,367,830
Non-current assets:
Property, plant and equipment, net (note 3)	551,734	537,856
Operating lease right-of-use assets	153,473	127,955
Goodwill (note 4)	2,861,854	2,770,299
Other intangible assets, net (note 3)	528,178	552,341
Deferred income taxes	155,955	132,974
Prepaid taxes and other non-current assets	275,817	262,453
Total non-current assets	4,527,011	4,383,878
Total assets	$6,905,088	$6,751,708
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$202,395	$150,756
Accrued expenses	332,136	365,660
Operating lease liabilities, current	24,057	21,919
Deferred revenue	148,897	138,072
Income taxes payable	46,690	72,224
Short-term debt, net (note 7)	9,898	9,902
Total current liabilities	764,073	758,533
Non-current liabilities:
Deferred revenue	127,410	119,186
Deferred income taxes	89,282	90,650
Operating lease liabilities, non-current	140,649	116,853
Other long-term liabilities	72,894	68,166
Long-term debt, net (note 7)	1,216,769	1,431,234
Long-term income taxes payable	12,157	37,183
Total non-current liabilities	1,659,161	1,863,272
Total liabilities	2,423,234	2,621,805
Commitments and contingencies (note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $0.004 par value, 350,000,000 shares authorized; 189,259,220 issued and 147,087,512 outstanding at December 31, 2023 and 188,900,583 issued and 147,064,349 outstanding at June 30, 2023	588	588
Additional paid-in capital	1,822,918	1,772,083
Retained earnings	4,539,963	4,253,016
Treasury stock, at cost, 42,171,708 shares at December 31, 2023 and 41,836,234 shares at June 30, 2023	(1,673,263)	(1,623,256)
Accumulated other comprehensive loss	(208,352)	(272,528)
Total stockholders’ equity	4,481,854	4,129,903
Total liabilities and stockholders’ equity	$6,905,088	$6,751,708
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In US$ and in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net revenue - Sleep and Respiratory Care products	$1,017,855	$916,981	$1,980,892	$1,761,424
Net revenue - Software as a Service	144,946	116,763	284,230	222,614
Net revenue	1,162,801	1,033,744	2,265,122	1,984,038

Cost of sales - Sleep and Respiratory Care products	460,721	406,303	905,182	770,146
Cost of sales - Software as a Service	46,889	40,421	95,782	79,688
Cost of sales (exclusive of amortization shown separately below)	507,610	446,724	1,000,964	849,834

Amortization of acquired intangible assets - Sleep and Respiratory Care products	1,324	1,343	3,240	2,572
Amortization of acquired intangible assets - Software as a Service	6,933	5,962	13,924	11,108
Amortization of acquired intangible assets	8,257	7,305	17,164	13,680
Total cost of sales	515,867	454,029	1,018,128	863,514
Gross profit	646,934	579,715	1,246,994	1,120,524

Selling, general, and administrative	222,155	211,672	445,029	404,860
Research and development	73,880	69,874	149,590	133,062
Amortization of acquired intangible assets	11,577	9,563	24,056	17,513
Restructuring expenses (note 11)	64,228	—	64,228	—
Acquisition related expenses	—	8,412	—	9,157
Total operating expenses	371,840	299,521	682,903	564,592
Income from operations	275,094	280,194	564,091	555,932
Other income (loss), net:
Interest (expense) income, net	(13,805)	(10,338)	(28,762)	(17,472)
Gain (loss) attributable to equity method investments (note 5)	739	(2,826)	(3,156)	(4,853)
Gain (loss) on equity investments (note 5)	(1,888)	8,368	(2,491)	5,088
Other, net	(686)	(1,707)	1,963	(3,211)
Total other income (loss), net	(15,640)	(6,503)	(32,446)	(20,448)
Income before income taxes	259,454	273,691	531,645	535,484
Income taxes	50,654	48,777	103,423	100,092
Net income	$208,800	$224,914	$428,222	$435,392
Basic earnings per share (note 8)	$1.42	$1.53	$2.91	$2.97
Diluted earnings per share (note 8)	$1.42	$1.53	$2.90	$2.95
Dividend declared per share	$0.48	$0.44	$0.96	$0.88
Basic shares outstanding (000's)	147,132	146,704	147,104	146,568
Diluted shares outstanding (000's)	147,545	147,405	147,572	147,367
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In US$ and in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net income	$208,800	$224,914	$428,222	$435,392
Other comprehensive income, net of taxes:
Unrealized losses on designated hedging instruments	(19,891)	(20,203)	(36,984)	(20,203)
Foreign currency translation gain adjustments	131,687	156,163	101,160	62,782
Comprehensive income	$320,596	$360,874	$492,398	$477,971
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In US$ and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2023	188,901	$588	$1,772,083	(41,836)	$(1,623,256)	$4,253,016	$(272,528)	$4,129,903
Common stock issued on exercise of options	17	—	983	—	—	—	—	983
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	3	—	(225)	—	—	—	—	(225)
Stock-based compensation costs	—	—	18,510	—	—	—	—	18,510
Other comprehensive loss	—	—	—	—	—	—	(47,620)	(47,620)
Net income	—	—	—	—	—	219,422	—	219,422
Dividends declared ($0.48 per common share)	—	—	—	—	—	(70,597)	—	(70,597)
Balance, September 30, 2023	188,921	$588	$1,791,351	(41,836)	$(1,623,256)	$4,401,841	$(320,148)	$4,250,376
Common stock issued on exercise of options	24	—	1,557	—	—	—	—	1,557
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	163	1	(7,798)	—	—	—	—	(7,797)
Common stock issued on employee stock purchase plan	151	1	17,966	—	—	—	—	17,967
Treasury stock purchases	—	(2)	2	(336)	(50,007)	—	—	(50,007)
Stock-based compensation costs	—	—	19,840	—	—	—	—	19,840
Other comprehensive income	—	—	—	—	—	—	111,796	111,796
Net income	—	—	—	—	—	208,800	—	208,800
Dividends declared ($0.48 per common share)	—	—	—	—	—	(70,678)	—	(70,678)
Balance, December 31, 2023	189,259	$588	$1,822,918	(42,172)	$(1,673,263)	$4,539,963	$(208,352)	$4,481,854
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In US$ and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2022	188,247	$586	$1,682,432	(41,836)	$(1,623,256)	$3,613,736	$(312,747)	$3,360,751
Common stock issued on exercise of options	45	—	2,610	—	—	—	—	2,610
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	3	—	(59)	—	—	—	—	(59)
Stock-based compensation costs	—	—	16,919	—	—	—	—	16,919
Other comprehensive loss	—	—	—	—	—	—	(93,381)	(93,381)
Net income	—	—	—	—	—	210,478	—	210,478
Dividends declared ($0.44 per common share)	—	—	—	—	—	(64,431)	—	(64,431)
Balance, September 30, 2022	188,295	$586	$1,701,902	(41,836)	$(1,623,256)	$3,759,783	$(406,128)	$3,432,887
Common stock issued on exercise of options	77	—	5,120	—	—	—	—	5,120
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	265	1	(29,655)	—	—	—	—	(29,654)
Common stock issued on employee stock purchase plan	100	1	16,935	—	—	—	—	16,936
Stock-based compensation costs	—	—	16,464	—	—	—	—	16,464
Other comprehensive income (loss)	—	—	—	—	—	—	135,960	135,960
Net income	—	—	—	—	—	224,914	—	224,914
Dividends declared ($0.44 per common share)	—	—	—	—	—	(64,500)	—	(64,500)
Balance, December 31, 2022	188,737	$588	$1,710,766	(41,836)	$(1,623,256)	$3,920,197	$(270,168)	$3,738,127
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In US$ and in thousands)

	Six Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$428,222	$435,392
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,718	74,040
Amortization of right-of-use assets	17,094	15,533
Stock-based compensation costs	38,350	33,383
Loss attributable to equity method investments (note 5)	3,156	4,853
(Gain) loss on equity investments (note 5)	2,491	(5,088)
Non-cash restructuring expenses (note 11)	33,239	—
Changes in operating assets and liabilities:
Accounts receivable	(20,269)	(75,823)
Inventories	77,095	(233,116)
Prepaid expenses, net deferred income taxes and other current assets	(74,590)	(66,646)
Accounts payable, accrued expenses, income taxes payable and other	(35,391)	(9,230)
Net cash provided by operating activities	559,115	173,298
Cash flows from investing activities:
Purchases of property, plant and equipment	(53,388)	(56,406)
Patent registration and acquisition costs	(12,036)	(7,636)
Business acquisitions, net of cash acquired	(110,688)	(1,011,225)
Purchases of investments (note 5)	(7,305)	(17,132)
Proceeds from exits of investments (note 5)	250	—
Proceeds / (payments) on maturity of foreign currency contracts	(6,956)	7,181
Net cash used in investing activities	(190,123)	(1,085,218)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	20,507	24,666
Purchases of treasury stock	(50,007)	—
Taxes paid related to net share settlement of equity awards	(8,022)	(29,713)
Payments of business combination contingent consideration	(1,293)	—
Proceeds from borrowings, net of borrowing costs	105,000	1,070,000
Repayment of borrowings	(315,000)	(45,000)
Dividends paid	(141,275)	(128,931)
Net cash (used in) provided by financing activities	(390,090)	891,022
Effect of exchange rate changes on cash	3,454	387
Net decrease in cash and cash equivalents	(17,644)	(20,511)
Cash and cash equivalents at beginning of period	227,891	273,710
Cash and cash equivalents at end of period	$210,247	$253,199
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$173,437	$107,985
Interest paid	$28,762	$17,472
Fair value of assets acquired, excluding cash	$38,520	$359,730
Liabilities assumed	(5,401)	(144,778)
Goodwill on acquisition	77,712	800,003
Deferred payments	(143)	(874)
Fair value of contingent consideration	1,293	$(2,856)
Cash paid for acquisitions	$111,981	$1,011,225
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
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
The condensed consolidated financial statements for the three and six months ended December 31, 2023 and December 31, 2022 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K (our “Form 10-K”) for the year ended June 30, 2023.
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
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Disaggregation of revenue
The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
U.S., Canada and Latin America
Devices	$371,336	$345,525	$717,233	$685,070
Masks and other	297,994	269,733	590,455	508,293
Total U.S., Canada and Latin America	$669,330	$615,258	$1,307,688	$1,193,363
Combined Europe, Asia and other markets
Devices	$234,661	$197,275	$453,492	$375,305
Masks and other	113,864	104,448	219,712	192,756
Total Combined Europe, Asia and other markets	$348,525	$301,723	$673,204	$568,061
Global revenue
Total Devices	$605,997	$542,800	$1,170,725	$1,060,375
Total Masks and other	411,858	374,181	810,167	701,049
Total Sleep and Respiratory Care	$1,017,855	$916,981	$1,980,892	$1,761,424

Software as a Service	144,946	116,763	284,230	222,614
Total	$1,162,801	$1,033,744	$2,265,122	$1,984,038
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
The following table summarizes our contract balances (in thousands):

	December 31, 2023	June 30, 2023	Balance sheet caption
Contract assets
Accounts receivable, net	$729,740	$704,909	Accounts receivable, net
Unbilled revenue, current	34,577	31,521	Prepaid expenses and other current assets
Unbilled revenue, non-current	10,844	10,078	Prepaid taxes and other non-current assets

Contract liabilities
Deferred revenue, current	(148,897)	(138,072)	Deferred revenue (current liabilities)
Deferred revenue, non-current	(127,410)	(119,186)	Deferred revenue (non-current liabilities)
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
Lease Revenue
We lease Sleep and Respiratory Care medical devices to customers primarily as a means to comply with local health insurer requirements in certain foreign geographies. Device rental contracts are classified as operating leases, and contract terms vary by customer and include options to terminate or extend the contract. When lease contracts also include the sale of masks and accessories, we allocate contract consideration to those items on a relative standalone price basis and recognize revenue when control transfers to the customer. Operating lease revenue was $23.1 million and $45.7 million for the three and six months ended December 31, 2023 and $20.4 million and $44.1 million for the three and six months ended December 31, 2022.
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
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Recently Issued Accounting Standards Not Yet Adopted
ASU No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which expands segment disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This ASU is applicable to our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, and subsequent interim periods. Early adoption is permitted and the amendments must be applied retrospectively to all prior periods presented. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.
ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which updates income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid. This ASU is applicable to our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, with early application permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.
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
Certain items are maintained at the corporate level and are not allocated to the segments. The non-allocated items include corporate headquarters costs, stock-based compensation, amortization expense from acquired intangibles, restructuring expenses, field safety notification expenses, acquisition related expenses, net interest expense (income), gains and losses attributable to equity method investments, gains and losses on equity investments, and other, net. We neither discretely allocate assets to our operating segments, nor does our Chief Operating Decision Maker evaluate the operating segments using discrete asset information.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The table below presents a reconciliation of net revenues and net operating profit by reportable segments (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net revenue by segment
Sleep and Respiratory Care	$1,017,855	$916,981	$1,980,892	$1,761,424
Software as a Service	144,946	116,763	284,230	222,614
Total	$1,162,801	$1,033,744	$2,265,122	$1,984,038

Depreciation and amortization by segment
Sleep and Respiratory Care	$21,956	$18,533	$42,475	$38,301
Software as a Service	2,725	2,097	5,485	4,009
Amortization of acquired intangible assets and corporate assets	20,103	17,137	41,758	31,730
Total	$44,784	$37,767	$89,718	$74,040

Net operating profit by segment
Sleep and Respiratory Care	$426,393	$373,367	$816,808	$726,027
Software as a Service	41,787	28,814	73,045	53,581
Total	$468,180	$402,181	$889,853	$779,608

Reconciling items
Corporate costs	$102,673	$96,707	$206,052	$183,326
Amortization of acquired intangible assets	19,834	16,868	41,220	31,193
Restructuring expenses	64,228	—	64,228	—
Masks with magnets field safety notification expenses (1)	6,351	—	6,351	—
Astral field safety notification expenses (2)	—	—	7,911	—
Acquisition related expenses	—	8,412	—	9,157
Interest expense (income), net	13,805	10,338	28,762	17,472
(Gain) Loss attributable to equity method investments	(739)	2,826	3,156	4,853
(Gain) loss on equity investments	1,888	(8,368)	2,491	(5,088)
Other, net	686	1,707	(1,963)	3,211
Income before income taxes	$259,454	$273,691	$531,645	$535,484
(1)    The masks with magnets field safety notification expenses relate to estimated costs to provide alternative masks to patients in response to updated contraindications for use of masks that incorporate magnets.
(2)    The Astral field safety notification expenses relate to estimated costs associated with the replacement of a certain component in some of our Astral ventilation devices that were manufactured between 2013 to 2019.
(3)    Supplemental Balance Sheet Information
Components of selected captions in the condensed consolidated balance sheets consisted of the following (in thousands):

Inventories	December 31, 2023	June 30, 2023
Raw materials	$467,223	$459,126
Work in progress	2,942	3,956
Finished goods	463,049	534,930
Total inventories	$933,214	$998,012

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Prepaid expenses and other current assets	December 31, 2023	June 30, 2023
Prepaid taxes	$128,649	$114,009
Prepaid inventories	196,595	143,084
Other prepaid expenses and current assets	179,632	179,925
Total prepaid expenses and other current assets	$504,876	$437,018

Property, Plant and Equipment	December 31, 2023	June 30, 2023
Property, plant and equipment, at cost	$1,266,106	$1,205,868
Accumulated depreciation and amortization	(714,372)	(668,012)
Property, plant and equipment, net	$551,734	$537,856

Other Intangible Assets	December 31, 2023	June 30, 2023
Developed/core product technology	$419,263	$398,740
Accumulated amortization	(302,043)	(265,802)
Developed/core product technology, net	117,220	132,938
Customer relationships	461,423	443,652
Accumulated amortization	(158,082)	(124,220)
Customer relationships, net	303,341	319,432
Other intangibles	263,176	244,373
Accumulated amortization	(155,559)	(144,402)
Other intangibles, net	107,617	99,971
Total other intangibles, net	$528,178	$552,341
Intangible assets consist of developed/core product technology, trade names, non-compete agreements, customer relationships, and patents, which we amortize over the estimated useful life of the assets, generally between two years to fifteen years. There are no expected residual values related to these intangible assets.
During the three months ended December 31, 2023, we impaired $18.6 million of developed/core product technology intangible assets, $14.5 million of customer relationship intangible assets, and $0.1 million of other intangibles associated with restructuring activities. These non-cash charges were recorded within restructuring expenses in the condensed consolidated statements of operations. Refer to Note 11, Restructuring Expenses, for the facts and circumstances leading to the impairments. We did not record any intangible asset impairments during the three and six months ended December 31, 2022.
(4)    Goodwill
A reconciliation of changes in our goodwill by reportable segment is as follows (in thousands):

	Six Months Ended December 31, 2023
	Sleep and Respiratory Care	SaaS	Total
Balance at the beginning of the period	$670,120	$2,100,179	$2,770,299
Business acquisitions	77,712	—	77,712
Foreign currency translation adjustments	4,010	9,833	13,843
Balance at the end of the period	$751,842	$2,110,012	$2,861,854
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
Equity investments by measurement category were as follows (in thousands):

Measurement category	December 31, 2023	June 30, 2023
Fair value	$7,617	$12,423
Measurement alternative	74,993	68,748
Equity method	66,088	65,366
Total	$148,698	$146,537
The following tables show a reconciliation of the changes in our equity investments (in thousands):

	Six Months Ended December 31, 2023
	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$68,748	$12,423	$65,366	$146,537
Additions to investments	4,180	—	3,125	7,305
Observable price adjustments on non-marketable equity securities	2,315	—	—	2,315
Unrealized (gains) losses on marketable equity securities	—	(4,806)	—	(4,806)
Proceeds from exits of investments	(250)	—	—	(250)
Loss attributable to equity method investments	—	—	(3,156)	(3,156)
Foreign currency translation adjustments	—	—	753	753
Carrying value at the end of the period	$74,993	$7,617	$66,088	$148,698

	Six Months Ended December 31, 2022
	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$39,290	$9,167	$9,918	$58,375
Additions to investments	17,132	—	57,233	74,365
Observable price adjustments on non-marketable equity securities	9,275	—	—	9,275
Unrealized losses on marketable equity securities	—	(4,187)	—	(4,187)
Loss attributable to equity method investments	—	—	(4,853)	(4,853)
Foreign currency translation adjustments	—	—	1,801	1,801
Carrying value at the end of the period	$65,697	$4,980	$64,099	$134,776
Net unrealized losses recognized for equity investments in non-marketable and marketable securities held as of December 31, 2023 for the three and six months ended December 31, 2023 were $1.9 million and $2.5 million. Net unrealized gains recognized for equity investments in non-marketable and marketable securities held as of December 31, 2022 for the three and six months ended December 31, 2022 were $8.4 million and $5.1 million.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(6)    Product Warranties
Changes in the liability for warranty costs, which is included in accrued expenses in our condensed consolidated balance sheets, are as follows (in thousands):

	Six Months Ended December 31,
	2023	2022
Balance at the beginning of the period	$27,621	$25,889
Warranty accruals for the period	10,448	5,099
Warranty costs incurred for the period	(7,745)	(5,480)
Foreign currency translation adjustments	716	281
Balance at the end of the period	$31,040	$25,789
(7)    Debt
Debt consisted of the following (in thousands):

	December 31, 2023	June 30, 2023
Short-term debt	$10,000	$10,000
Deferred borrowing costs	(102)	(98)
Short-term debt, net	$9,898	$9,902

Long-term debt	$1,220,000	$1,435,000
Deferred borrowing costs	(3,231)	(3,766)
Long-term debt, net	$1,216,769	$1,431,234
Total debt	$1,226,667	$1,441,136
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
The Revolving Credit Agreement and Term Credit Agreement each terminate on June 29, 2027, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $5.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to the Adjusted Term SOFR (as defined in the Revolving Credit Facility) plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). At December 31, 2023, the interest rate that was being charged on the outstanding principal amounts was 6.3%. An applicable commitment fee of 0.075% to 0.150% (depending on the then-applicable leverage ratio) applies on the unused portion of the revolving credit facility. As of December 31, 2023, we had $955.0 million available for draw down under the revolving credit facility.
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As the Revolving Credit and Term Credit Agreements’ interest rate is calculated as Adjusted Term SOFR plus the spreads described above, its carrying amount is equivalent to its fair value as at December 31, 2023 and June 30, 2023, which was $730.0 million and $945.0 million, respectively.
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
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As of December 31, 2023 and June 30, 2023, the Senior Notes had a carrying amount of $500.0 million, excluding deferred borrowing costs, and an estimated fair value of $466.8 million and $462.2 million, respectively. Quoted market prices in active markets for similar liabilities based inputs (Level 2) were used to estimate fair value.
At December 31, 2023, we were in compliance with our debt covenants and there was $1,230.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes.
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
The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 663,485 and 293,796 for the three months ended December 31, 2023 and 2022,

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
respectively, and 643,466 and 270,100 for the six months ended December 31, 2023 and 2022, respectively, as the effect would have been anti-dilutive.
Basic and diluted earnings per share are calculated as follows (in thousands except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Numerator:
Net income	$208,800	$224,914	$428,222	$435,392
Denominator:
Basic weighted-average common shares outstanding	147,132	146,704	147,104	146,568
Effect of dilutive securities:
Stock options and restricted stock units	413	701	468	799
Diluted weighted average shares	147,545	147,405	147,572	147,367
Basic earnings per share	$1.42	$1.53	$2.91	$2.97
Diluted earnings per share	$1.42	$1.53	$2.90	$2.95
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
On June 2, 2021, New York University ("NYU") filed a complaint for patent infringement in the United States District Court, District of Delaware against ResMed Inc., case no. 1:21-cv-00813 (JPM). The complaint alleges that the AutoSet or AutoRamp features of ResMed’s AirSense 10 AutoSet flow generators infringe one or more claims of various NYU patents, including U.S. Patent Nos. 6,988,994; 9,108,009; 9,168,344; 9,427,539; 9,533,115; 9,867,955; and 10,384,024. According to the complaint, the NYU patents are directed to systems and methods for diagnosis and treating sleeping disorders during different sleep states. The complaint seeks monetary damages and attorneys’ fees. We answered the complaint on September 30, 2021 and filed a motion to dismiss the complaint on the basis that the patents are invalid because the subject matter of the patents is not patentable under the Supreme Court and Federal Circuit precedent. The motion to dismiss was granted in part and denied in part. In December 2022, the Patent Trial and Appeal Board (“PTAB”) of the Patent and Trademark Office granted our request to review the validity of the claims in the patents asserted by NYU against us, determining that there is a reasonable likelihood that we will prevail. In December 2023, the PTAB issued written decisions invalidating each of the challenged claims in each of the NYU patents asserted against us. On December 28, 2023, the District Court entered an order continuing its stay of all proceedings against us pending any appeal by NYU of the invalidation of its patents by the PTAB. The deadlines for NYU to appeal the PTAB’s rulings are the week of February 5, 2024. Any appeals are not expected to resolve before March 2025.
On January 27, 2021, the International Trade Commission ("ITC") instituted In Re Certain UMTS and LTE Cellular Communications Modules and Products Containing the Same, Investigation No. 337-TA-1240, by complainants Philips RS North America, LLC and Koninklijke Philips N.V. (collectively “Philips”) against Quectel Wireless Solutions Co., Ltd; Thales DIS AIS USA, LLC, Thales DIS AIS Deutschland GmbH; Telit Wireless Solutions, Inc., Telit Communications PLC, CalAmp. Corp., Xirgo Technologies, LLC, and Laird Connectivity, Inc. (collectively “respondents”). In the ITC investigation, Philips seeks an order excluding communications modules, and products that contain them, from importation into the United States based on alleged infringement of 3G and 4G standard essential patents held by Philips. On October 6-14, 2021, the administrative law judge held a hearing on the merits. The administrative law judge issued an initial determination on April 1, 2022, finding no violation of any of the Philips' patents asserted in the ITC. Philips sought review by the full ITC. On July 6, 2022, the Commission affirmed the administrative law judge’s determination that there was no violation of asserted Philips' patents. The Commission terminated the ITC proceedings. Philips did not appeal the ITC’s decision. On December 17, 2020, Philips filed companion cases for patent infringement against the same defendants in the United States District Court for the District of Delaware, case nos. 1:20-cv-01707, 01708, 01709, 01710, 01711, and 01713 (CFC) seeking damages, an injunction, and a declaration from the court on the amount of a fair reasonable and non-

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
discriminatory license rate for the standard essential patents it is asserting against the communications module defendants. The district court cases were stayed pending the resolution of the ITC proceedings. The parties have returned to the district court for further proceedings. We were not a party to the ITC investigation, and we are not a party to the district court cases, but we sell products that incorporate communications modules at issue in the district court case. The first trial in the cases by Philips against the communications module defendants is set for April 1, 2024.
On June 16, 2022, Cleveland Medical Devices Inc. ("Cleveland Medical") filed suit for patent infringement against ResMed Inc. in the United States District Court for the District of Delaware, case no. 1:22-cv-00794. Cleveland Medical asserts that numerous ResMed connected devices, when combined with certain ResMed data platforms and/or software, including AirView and ResScan, infringe one or more of eight Cleveland Medical patents, including U.S. Patent Nos. 10,076,269; 10,426,399; 10,925,535; 11,064,937; 10,028,698; 10,478,118; 11,202,603; and 11,234,637. We moved to dismiss the action because Cleveland Medical sued the wrong ResMed entity, and to dismiss the indirect and willful infringement allegations by Cleveland Medical. On October 2, 2023, the court granted a portion of the motion, dismissing all Cleveland Medical claims for indirect and willful infringement, and denied the rest of the motion. On March 22, 2023, we filed a petition with the PTAB of the Patent and Trademark Office seeking review of the validity of U.S. Patent No. 10,076,269. On September 25, 2023, the PTAB exercised its discretion to deny our petition challenging the validity of the U.S. Patent No. 10,076,269 in light of the August 2024 trial date in the Delaware District Court case. That discretionary denial was overturned by the Director of the Patent and Trademark Office, and the panel was ordered to reconsider the discretionary denial. That decision is pending.
On March 20, 2023, ResMed Corp. filed suit in the United States District Court for the Southern District of California, case no. 23-cv-00500-TWR-JLB, seeking a declaration that it does not infringe U.S. Patent No. 11,602,284 issued to Cleveland Medical. In November 2023, the case was transferred to the Northern District of Ohio for the convenience of the parties. Cleveland Medical answered the complaint and filed a counterclaim asserting that ResMed Corp. infringes three additional Cleveland Medical patents, including U.S. Patent Nos. 11,375,921; 11,690,512; and 11,786,680. ResMed Corp. has challenged the validity of U.S. Patent No. 11,602,284 in the PTAB. It is expected that the PTAB will determine whether to examine the validity of U.S. Patent No. 11,602,284 patent by June 2024.
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
During the six months ended December 31, 2023 and December 31, 2022, receivables sold with limited recourse were $97.5 million and $84.3 million, respectively. As of December 31, 2023, the maximum exposure on outstanding receivables sold with recourse and the associated contingent provision were $29.2 million and $0.8 million, respectively. As of June 30, 2023, the maximum exposure on outstanding receivables sold with recourse and contingent provision were $32.6 million and $0.6 million, respectively.
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
The notional value of outstanding foreign cross-currency swaps was $1,059.3 million and $1,046.6 million at December 31, 2023 and June 30, 2023, respectively. These contracts mature at various dates prior to December 31, 2029.
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
The notional value of the outstanding non-designated hedges was $1,158.5 million and $954.7 million at December 31, 2023 and June 30, 2023, respectively. These contracts mature at various dates prior to March 15, 2025.
Fair Values of Derivative Instruments
The following table presents our assets and liabilities related to derivative instruments on a gross basis within the condensed consolidated balance sheets (in thousands):

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	December 31, 2023	June 30, 2023	Balance Sheet Caption
Derivative Assets
Not Designated as Hedging Instruments
Foreign currency hedging instruments	$21,039	$2,126	Prepaid expenses and other current assets
Foreign currency hedging instruments	335	279	Prepaid taxes and other non-current assets
Total derivative assets	$21,374	$2,405
Derivative Liabilities
Designated as Hedging Instruments
Foreign cross-currency swaps – Fair Value Hedge	$20,884	$19,743	Other long-term liabilities
Foreign cross-currency swaps – Net Investment Hedge	45,195	$40,803	Other long-term liabilities
Not Designated as Hedging Instruments
Foreign currency hedging instruments	6,401	9,558	Accrued expenses
Foreign currency hedging instruments	133	595	Other long-term liabilities
Total derivative liabilities	$72,613	$70,699
Fair Value Hedge Gains (Losses)
We recognized the following gains (losses) on the foreign cross currency swaps designated as fair value hedges (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Gain (loss) recognized in other comprehensive income (loss)	$2,002	$(4,610)	$2,590	$(4,610)
Gain (loss) recognized on cross-currency swap in interest (expense) income, net (amount excluded from effectiveness testing)	881	847	2,061	847
Gain (loss) recognized on cross-currency swap in other, net	(13,003)	(9,137)	(3,732)	(9,137)
Gain (loss) recognized on intercompany debt in other, net	13,003	9,137	3,732	9,137
Net Investment Hedge Gains (Losses)
We recognized the following gains (losses) on the foreign cross currency swaps designated as net investment hedges (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Gain (loss) recognized in cumulative translation adjustment within other comprehensive income (loss)	$(27,828)	$(22,831)	$(4,393)	$(22,831)
Gain (loss) recognized from the excluded components in interest (expense) income, net	2,293	2,126	5,306	2,126
Non-designated Derivative Gains (Losses)
We recognized the following gains (losses) in the condensed consolidated statement of operations on derivatives not designated as hedging instruments (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Gain (loss) recognized on foreign currency hedging instruments in other, net	$30,654	$40,090	$15,581	$19,568
Gain (loss) recognized on other foreign-currency-denominated transactions in other, net	(31,435)	(41,795)	(13,789)	(22,705)
Total	$(781)	$(1,705)	$1,792	$(3,137)
We classified the fair values of all hedging instruments as Level 2 measurements within the fair value hierarchy.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. We minimize counterparty credit risk by entering into derivative transactions with major financial institutions.
(11)    Restructuring Expenses
During the three and six months ended December 31, 2023, we recorded $64.2 million of restructuring related charges associated with an evaluation of our existing operations to increase operational efficiency, decrease costs and increase profitability. Although the costs associated with the restructuring plan have not been allocated to our business segments' results in Note 2 - Segment Information, the restructuring plan impacted both our Sleep and Respiratory Care and SaaS segments.
Restructuring charges for the three and six months ended December 31, 2023 are comprised of $28.6 million of employee severance and other one-time termination benefits, $33.2 million of intangible asset impairments associated with the wind down of certain business activities, and $2.4 million of other miscellaneous asset impairments. These costs are separately presented as restructuring expenses within our condensed consolidated statement of operations. We had $7.0 million remaining in our accruals at December 31, 2023. We expect to complete all actions related to the restructuring by June 30, 2024, and we do not expect the remaining expense to be material.

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
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following is an overview of our results of operations for the three and six months ended December 31, 2023. Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes included in this report.
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
In November 2023, we announced a new operating model to accelerate long-term growth. The new operating model introduces dedicated leadership in Product, Revenue, and Marketing to the global executive team. This change aims to increase the velocity of product development and sharpen our customer and brand focus. Ultimately, the goal is to accelerate profitable growth, while driving greater value and improved care throughout the outside hospital care continuum and the patient journey.
We are committed to ongoing investment in research and development and product enhancements. During the three months ended December 31, 2023, we invested $73.9 million on research and development activities, which represents 6.4% of net revenues, with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs. During the three months ended December 31, 2023, we continued the launch of AirSense 11, which introduces new features such as a touch screen, algorithms for patients new to therapy and digital enhancements and over-the-air update capabilities. Due to multiple acquisitions, including Brightree in 2016, HEALTHCAREfirst and MatrixCare in 2018, and MEDIFOX DAN in 2022, our operations include out-of-hospital software platforms designed to support the professionals and caregivers who help people stay healthy in the home or care setting of their choice. These platforms comprise our SaaS business. These products, our cloud-based remote monitoring and therapy management system, and a robust product pipeline, should continue to provide us with a strong platform for future growth.
We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry (“Sleep and Respiratory Care”) and the supply of business management software as a service to out-of-hospital health providers (“SaaS”).
Net revenue for the three months ended December 31, 2023 was $1.2 billion, an increase of 12% compared to the three months ended December 31, 2022. Gross margin was 55.6% for the three months ended December 31, 2023 compared to 56.1% for the three months ended December 31, 2022. Diluted earnings per share was $1.42 for the three months ended December 31, 2023, compared to diluted earnings per share of $1.53 for the three months ended December 31, 2022.
At December 31, 2023, our cash and cash equivalents totaled $210.2 million, our total assets were $6.9 billion and our stockholders’ equity was $4.5 billion.

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
Results of Operations
Three Months Ended December 31, 2023 Compared to the Three Months Ended December 31, 2022
Net Revenue
Net revenue for the three months ended December 31, 2023 increased to $1,162.8 million from $1,033.7 million for the three months ended December 31, 2022, an increase of $129.1 million or 12% (a 11% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Three Months Ended December 31,		% Change	Constant Currency*
	2023	2022
U.S., Canada and Latin America
Devices	$371,336	$345,525	7%
Masks and other	297,994	269,733	10
Total U.S., Canada and Latin America	$669,330	$615,258	9
Combined Europe, Asia and other markets
Devices	$234,661	$197,275	19%	16%
Masks and other	113,864	104,448	9	4
Total Combined Europe, Asia and other markets	$348,525	$301,723	16	12
Global revenue
Total Devices	$605,997	$542,800	12%	11%
Total Masks and other	411,858	374,181	10	9
Total Sleep and Respiratory Care	$1,017,855	$916,981	11	10

Software as a Service	144,946	116,763	24
Total	$1,162,801	$1,033,744	12	11
*Constant currency numbers exclude the impact of movements in international currencies.
Sleep and Respiratory Care
Net revenue from our Sleep and Respiratory Care business for the three months ended December 31, 2023 was $1,017.9 million, an increase of 11% compared to net revenue for the three months ended December 31, 2022. Movements in international currencies against the U.S. dollar positively impacted net revenue by approximately $10.8 million for the three months ended December 31, 2023. Excluding the impact of currency movements, total Sleep and Respiratory Care net revenue for the three months ended December 31, 2023 increased by 10% compared to the three months ended December 31, 2022. The increase in net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales.
Net revenue from our Sleep and Respiratory Care business in the U.S., Canada and Latin America for the three months ended December 31, 2023 increased to $669.3 million from $615.3 million for the three months ended December 31, 2022, an increase of $54.1 million or 9%. The increase in net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales.
Net revenue in combined Europe, Asia and other markets increased for the three months ended December 31, 2023 to $348.5 million from $301.7 million for the three months ended December 31, 2022, an increase of $46.8 million or 16%

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(an 12% increase on a constant currency basis). The constant currency increase in device and mask sales in combined Europe, Asia and other was primarily attributable to increased demand and unit sales.
Net revenue from devices for the three months ended December 31, 2023 increased to $606.0 million from $542.8 million for the three months ended December 31, 2022, an increase of $63.2 million or 12%, including an increase of 7% in the U.S., Canada and Latin America and an increase of 19% in combined Europe, Asia and other markets (a 16% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the three months ended December 31, 2023 increased by 11%.
Net revenue from masks and other for the three months ended December 31, 2023 increased to $411.9 million from $374.2 million for the three months ended December 31, 2022, an increase of $37.7 million or 10%, including an increase of 10% in the U.S., Canada and Latin America and an increase of 9% in combined Europe, Asia and other markets (a 4% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales for the three months ended December 31, 2023 increased by 9%.
Software as a Service
Net revenue from our SaaS business for the three months ended December 31, 2023 increased to $144.9 million from $116.8 million for the three months ended December 31, 2022, an increase of $28.2 million or 24%. The increase was predominantly due to our acquisition of MEDIFOX DAN, which was acquired on November 21, 2022. Excluding the MEDIFOX DAN acquisition, SaaS revenue increased 10% and was driven primarily by continued growth in the HME vertical within our SaaS business.
Six Months Ended December 31, 2023 Compared to the Six Months Ended December 31, 2022
Net Revenue
Net revenue for the six months ended December 31, 2023 increased to $2,265.1 million from $1,984.0 million for the six months ended December 31, 2022, an increase of $281.1 million or 14% (a 13% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Six Months Ended December 31,		% Change	Constant Currency*
	2023	2022
U.S., Canada and Latin America
Devices	$717,233	$685,070	5%
Masks and other	590,455	508,293	16
Total U.S., Canada and Latin America	$1,307,688	$1,193,363	10
Combined Europe, Asia and other markets
Devices	$453,492	$375,305	21%	18%
Masks and other	219,712	192,756	14	9
Total Combined Europe, Asia and other markets	$673,204	$568,061	19	15
Global revenue
Total Devices	$1,170,725	$1,060,375	10%	9%
Total Masks and other	810,167	701,049	16	14
Total Sleep and Respiratory Care	$1,980,892	$1,761,424	12	11

Software as a Service	284,230	222,614	28
Total	$2,265,122	$1,984,038	14	13
Sleep and Respiratory Care
Net revenue from our Sleep and Respiratory Care business for the six months ended December 31, 2023 was $1,980.9 million, an increase of 12% compared to net revenue for the six months ended December 31, 2022. Movements in international currencies against the U.S. dollar positively impacted net revenue by approximately $20.5 million for the six months ended December 31, 2023. Excluding the impact of currency movements, total Sleep and Respiratory Care net

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
revenue for the six months ended December 31, 2023 increased by 11% compared to the six months ended December 31, 2022. The increase net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales.
Net revenue from our Sleep and Respiratory Care business in the U.S., Canada and Latin America for the six months ended December 31, 2023 increased to $1,307.7 million from $1,193.4 million for the six months ended December 31, 2022, an increase of $114.3 million or 10%. The increase in net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales.
Net revenue in combined Europe, Asia and other markets increased for the six months ended December 31, 2023 to $673.2 million from $568.1 million for the six months ended December 31, 2022, an increase of $105.1 million or 19% (a 15% increase on a constant currency basis). The constant currency increase in device and mask sales in combined Europe, Asia and other markets was primarily attributable to increased demand and unit sales
Net revenue from devices for the six months ended December 31, 2023 increased to $1,170.7 million from $1,060.4 million for the six months ended December 31, 2022, an increase of $110.4 million or 10%, including an increase of 5% in the U.S., Canada and Latin America and an increase of 21% in combined Europe, Asia and other markets (an 18% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the six months ended December 31, 2023 increased by 9%.
Net revenue from masks and other for the six months ended December 31, 2023 increased to $810.2 million from $701.0 million for the six months ended December 31, 2022, an increase of $109.1 million or 16%, including an increase of 16% in the U.S., Canada and Latin America and an increase of 14% in combined Europe, Asia and other markets (a 9% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales increased by 14%, compared to the six months ended December 31, 2022.
Software as a Service
Net revenue from our SaaS business for the six months ended December 31, 2023 increased to $284.2 million from $222.6 million for the six months ended December 31, 2022, an increase of $61.6 million or 28%. The increase was predominantly due to our acquisition of MEDIFOX DAN, which was acquired on November 21, 2022. Excluding the MEDIFOX DAN acquisition, SaaS revenue increased 9% and was driven by continued growth in the HME vertical within our SaaS business.
Gross Profit and Gross Margin
Gross profit increased for the three months ended December 31, 2023 to $646.9 million from $579.7 million for the three months ended December 31, 2022, an increase of $67.2 million or 12%. Gross margin, which is gross profit as a percentage of net revenue, for the three months ended December 31, 2023 was 55.6% compared to 56.1% for the three months ended December 31, 2022.
The decrease in gross margin for the three months ended December 31, 2023 compared to the three months ended December 31, 2022 was due primarily to a $6.4 million provision for expected costs associated with a field safety notification for masks with magnets, in addition to an increase in the amortization of acquired intangible assets, partially offset by a favorable impact from our SaaS business and reduced freight costs. The field safety expenses relate to estimated costs to provide alternative masks to patients in response to updated contraindications for use of masks that incorporate magnets.
Gross profit increased for the six months ended December 31, 2023 to $1,247.0 million from $1,120.5 million for the six months ended December 31, 2022, an increase of $126.5 million or 11%. Gross margin for the six months ended December 31, 2023 was 55.1% compared to 56.5% for the six months ended December 31, 2022.
The decrease in gross margin for the six months ended December 31, 2023 compared to the six months ended December 31, 2022 was due primarily to $14.3 million of combined expenses associated with the field safety notifications for masks with magnets and Astral devices, in addition to an increase in the amortization of acquired intangible assets, partially offset by a favorable impact from our SaaS business and reduced freight costs. The Astral field safety notification expenses relate to estimated costs associated with the replacement of a certain component in some of our Astral ventilation devices that were manufactured between 2013 to 2019.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operating Expenses
The following table summarizes our operating expenses (in thousands):

	Three Months Ended December 31,		Change	% Change	Constant Currency
	2023	2022
Selling, general, and administrative	$222,155	$211,672	$10,483	5%	4%
as a % of net revenue	19.1%	20.5%
Research and development	73,880	69,874	4,006	6%	6%
as a % of net revenue	6.4%	6.8%
Amortization of acquired intangible assets	11,577	9,563	2,014	21%	21%

	Six Months Ended December 31,		Change	% Change	Constant Currency
	2023	2022
Selling, general, and administrative	$445,029	$404,860	$40,169	10%	9%
as a % of net revenue	19.6%	20.4%
Research and development	149,590	133,062	16,528	12%	13%
as a % of net revenue	6.6%	6.7%
Amortization of acquired intangible assets	24,056	17,513	6,543	37%	38%
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased for the three months ended December 31, 2023 to $222.2 million from $211.7 million for the three months ended December 31, 2022, an increase of $10.5 million or 5%. Selling, general, and administrative expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $2.2 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general, and administrative expenses for the three months ended December 31, 2023 increased by 4% compared to the three months ended December 31, 2022. As a percentage of net revenue, selling, general, and administrative expenses were 19.1% for the three months ended December 31, 2023, compared to 20.5% for the three months ended December 31, 2022.
The constant currency increase in selling, general, and administrative expenses during the three months ended December 31, 2023 compared to the three months ended December 31, 2022 was primarily due to increases in employee-related costs and additional expenses associated with the consolidation of recent acquisitions.
Selling, general, and administrative expenses increased for the six months ended December 31, 2023 to $445.0 million from $404.9 million for the six months ended December 31, 2022, an increase of $40.2 million or 10%. Selling, general, and administrative expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $4.4 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general, and administrative expenses for the six months ended December 31, 2023 increased by 9% compared to the six months ended December 31, 2022. As a percentage of net revenue, selling, general, and administrative expenses were 19.6% for the six months ended December 31, 2023, compared to 20.4% for the six months ended December 31, 2022.
The constant currency increase in selling, general, and administrative expenses during the six months ended December 31, 2023 compared to the six months ended December 31, 2022 was primarily due to increases in employee-related costs and additional expenses associated with the consolidation of recent acquisitions.
Research and Development Expenses
Research and development expenses increased for the three months ended December 31, 2023 to $73.9 million from $69.9 million for the three months ended December 31, 2022, an increase of $4.0 million, or 6%. Research and development expenses were not significantly impacted by foreign currency movements for the three months ended December 31, 2023, as reported in U.S. dollars. As a percentage of net revenue, research and development expenses were 6.4% for the three months ended December 31, 2023 compared to 6.8% for the three months ended December 31, 2022.

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
Research and development expenses increased for the six months ended December 31, 2023 to $149.6 million from $133.1 million for the six months ended December 31, 2022, an increase of $16.5 million, or 12%. Research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $0.5 million for the six months ended December 31, 2023, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses increased by 13% compared to the six months ended December 31, 2022. As a percentage of net revenue, research and development expenses were 6.6% for the six months ended December 31, 2023, compared to 6.7% for the six months ended December 31, 2022.
The increase in research and development expenses in constant currency terms was primarily due to increased investment in our digital health technologies and SaaS solutions as well as additional expenses associated with the consolidation of recent acquisitions.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets for the three months ended December 31, 2023 totaled $11.6 million compared to $9.6 million for the three months ended December 31, 2022. The increase in amortization expense was primarily attributable to our acquisition of MEDIFOX DAN.
Amortization of acquired intangible assets for the six months ended December 31, 2023 totaled $24.1 million compared to $17.5 million for the six months ended December 31, 2022. The increase in amortization expense was primarily attributable to our acquisition of MEDIFOX DAN.
Restructuring Expenses
During the three and six months ended December 31, 2023, we recorded $64.2 million of restructuring related charges associated with an evaluation of our existing operations to increase operational efficiency, decrease costs and increase profitability. Restructuring charges for the three and six months ended December 31, 2023 were comprised of $28.6 million of employee severance and other one-time termination benefits, $33.2 million of intangible asset impairments associated with the wind down of certain business activities, and $2.4 million of other miscellaneous asset impairments. We expect to complete all actions related to the restructuring by June 30, 2024, and we do not expect the remaining expense associated with this initiative to be material.
Total Other Income (Loss), Net
The following table summarizes our other income (loss) (in thousands):

	Three Months Ended December 31,
	2023	2022	Change
Interest (expense) income, net	$(13,805)	$(10,338)	$(3,467)
Gain (loss) attributable to equity method investments	739	(2,826)	3,565
Gain (loss) on equity investments	(1,888)	8,368	(10,256)
Other, net	(686)	(1,707)	1,021
Total other income (loss), net	$(15,640)	$(6,503)	$(9,137)

	Six Months Ended December 31,
	2023	2022	Change
Interest (expense) income, net	$(28,762)	$(17,472)	$(11,290)
Loss attributable to equity method investments	(3,156)	(4,853)	1,697
Gain (loss) on equity investments	(2,491)	5,088	(7,579)
Other, net	1,963	(3,211)	5,174
Total other income (loss), net	$(32,446)	$(20,448)	$(11,998)

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Total other income (loss), net for the three months ended December 31, 2023 was a loss of $15.6 million compared to a loss of $6.5 million for the three months ended December 31, 2022. Interest expense, net, increased to $13.8 million for the three months ended December 31, 2023 compared to $10.3 million for the three months ended December 31, 2022 due to higher debt levels associated with the acquisition of MEDIFOX DAN, which was funded by our Revolving Credit Agreement. In addition, we recorded losses associated with our investments in marketable and non-marketable equity securities of $1.9 million for the three months ended December 31, 2023 compared to a gain of $8.4 million for the three months ended December 31, 2022. Increases in interest expense, net, and losses attributable to investments in marketable and non-marketable equity securities were partially offset by gains attributable to equity method investments for the three months ended December 31, 2023 of $0.7 million compared to losses of $2.8 million for the three months ended December 31, 2022.
Total other income (loss), net for the six months ended December 31, 2023 was a loss of $32.4 million compared to a loss of $20.4 million for the six months ended December 31, 2022. Interest expense, net, increased to $28.8 million for the six months ended December 31, 2023 compared to $17.5 million for the six months ended December 31, 2022 due to higher debt levels associated with the acquisition of MEDIFOX DAN, which was funded by our Revolving Credit Agreement. In addition, we recorded losses associated with our investments in marketable and non-marketable equity securities of $2.5 million for the six months ended December 31, 2023 compared to a gain of $5.1 million for the six months ended December 31, 2022. Increases in interest expense, net, and losses attributable to investments in marketable and non-marketable equity securities were partially offset by foreign exchange net gains for the six months ended December 31, 2023 of $1.8 million compared to foreign exchange net losses of $3.1 million for the six months ended December 31, 2022, which are presented in other, net. In addition, we recorded lower losses attributable to equity method investments for the six months ended December 31, 2023 of $3.2 million compared to $4.9 million for the six months ended December 31, 2022.
Income Taxes
Our effective income tax rate for both the three and six months ended December 31, 2023 was 19.5% as compared to 17.8% and 18.7% for the three and six months ended December 31, 2022, respectively. Our effective rate of 19.5% for the three months ended December 31, 2023 differs from the statutory rate of 21.0% primarily due to research credits and foreign operations. The increase in our effective tax rate for the three and six months ended December 31, 2023 was primarily due lower tax deductions in the current period associated with the vesting or settlement of employee share-based awards.
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
Net Income and Earnings per Share
As a result of the factors above, our net income for the three months ended December 31, 2023 was $208.8 million compared to $224.9 million for the three months ended December 31, 2022, a decrease of $16.1 million, or 7%.
Our diluted earnings per share for the three months ended December 31, 2023 was $1.42 per diluted share compared to $1.53 for the three months ended December 31, 2022, a decrease of 7%.
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
The measure “non-GAAP cost of sales” is equal to GAAP cost of sales less amortization of acquired intangible assets relating to cost of sales and field safety notification expenses. The masks with magnets field safety notification expenses relate to estimated costs to provide alternative masks to patients in response to updated contraindications for use of masks that incorporate magnets. The Astral field safety notification expenses relate to estimated costs associated with the replacement of a certain component in some of our Astral ventilation devices that were manufactured between 2013 to 2019. The measure “non-GAAP gross profit” is the difference between GAAP net revenue and non-GAAP cost of sales, and “non-GAAP gross margin” is the ratio of non-GAAP gross profit to GAAP net revenue.
These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except percentages):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
GAAP Net revenue	$1,162,801	$1,033,744	$2,265,122	$1,984,038

GAAP Cost of sales	$515,867	$454,029	$1,018,128	$863,514
Less: Amortization of acquired intangibles	(8,257)	(7,305)	(17,164)	(13,680)
Less: Masks with magnets field safety notification expenses	(6,351)	—	(6,351)	—
Less: Astral field safety notification expenses	—	—	(7,911)	—
Non-GAAP cost of sales	$501,259	$446,724	$986,702	$849,834

GAAP gross profit	$646,934	$579,715	$1,246,994	$1,120,524
GAAP gross margin	55.6%	56.1%	55.1%	56.5%
Non-GAAP gross profit	$661,542	$587,020	$1,278,420	$1,134,204
Non-GAAP gross margin	56.9%	56.8%	56.4%	57.2%
The measure “non-GAAP income from operations” is equal to GAAP income from operations once adjusted for amortization of acquired intangibles, restructuring expenses, field safety notification expenses, and acquisition-related expenses. Non-GAAP income from operations is reconciled with GAAP income from operations below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
GAAP income from operations	$275,094	$280,194	$564,091	$555,932
Amortization of acquired intangibles - cost of sales	8,257	7,305	17,164	13,680
Amortization of acquired intangibles - operating expenses	11,577	9,563	24,056	17,513
Restructuring expenses	64,228	—	64,228	—
Masks with magnets field safety notification expenses	6,351	—	6,351	—
Astral field safety notification expenses	—	—	7,911	—
Acquisition-related expenses	—	8,412	483	9,157
Non-GAAP income from operations	$365,507	$305,474	$684,284	$596,282
The measure “non-GAAP net income” is equal to GAAP net income once adjusted for amortization of acquired intangibles, restructuring expenses, field safety notification expenses, acquisition related expenses, and associated tax effects. The measure “non-GAAP diluted earnings per share” is the ratio of non-GAAP net income to diluted shares

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
outstanding. These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except for per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
GAAP net income	$208,800	$224,914	$428,222	$435,392
Amortization of acquired intangibles - cost of sales	8,257	7,305	17,164	13,680
Amortization of acquired intangibles - operating expenses	11,577	9,563	24,056	17,513
Restructuring expenses	64,228	—	64,228	—
Masks with magnets field safety notification expenses	6,351	—	6,351	—
Astral field safety notification expenses	—	—	7,911	—
Acquisition related expenses	—	8,412	483	9,157
Income tax effect on non-GAAP adjustments	(21,868)	(5,812)	(29,886)	(9,272)
Non-GAAP net income	$277,345	$244,382	$518,529	$466,470
Diluted shares outstanding	147,545	147,405	147,572	147,367
GAAP diluted earnings per share	$1.42	$1.53	$2.90	$2.95
Non-GAAP diluted earnings per share	$1.88	$1.66	$3.51	$3.17
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations and access to our revolving credit facility. Our primary uses of cash have been for research and development activities, selling and marketing activities, capital expenditures, strategic acquisitions and investments, dividend payments, share repurchases and repayment of debt obligations. We expect that cash provided by operating activities may fluctuate in future periods as a result of several factors, including fluctuations in our operating results, which include impacts from supply chain disruptions, working capital requirements and capital deployment decisions.
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
As of December 31, 2023 and June 30, 2023, we had cash and cash equivalents of $210.2 million and $227.9 million, respectively. Our cash and cash equivalents held within the United States at December 31, 2023 and June 30, 2023 were $38.2 million and $49.3 million, respectively. Our remaining cash and cash equivalent balances at December 31, 2023 and June 30, 2023, were $172.0 million and $178.6 million, respectively. Our cash and cash equivalent balances are held at highly rated financial institutions.
As of December 31, 2023, we had $955.0 million available for draw down under the revolving credit facility and a combined total of $1,165.2 million in cash and available liquidity under the revolving credit facility.
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
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revolving Credit Agreement, Term Credit Agreement and Senior Notes
On June 29, 2022, we entered into a second amended and restated credit agreement (as amended from time to time, the “Revolving Credit Agreement”). The Revolving Credit Agreement, among other things, provided a senior unsecured revolving credit facility of $1,500.0 million, with an uncommitted option to increase the revolving credit facility by an additional amount equal to the greater of $1,000.0 million or 1.00 times the EBITDA for the trailing twelve-month measurement period. Additionally, on June 29, 2022, ResMed Pty Limited entered into a Second Amendment to the Syndicated Facility Agreement (the “Term Credit Agreement”). The Term Credit Agreement, among other things, provides ResMed Pty Limited a senior unsecured term credit facility of $200.0 million. The Revolving Credit Agreement and Term Credit Agreement each terminate on June 29, 2027, when all unpaid principal and interest under the loans must be repaid. As of December 31, 2023, we had $955.0 million available for draw down under the revolving credit facility.
On July 10, 2019, we entered into a Note Purchase Agreement with the purchasers to that agreement, in connection with the issuance and sale of $250.0 million principal amount of our 3.24% senior notes due July 10, 2026, and $250.0 million principal amount of our 3.45% senior notes due July 10, 2029 (“Senior Notes”).
On December 31, 2023, there was a total of $1,230.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes and we were in compliance with our debt covenants. We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and debt facilities.
Cash Flow Summary
The following table summarizes our cash flow activity (in thousands):

	Six Months Ended December 31,
	2023	2022
Net cash provided by operating activities	$559,115	$173,298
Net cash used in investing activities	(190,123)	(1,085,218)
Net cash (used in) provided by financing activities	(390,090)	891,022
Effect of exchange rate changes on cash	3,454	387
Net decrease in cash and cash equivalents	$(17,644)	$(20,511)
Operating Activities
Cash provided by operating activities was $559.1 million for the six months ended December 31, 2023, compared to cash provided of $173.3 million for the six months ended December 31, 2022. The $385.8 million increase in cash flow from operations was primarily due to lower cash outflows on inventory purchases and greater cash inflows from customer payments during the six months ended December 31, 2023 compared to the six months ended December 31, 2022.
Investing Activities
Cash used in investing activities was $190.1 million for the six months ended December 31, 2023, compared to cash used of $1,085.2 million for the six months ended December 31, 2022. The $895.1 million decrease in cash flow used in investing activities was primarily due to cash used to acquire MEDIFOX DAN during the six months ended December 31, 2022, partially offset by cash used to acquire Somnoware during the six months ended December 31, 2023.
Financing Activities
Cash used in financing activities was $390.1 million for the six months ended December 31, 2023, compared to cash provided of $891.0 million for the six months ended December 31, 2022. The $1,281.1 million increase in cash flow used in financing activities was primarily due to borrowing activity under our Revolving Credit Agreement in order to finance our acquisition of MEDIFOX DAN during the six months ended December 31, 2022 and subsequent repayments during the six months ended December 31, 2023.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dividends
During the three months ended December 31, 2023, we paid cash dividends of $0.48 per common share totaling $70.7 million. On January 24, 2024, our board of directors declared a cash dividend of $0.48 per common share, to be paid on March 14, 2024, to shareholders of record as of the close of business on February 8, 2024. Future dividends are subject to approval by our board of directors.
Common Stock
On February 21, 2014, our board of directors approved our current share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of our common stock. Since approval of the share repurchase program in 2014 through December 31, 2023, we have repurchased a total of 7.5 million shares under this repurchase program for an aggregate of $462.7 million. During the six months ended December 31, 2023, we repurchased 335,474 shares at a cost of $50.0 million. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares of common stock outstanding used in calculating earnings (loss) per share. We are authorized to continue repurchasing shares through June 30, 2024, provided that the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. At December 31, 2023, 12.5 million additional shares remain available for us to repurchase under the approved share repurchase program.
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
Recently Issued Accounting Pronouncements
See note 1 to the unaudited condensed consolidated financial statements for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position and cash flows.
Contractual Obligations and Commitments
Other than for purchase obligations, there have been no material changes outside the ordinary course of business in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. Details of our purchase obligations as of December 31, 2023 were as follows:

		Payments Due by December 31,
	Total	2024	2025	2026	2027	2028	Thereafter
Purchase obligations	$997,588	$721,782	$254,055	$18,857	$2,788	$106	$—
Off-Balance Sheet Arrangements
As of December 31, 2023, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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
The notional value of outstanding foreign cross-currency swaps was $1,059.3 million and $1,046.6 million at December 31, 2023 and June 30, 2023, respectively. These contracts mature at various dates prior to December 31, 2029.
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
The notional value of the outstanding non-designated hedges was $1,158.5 million and $954.7 million at December 31, 2023 and June 30, 2023, respectively. These contracts mature at various dates prior to March 15, 2025.

PART I – FINANCIAL INFORMATION	Item 3
RESMED INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk
Fair Values of Derivative Instruments
The table below provides information (in U.S. dollars) on our foreign currency denominated operating assets and liabilities and after considering our foreign currency hedging activities as of December 31, 2023 (in thousands):

	U.S. Dollar (USD)	Euro (EUR)	Canadian Dollar (CAD)	Chinese Yuan (CNY)
AUD Functional:
Net Assets/(Liabilities)	341,862	(164,488)	—	32,983
Foreign Currency Hedges	(350,000)	160,240	—	(11,279)
Net Total	(8,138)	(4,248)	—	21,704
USD Functional:
Net Assets/(Liabilities)	—	313,328	33,165	—
Foreign Currency Hedges	—	(309,429)	(30,188)	—
Net Total	—	3,899	2,977	—
SGD Functional:
Net Assets/(Liabilities)	332,972	121,610	—	1,400
Foreign Currency Hedges	(325,000)	(132,612)	—	—
Net Total	7,972	(11,002)	—	1,400

PART I – FINANCIAL INFORMATION	Item 3
RESMED INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk
The table below provides information about our material foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars, forward contracts and cross-currency swaps held at December 31, 2023. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

		Fair Value Assets / (Liabilities)
	Total	December 31, 2023	June 30, 2023
AUD/USD
Contract amount	350,000	14,602	(1,064)
Ave. contractual exchange rate	AUD 1 = USD 0.6550
AUD/Euro
Contract amount	243,123	(5,554)	(915)
Ave. contractual exchange rate	AUD 1 = EUR 0.6174
SGD/Euro
Contract amount	198,919	(120)	(1,760)
Ave. contractual exchange rate	SGD 1 = Euro 0.6888
SGD/USD
Contract amount	325,000	5,643	(4,133)
Ave. contractual exchange rate	SGD 1 = USD 0.7460
AUD/CNY
Contract amount	11,279	84	(31)
Ave. contractual exchange rate	AUD 1 = CNY 4.7507
USD/EUR
Contract amount	1,059,348	(66,080)	(60,546)
Ave. contractual exchange rate	USD 1 = EUR .9610
USD/CAD
Contract amount	30,188	186	156
Ave. contractual exchange rate	CAD 1 = USD 0.7594
Interest Rate Risk
We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At December 31, 2023, we held cash and cash equivalents of $210.2 million, principally comprised of bank term deposits and at-call accounts, and are invested at both short-term fixed interest rates and variable interest rates. At December 31, 2023, there was $730.0 million outstanding under the Revolving Credit Agreement and Term Credit Agreement, which are subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended December 31, 2023, would not have had a material impact on pretax income. We have no interest rate hedging agreements.
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
As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
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
Item 1A    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in our annual report on Form 10-K for the fiscal year ended June 30, 2023, which was filed with the SEC and describe various material risks and uncertainties to which we are or may become subject. As of December 31, 2023, there have been no further material changes to such risk factors.
Item 2    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Purchases of equity securities. The following table summarizes our purchases of common stock for the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share (USD)	Cumulative Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1 - 31, 2023	—	—	41,836,234	12,879,779
November 1 - 30, 2023	335,474	149.04	42,171,708	12,544,305
December 1 - 31, 2023	—	—	42,171,708	12,544,305
Total	335,474	$149.04	42,171,708	12,544,305
On February 21, 2014, our board of directors approved our current share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of our common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant and subject to applicable legal requirements. We are authorized to continue repurchasing shares through June 30, 2024, provided that the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. All share repurchases after February 21, 2014 have been executed under this program. Since approval of the share repurchase program in 2014 through December 31, 2023, we have repurchased a total of 7.5 million shares under this repurchase program for an aggregate of $462.7 million.
Item 3    Defaults Upon Senior Securities
None
Item 4    Mine Safety Disclosures
None
Item 5    Other Information
Rule 10b5-1 Trading Plans of Directors and Executive Officers
Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by our insider trading policy. In accordance with Rule 10b5-1 and our insider trading

PART II – OTHER INFORMATION	Item 1-6
RESMED INC. AND SUBSIDIARIES
policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of our stock, including shares acquired pursuant to our equity incentive plans. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The use of these trading plans permits asset diversification as well as personal financial and tax planning. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with SEC rules, the terms of our insider trading policy and certain minimum holding requirements.
The following table describes any contracts, instructions or written plans for the sale or purchase of the Company’s securities and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act that were adopted by our directors and executive officers during the quarterly period ended December 31, 2023:

Name and Title	Plan Action	Plan Adoption Date	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to Be Purchased or Sold
Michael J. Rider	Adoption	November 28, 2023	November 6, 2024	281
(1)    A trading plan may also expire on such earlier date that all transactions under the trading plan are completed.
During the quarterly period ended December 31, 2023, none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
Transactions by Section 16 directors and officers will be disclosed publicly through Form 144 and Form 4 filings with the SEC to the extent required by law. No non-Rule 10b5-1 trading arrangements (as defined by Item 408(a) of Regulation S-K) were entered into, adopted or terminated by any Section 16 director or officer during the third quarter of 2023.

PART II – OTHER INFORMATION	Item 1-6
RESMED INC. AND SUBSIDIARIES
Item 6    Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	First Restated Certificate of Incorporation of ResMed Inc., as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2013)
3.2	Eighth Amended and Restated Bylaws of ResMed Inc., as adopted on November 17, 2023 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on November 20, 2023)
10.1*	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, filed on January 24, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or arrangement.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

PART II – OTHER INFORMATION	Signatures
RESMED INC. AND SUBSIDIARIES
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
January 24, 2024

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief Executive Officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief Financial Officer
(Principal Financial Officer)