Form 10-Q
period 2024-03-31
RESMED INC
filed 2024-04-26
CIK 943819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At April 22, 2024 there were 146,907,207 shares of Common Stock ($0.004 par value) outstanding. This number excludes 42,432,422 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1
Item 1. Financial Statements
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In US$ and in thousands, except share and per share data)

	March 31, 2024	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$237,910	$227,891
Accounts receivable, net of allowances of $19,810 and $23,603 at March 31, 2024 and June 30, 2023, respectively	779,265	704,909
Inventories (note 3)	829,458	998,012
Prepaid expenses and other current assets (note 3)	504,663	437,018
Total current assets	2,351,296	2,367,830
Non-current assets:
Property, plant and equipment, net (note 3)	539,743	537,856
Operating lease right-of-use assets	147,075	127,955
Goodwill (note 4)	2,835,993	2,770,299
Other intangible assets, net (note 3)	501,024	552,341
Deferred income taxes	162,106	132,974
Prepaid taxes and other non-current assets	277,325	262,453
Total non-current assets	4,463,266	4,383,878
Total assets	$6,814,562	$6,751,708
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$177,445	$150,756
Accrued expenses	356,076	365,660
Operating lease liabilities, current	24,182	21,919
Deferred revenue	150,753	138,072
Income taxes payable	54,671	72,224
Short-term debt, net (note 7)	9,903	9,902
Total current liabilities	773,030	758,533
Non-current liabilities:
Deferred revenue	131,981	119,186
Deferred income taxes	86,564	90,650
Operating lease liabilities, non-current	136,313	116,853
Other long-term liabilities	47,550	68,166
Long-term debt, net (note 7)	997,047	1,431,234
Long-term income taxes payable	12,157	37,183
Total non-current liabilities	1,411,612	1,863,272
Total liabilities	2,184,642	2,621,805
Commitments and contingencies (note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $0.004 par value, 350,000,000 shares authorized; 189,319,079 issued and 146,886,657 outstanding at March 31, 2024 and 188,900,583 issued and 147,064,349 outstanding at June 30, 2023	588	588
Additional paid-in capital	1,847,938	1,772,083
Retained earnings	4,769,963	4,253,016
Treasury stock, at cost, 42,432,422 shares at March 31, 2024 and 41,836,234 shares at June 30, 2023	(1,723,263)	(1,623,256)
Accumulated other comprehensive loss	(265,306)	(272,528)
Total stockholders’ equity	4,629,920	4,129,903
Total liabilities and stockholders’ equity	$6,814,562	$6,751,708
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In US$ and in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net revenue - Sleep and Respiratory Care products	$1,049,023	$980,116	$3,029,915	$2,741,541
Net revenue - Software as a Service	147,957	136,782	432,187	359,395
Net revenue	1,196,980	1,116,898	3,462,102	3,100,936

Cost of sales - Sleep and Respiratory Care products	448,434	443,925	1,353,615	1,214,072
Cost of sales - Software as a Service	47,953	46,899	143,735	126,588
Cost of sales (exclusive of amortization shown separately below)	496,387	490,824	1,497,350	1,340,660

Amortization of acquired intangible assets - Sleep and Respiratory Care products	1,054	1,367	4,294	3,939
Amortization of acquired intangible assets - Software as a Service	6,758	6,955	20,682	18,062
Amortization of acquired intangible assets	7,812	8,322	24,976	22,001
Total cost of sales	504,199	499,146	1,522,326	1,362,661
Gross profit	692,781	617,752	1,939,776	1,738,275

Selling, general, and administrative	229,919	228,457	674,948	633,317
Research and development	77,074	76,436	226,664	209,498
Amortization of acquired intangible assets	11,204	12,188	35,259	29,701
Restructuring expenses (note 11)	—	—	64,228	—
Acquisition related expenses	—	—	—	9,157
Total operating expenses	318,197	317,081	1,001,099	881,673
Income from operations	374,584	300,671	938,677	856,602
Other income (loss), net:
Interest (expense) income, net	(11,026)	(14,964)	(39,787)	(32,436)
Gain (loss) attributable to equity method investments (note 5)	440	(183)	(2,716)	(5,037)
Gain on equity investments (note 5)	13,919	6,418	11,429	11,506
Other, net	(2,496)	(2,564)	(537)	(5,773)
Total other income (loss), net	837	(11,293)	(31,611)	(31,740)
Income before income taxes	375,421	289,378	907,066	824,862
Income taxes	74,929	56,878	178,351	156,970
Net income	$300,492	$232,500	$728,715	$667,892
Basic earnings per share (note 8)	$2.04	$1.58	$4.96	$4.55
Diluted earnings per share (note 8)	$2.04	$1.58	$4.94	$4.53
Dividend declared per share	$0.48	$0.44	$1.44	$1.32
Basic shares outstanding (000's)	146,959	146,914	147,056	146,681
Diluted shares outstanding (000's)	147,450	147,395	147,549	147,400
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In US$ and in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net income	$300,492	$232,500	$728,715	$667,892
Other comprehensive income, net of taxes:
Unrealized gains (losses) on designated hedging instruments	77,503	(12,496)	40,519	(32,699)
Foreign currency translation gain (loss) adjustments	(134,457)	20,787	(33,297)	83,569
Comprehensive income	$243,538	$240,791	$735,937	$718,762
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In US$ and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2023	188,901	$588	$1,772,083	(41,836)	$(1,623,256)	$4,253,016	$(272,528)	$4,129,903
Common stock issued on exercise of options	17	—	983	—	—	—	—	983
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	3	—	(225)	—	—	—	—	(225)
Stock-based compensation costs	—	—	18,510	—	—	—	—	18,510
Other comprehensive loss	—	—	—	—	—	—	(47,620)	(47,620)
Net income	—	—	—	—	—	219,422	—	219,422
Dividends declared ($0.48 per common share)	—	—	—	—	—	(70,597)	—	(70,597)
Balance, September 30, 2023	188,921	$588	$1,791,351	(41,836)	$(1,623,256)	$4,401,841	$(320,148)	$4,250,376
Common stock issued on exercise of options	24	—	1,557	—	—	—	—	1,557
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	163	1	(7,798)	—	—	—	—	(7,797)
Common stock issued on employee stock purchase plan	151	1	17,966	—	—	—	—	17,967
Treasury stock purchases	—	(2)	2	(336)	(50,007)	—	—	(50,007)
Stock-based compensation costs	—	—	19,840	—	—	—	—	19,840
Other comprehensive income	—	—	—	—	—	—	111,796	111,796
Net income	—	—	—	—	—	208,800	—	208,800
Dividends declared ($0.48 per common share)	—	—	—	—	—	(70,678)	—	(70,678)
Balance, December 31, 2023	189,259	$588	$1,822,918	(42,172)	$(1,673,263)	$4,539,963	$(208,352)	$4,481,854
Common stock issued on exercise of options	54	—	4,679	—	—	—	—	4,679
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	6	—	(314)	—	—	—	—	(314)
Stock-based compensation costs	—	—	20,442	—	—	—	—	20,442
Common stock issued on employee stock purchase plan	—	—	213	—	—	—	—	213
Treasury stock purchases	—	—	—	(260)	(50,000)	—	—	(50,000)
Other comprehensive loss	—	—	—	—	—		(56,954)	(56,954)
Net income	—	—	—	—	—	300,492	—	300,492
Dividends declared ($0.48 per common share)	—	—	—	—	—	(70,492)	—	(70,492)
Balance, March 31, 2024	189,319	$588	$1,847,938	(42,432)	$(1,723,263)	$4,769,963	$(265,306)	$4,629,920
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In US$ and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2022	188,247	$586	$1,682,432	(41,836)	$(1,623,256)	$3,613,736	$(312,747)	$3,360,751
Common stock issued on exercise of options	45	—	2,610	—	—	—	—	2,610
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	3	—	(59)	—	—	—	—	(59)
Stock-based compensation costs	—	—	16,919	—	—	—	—	16,919
Other comprehensive loss	—	—	—	—	—	—	(93,381)	(93,381)
Net income	—	—	—	—	—	210,478	—	210,478
Dividends declared ($0.44 per common share)	—	—	—	—	—	(64,431)	—	(64,431)
Balance, September 30, 2022	188,295	$586	$1,701,902	(41,836)	$(1,623,256)	$3,759,783	$(406,128)	$3,432,887
Common stock issued on exercise of options	77	—	5,120	—	—	—	—	5,120
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	265	1	(29,655)	—	—	—	—	(29,654)
Common stock issued on employee stock purchase plan	100	1	16,935	—	—	—	—	16,936
Stock-based compensation costs	—	—	16,464	—	—	—	—	16,464
Other comprehensive income	—	—	—	—	—	—	135,960	135,960
Net income	—	—	—	—	—	224,914	—	224,914
Dividends declared ($0.44 per common share)	—	—	—	—	—	(64,500)	—	(64,500)
Balance, December 31, 2022	188,737	$588	$1,710,766	(41,836)	$(1,623,256)	$3,920,197	$(270,168)	$3,738,127
Common stock issued on exercise of options	18	—	983	—	—	—	—	983
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	6	—	(584)	—	—	—	—	(584)
Stock-based compensation costs	—	—	17,832	—	—	—	—	17,832
Other comprehensive income	—	—	—	—	—	—	8,291	8,291
Net income	—	—	—	—	—	232,500	—	232,500
Dividends declared ($0.44 per common share)	—	—	—	—	—	(64,640)	—	(64,640)
Balance, March 31, 2023	188,761	$588	$1,728,997	(41,836)	$(1,623,256)	$4,088,057	$(261,877)	$3,932,509
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In US$ and in thousands)

	Nine Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$728,715	$667,892
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133,192	118,396
Amortization of right-of-use assets	28,262	23,967
Stock-based compensation costs	58,792	51,215
Loss attributable to equity method investments (note 5)	2,716	5,037
Gain on equity investments (note 5)	(11,429)	(11,506)
Non-cash restructuring expenses (note 11)	33,239	—
Changes in operating assets and liabilities:
Accounts receivable	(76,755)	(88,452)
Inventories	163,294	(255,091)
Prepaid expenses, net deferred income taxes and other current assets	(98,976)	(86,607)
Accounts payable, accrued expenses, income taxes payable and other	96	31,012
Net cash provided by operating activities	961,146	455,863
Cash flows from investing activities:
Purchases of property, plant and equipment	(74,579)	(85,223)
Patent registration and acquisition costs	(13,954)	(10,043)
Business acquisitions, net of cash acquired	(113,767)	(1,011,225)
Purchases of investments (note 5)	(9,692)	(29,729)
Proceeds from exits of investments (note 5)	250	3,937
Proceeds / (payments) on maturity of foreign currency contracts	(11,533)	18,961
Net cash used in investing activities	(223,275)	(1,113,322)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	25,399	25,649
Taxes paid related to net share settlement of equity awards	(8,336)	(30,297)
Purchases of treasury stock	(100,007)	—
Payments of business combination contingent consideration	(1,293)	(316)
Proceeds from borrowings, net of borrowing costs	105,000	1,070,000
Repayment of borrowings	(535,000)	(260,000)
Dividends paid	(211,767)	(193,571)
Net cash (used in) provided by financing activities	(726,004)	611,465
Effect of exchange rate changes on cash	(1,848)	178
Net increase (decrease) in cash and cash equivalents	10,019	(45,816)
Cash and cash equivalents at beginning of period	227,891	273,710
Cash and cash equivalents at end of period	$237,910	$227,894
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$235,245	$145,566
Interest paid	$39,787	$32,436
Fair value of assets acquired, excluding cash	$38,520	$359,730
Liabilities assumed	(5,401)	(148,132)
Goodwill on acquisition	77,712	803,357
Deferred payments	(143)	(874)
Fair value of contingent consideration	4,372	$(2,856)
Cash paid for acquisitions	$115,060	$1,011,225
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
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
The condensed consolidated financial statements for the three and nine months ended March 31, 2024 and March 31, 2023 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K (our “Form 10-K”) for the year ended June 30, 2023.
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
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Disaggregation of revenue
The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
U.S., Canada and Latin America
Devices	$399,281	$372,071	$1,116,513	$1,057,141
Masks and other	288,191	257,070	878,647	765,364
Total U.S., Canada and Latin America	$687,472	$629,141	$1,995,160	$1,822,505
Combined Europe, Asia and other markets
Devices	$238,919	$235,818	$692,411	$611,123
Masks and other	122,632	115,157	342,344	307,913
Total Combined Europe, Asia and other markets	$361,551	$350,975	$1,034,755	$919,036
Global revenue
Total Devices	$638,200	$607,889	$1,808,924	$1,668,264
Total Masks and other	410,823	372,227	1,220,991	1,073,277
Total Sleep and Respiratory Care	$1,049,023	$980,116	$3,029,915	$2,741,541

Software as a Service	147,957	136,782	432,187	359,395
Total	$1,196,980	$1,116,898	$3,462,102	$3,100,936
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
The following table summarizes our contract balances (in thousands):

	March 31, 2024	June 30, 2023	Balance sheet caption
Contract assets
Accounts receivable, net	$779,265	$704,909	Accounts receivable, net
Unbilled revenue, current	37,925	31,521	Prepaid expenses and other current assets
Unbilled revenue, non-current	11,121	10,078	Prepaid taxes and other non-current assets

Contract liabilities
Deferred revenue, current	(150,753)	(138,072)	Deferred revenue (current liabilities)
Deferred revenue, non-current	(131,981)	(119,186)	Deferred revenue (non-current liabilities)
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
Lease Revenue
We lease Sleep and Respiratory Care medical devices to customers primarily as a means to comply with local health insurer requirements in certain foreign geographies. Device rental contracts are classified as operating leases, and contract terms vary by customer and include options to terminate or extend the contract. When lease contracts also include the sale of masks and accessories, we allocate contract consideration to those items on a relative standalone price basis and recognize revenue when control transfers to the customer. Operating lease revenue was $24.1 million and $69.8 million for the three and nine months ended March 31, 2024 and $22.1 million and $66.2 million for the three and nine months ended March 31, 2023.
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
(2)    Segment Information
In November 2023, we announced a new operating model including changes to our executive leadership team and reporting structure. We have quantitatively and qualitatively determined that we continue to operate in two operating segments, which are the Sleep and Respiratory Care segment and the SaaS segment, following these changes.
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
Additionally, effective in the third quarter of fiscal year 2024, we updated the method of attribution of certain costs that are principally managed at the segment level as part of our evaluation of segment operating performance. As a result, certain costs relating to quality and regulatory assurance, commercial legal, operations, sales and marketing, customer service, information technology, and other administrative costs, which were previously included in Corporate costs within our reconciliation of segment operating profit to income before income taxes, are now reported in segment operating results. The financial information presented herein reflects the impact of the preceding reporting change for all periods presented.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The table below presents a reconciliation of net revenues and net operating profit by reportable segments (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net revenue by segment
Sleep and Respiratory Care	$1,049,023	$980,116	$3,029,915	$2,741,541
Software as a Service	147,957	136,782	432,187	359,395
Total	$1,196,980	$1,116,898	$3,462,102	$3,100,936

Depreciation and amortization by segment
Sleep and Respiratory Care	$21,832	$21,201	$64,307	$59,501
Software as a Service	2,358	2,375	7,843	6,385
Amortization of acquired intangible assets and corporate assets	19,284	20,780	61,042	52,510
Total	$43,474	$44,356	$133,192	$118,396

Net operating profit by segment
Sleep and Respiratory Care	$456,182	$381,143	$1,240,061	$1,079,682
Software as a Service (1)	38,754	32,201	111,846	85,908
Total	$494,936	$413,344	$1,351,907	$1,165,590

Reconciling items
Corporate costs	$101,336	$92,163	$274,505	$248,129
Amortization of acquired intangible assets	19,016	20,510	60,235	51,702
Restructuring expenses	—	—	64,228	—
Masks with magnets field safety notification expenses (2)	—	—	6,351	—
Astral field safety notification expenses (3)	—	—	7,911	—
Acquisition related expenses	—	—	—	9,157
Interest expense (income), net	11,026	14,964	39,787	32,436
(Gain) Loss attributable to equity method investments	(440)	183	2,716	5,037
(Gain) loss on equity investments	(13,919)	(6,418)	(11,429)	(11,506)
Other, net	2,496	2,564	537	5,773
Income before income taxes	$375,421	$289,378	$907,066	$824,862
(1)    During the three and nine months ended March 31, 2024, we recorded $2.0 million of operating lease right-of-use asset impairments within our SaaS segment. The impairments related to leases for office space and were recorded within net operating profit.
(2)    The masks with magnets field safety notification expenses relate to estimated costs to provide alternative masks to patients in response to updated contraindications for use of masks that incorporate magnets.
(3)    The Astral field safety notification expenses relate to estimated costs associated with the replacement of a certain component in some of our Astral ventilation devices that were manufactured between 2013 to 2019.
(3)    Supplemental Balance Sheet Information
Components of selected captions in the condensed consolidated balance sheets consisted of the following (in thousands):

Inventories	March 31, 2024	June 30, 2023
Raw materials	$406,641	$459,126
Work in progress	1,845	3,956
Finished goods	420,972	534,930
Total inventories	$829,458	$998,012

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Prepaid expenses and other current assets	March 31, 2024	June 30, 2023
Prepaid taxes	$126,605	$114,009
Prepaid inventories	197,291	143,084
Other prepaid expenses and current assets	180,767	179,925
Total prepaid expenses and other current assets	$504,663	$437,018

Property, Plant and Equipment	March 31, 2024	June 30, 2023
Property, plant and equipment, at cost	$1,256,561	$1,205,868
Accumulated depreciation and amortization	(716,818)	(668,012)
Property, plant and equipment, net	$539,743	$537,856

Other Intangible Assets	March 31, 2024	June 30, 2023
Developed/core product technology	$381,304	$398,740
Accumulated amortization	(272,940)	(265,802)
Developed/core product technology, net	108,364	132,938
Customer relationships	432,148	443,652
Accumulated amortization	(141,927)	(124,220)
Customer relationships, net	290,221	319,432
Other intangibles	254,445	244,373
Accumulated amortization	(152,006)	(144,402)
Other intangibles, net	102,439	99,971
Total other intangibles, net	$501,024	$552,341
Intangible assets consist of developed/core product technology, trade names, non-compete agreements, customer relationships, and patents, which we amortize over the estimated useful life of the assets, generally between two years to fifteen years. There are no expected residual values related to these intangible assets.
During the nine months ended March 31, 2024, we impaired $18.6 million of developed/core product technology intangible assets, $14.5 million of customer relationship intangible assets, and $0.1 million of other intangibles associated with restructuring activities. These non-cash charges were recorded within restructuring expenses in the condensed consolidated statements of operations. Refer to Note 11, Restructuring Expenses, for the facts and circumstances leading to the impairments. We did not record any intangible asset impairments during the three and nine months ended March 31, 2023.
(4)    Goodwill
A reconciliation of changes in our goodwill by reportable segment is as follows (in thousands):

	Nine Months Ended March 31, 2024
	Sleep and Respiratory Care	SaaS	Total
Balance at the beginning of the period	$670,120	$2,100,179	$2,770,299
Business acquisitions	77,712	—	77,712
Foreign currency translation adjustments	(3,111)	(8,907)	(12,018)
Balance at the end of the period	$744,721	$2,091,272	$2,835,993
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
Equity investments by measurement category were as follows (in thousands):

Measurement category	March 31, 2024	June 30, 2023
Fair value	$21,537	$12,423
Measurement alternative	77,380	68,748
Equity method	65,115	65,366
Total	$164,032	$146,537

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following tables show a reconciliation of the changes in our equity investments (in thousands):

	Nine Months Ended March 31, 2024
	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$68,748	$12,423	$65,366	$146,537
Additions to investments	6,567	—	3,125	9,692
Observable price adjustments on non-marketable equity securities	2,315	—	—	2,315
Proceeds from exits of investments	(250)	—	—	(250)
Unrealized gains on marketable equity securities	—	9,114	—	9,114
Realized gains on marketable and non-marketable equity securities	—	—	—	—
Impairment of investments	—	—	—	—
Loss attributable to equity method investments	—	—	(2,716)	(2,716)
Foreign currency translation adjustments	—	—	(660)	(660)
Carrying value at the end of the period	$77,380	$21,537	$65,115	$164,032

	Nine Months Ended March 31, 2023
	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$39,290	$9,167	$9,918	$58,375
Additions to investments	21,738	4,991	60,233	86,962
Observable price adjustments on non-marketable equity securities	12,612	—	—	12,612
Realized gains on marketable and non-marketable equity securities	3,937	—	—	3,937
Proceeds from exits of investments	(3,937)	—	—	(3,937)
Impairment of investments	(3,000)	—	—	(3,000)
Unrealized losses on marketable equity securities	—	(2,043)	—	(2,043)
Loss attributable to equity method investments	—	—	(5,037)	(5,037)
Foreign currency translation adjustments	—	—	2,583	2,583
Carrying value at the end of the period	$70,640	$12,115	$67,697	$150,452
Net unrealized gains recognized for equity investments in non-marketable and marketable securities held as of March 31, 2024 for the three and nine months ended March 31, 2024 were $13.9 million and $11.4 million. Net unrealized gains recognized for equity investments in non-marketable and marketable securities held as of March 31, 2023 for the three and nine months ended March 31, 2023 were $2.5 million and $7.6 million.
(6)    Product Warranties
Changes in the liability for warranty costs, which is included in accrued expenses in our condensed consolidated balance sheets, are as follows (in thousands):

	Nine Months Ended March 31,
	2024	2023
Balance at the beginning of the period	$27,621	$25,889
Warranty accruals for the period	15,927	9,368
Warranty costs incurred for the period	(11,292)	(9,561)
Foreign currency translation adjustments	(315)	144
Balance at the end of the period	$31,941	$25,840

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(7)    Debt
Debt consisted of the following (in thousands):

	March 31, 2024	June 30, 2023
Short-term debt	$10,000	$10,000
Deferred borrowing costs	(97)	(98)
Short-term debt, net	$9,903	$9,902

Long-term debt	$1,000,000	$1,435,000
Deferred borrowing costs	(2,953)	(3,766)
Long-term debt, net	$997,047	$1,431,234
Total debt	$1,006,950	$1,441,136
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
The Revolving Credit Agreement and Term Credit Agreement each terminate on June 29, 2027, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $5.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to the Adjusted Term SOFR (as defined in the Revolving Credit Facility) plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). At March 31, 2024, the interest rate that was being charged on the outstanding principal amounts was 6.3%. An applicable commitment fee of 0.075% to 0.150% (depending on the then-applicable leverage ratio) applies

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
on the unused portion of the revolving credit facility. As of March 31, 2024, we had $1,175.0 million available for draw down under the revolving credit facility.
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As the Revolving Credit and Term Credit Agreements’ interest rate is calculated as Adjusted Term SOFR plus the spreads described above, its carrying amount is equivalent to its fair value as at March 31, 2024 and June 30, 2023, which was $510.0 million and $945.0 million, respectively.
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
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As of March 31, 2024 and June 30, 2023, the Senior Notes had a carrying amount of $500.0 million, excluding deferred borrowing costs, and an estimated fair value of $468.9 million and $462.2 million, respectively. Quoted market prices in active markets for similar liabilities based inputs (Level 2) were used to estimate fair value.
At March 31, 2024, we were in compliance with our debt covenants and there was $1,010.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes.
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
The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 578,065 and 403,736 for the three months ended March 31, 2024 and 2023, respectively, and 618,664 and 290,639 for the nine months ended March 31, 2024 and 2023, respectively, as the effect would have been anti-dilutive.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Basic and diluted earnings per share are calculated as follows (in thousands except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Numerator:
Net income	$300,492	$232,500	$728,715	$667,892
Denominator:
Basic weighted-average common shares outstanding	146,959	146,914	147,056	146,681
Effect of dilutive securities:
Stock options and restricted stock units	491	481	493	719
Diluted weighted average shares	147,450	147,395	147,549	147,400
Basic earnings per share	$2.04	$1.58	$4.96	$4.55
Diluted earnings per share	$2.04	$1.58	$4.94	$4.53
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
On June 2, 2021, New York University ("NYU") filed a complaint for patent infringement in the United States District Court, District of Delaware against ResMed Inc., case no. 1:21-cv-00813 (JPM). The complaint alleges that the AutoSet or AutoRamp features of ResMed’s AirSense 10 AutoSet flow generators infringe one or more claims of various NYU patents, including U.S. Patent Nos. 6,988,994; 9,108,009; 9,168,344; 9,427,539; 9,533,115; 9,867,955; and 10,384,024. According to the complaint, the NYU patents are directed to systems and methods for diagnosis and treating sleeping disorders during different sleep states. The complaint seeks monetary damages and attorneys’ fees. We answered the complaint on September 30, 2021 and filed a motion to dismiss the complaint on the basis that the patents are invalid because the subject matter of the patents is not patentable under the Supreme Court and Federal Circuit precedent. The motion to dismiss was granted in part and denied in part. In December 2022, the Patent Trial and Appeal Board (“PTAB”) of the Patent and Trademark Office granted our request to review the validity of the claims in the patents asserted by NYU against us, determining that there is a reasonable likelihood that we will prevail. In December 2023, the PTAB issued written decisions invalidating each of the challenged claims in each of the NYU patents asserted against us. On December 28, 2023, the District Court entered an order continuing its stay of all proceedings against us pending any appeal by NYU of the invalidation of its patents by the PTAB. On January 31, 2024, NYU appealed the PTAB’s rulings to the Court of Appeals for the Federal Circuit. The appeals are not expected to be resolved before March 2025.
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
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
court for further proceedings. We were not a party to the ITC investigation, and we are not a party to the district court cases, but we sell products that incorporate communications modules at issue in the district court case. The first trial in the cases by Philips against the communications module defendants is set for August 12, 2024.
On June 16, 2022, Cleveland Medical Devices Inc. ("Cleveland Medical") filed suit for patent infringement against ResMed Inc. in the United States District Court for the District of Delaware, case no. 1:22-cv-00794. Cleveland Medical asserts that numerous ResMed connected devices, when combined with certain ResMed data platforms and/or software, including AirView and ResScan, infringe one or more of seven Cleveland Medical patents, including U.S. Patent Nos. 10,076,269; 10,426,399; 10,925,535; 11,064,937; 10,028,698; 11,202,603; and 11,234,637. We moved to dismiss the action because Cleveland Medical sued the wrong ResMed entity, and to dismiss the indirect and willful infringement allegations by Cleveland Medical. On October 2, 2023, the court granted a portion of the motion, dismissing all Cleveland Medical claims for indirect and willful infringement, and denied the rest of the motion. Both parties filed motions for summary judgment in March 2024. Briefing is now complete and a decision on the motions is expected before trial. On March 22, 2023, we filed a petition with the PTAB of the Patent and Trademark Office seeking review of the validity of U.S. Patent No. 10,076,269. On September 25, 2023, the PTAB exercised its discretion to deny our petition challenging the validity of the U.S. Patent No. 10,076,269 in light of the August 2024 trial date in the Delaware District Court case. That discretionary denial was overturned by the Director of the Patent and Trademark Office, and the panel was ordered to reconsider the discretionary denial. That decision is pending.
On March 20, 2023, ResMed Corp. filed suit in the United States District Court for the Southern District of California, case no. 23-cv-00500-TWR-JLB, seeking a declaration that it does not infringe U.S. Patent No. 11,602,284 issued to Cleveland Medical. In November 2023, the case was transferred to the Northern District of Ohio for the convenience of the parties. Cleveland Medical answered the complaint and filed a counterclaim asserting that ResMed Corp. infringes three additional Cleveland Medical patents, including U.S. Patent Nos. 11,375,921; 11,690,512; and 11,786,680. ResMed Corp. has challenged the validity of U.S. Patent No. 11,602,284 in the PTAB. It is expected that the PTAB will determine whether to examine the validity of U.S. Patent No. 11,602,284 patent by June 2024. On April 9, 2024, Cleveland Medical filed a second amended answer and counterclaims accusing ResMed Corp. of infringing U.S. Patent Nos. 11,857,333 and 11,872,029.
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
During the nine months ended March 31, 2024 and March 31, 2023, receivables sold with limited recourse were $148.3 million and $131.8 million, respectively. As of March 31, 2024, the maximum exposure on outstanding receivables sold with recourse and the associated contingent provision were $35.0 million and $0.8 million, respectively. As of June 30, 2023, the maximum exposure on outstanding receivables sold with recourse and contingent provision were $32.6 million and $0.6 million, respectively.
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
The notional value of outstanding foreign cross-currency swaps was $1,035.0 million and $1,046.6 million at March 31, 2024 and June 30, 2023, respectively. These contracts mature at various dates prior to December 31, 2029.
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
The notional value of the outstanding non-designated hedges was $1,409.0 million and $954.7 million at March 31, 2024 and June 30, 2023, respectively. These contracts mature at various dates prior to March 15, 2025.
Fair Values of Derivative Instruments
The following table presents our assets and liabilities related to derivative instruments on a gross basis within the condensed consolidated balance sheets (in thousands):

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	March 31, 2024	June 30, 2023	Balance Sheet Caption
Derivative Assets
Not Designated as Hedging Instruments
Foreign currency hedging instruments	$1,810	$2,126	Prepaid expenses and other current assets
Foreign currency hedging instruments	—	279	Prepaid taxes and other non-current assets
Total derivative assets	$1,810	$2,405
Derivative Liabilities
Designated as Hedging Instruments
Foreign cross-currency swaps – Fair Value Hedge	$13,233	$19,743	Other long-term liabilities
Foreign cross-currency swaps – Net Investment Hedge	27,286	$40,803	Other long-term liabilities
Not Designated as Hedging Instruments
Foreign currency hedging instruments	5,875	9,558	Accrued expenses
Foreign currency hedging instruments	—	595	Other long-term liabilities
Total derivative liabilities	$46,394	$70,699
Fair Value Hedge Gains (Losses)
We recognized the following gains (losses) on the foreign cross currency swaps designated as fair value hedges (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Gain (loss) recognized in other comprehensive income (loss)	$539	$(524)	$3,129	$(5,134)
Gain (loss) recognized on cross-currency swap in interest (expense) income, net (amount excluded from effectiveness testing)	934	754	2,995	1,601
Gain (loss) recognized on cross-currency swap in other, net	7,113	(3,920)	3,381	(13,057)
Gain (loss) recognized on intercompany debt in other, net	(7,113)	3,920	(3,381)	13,057
Net Investment Hedge Gains (Losses)
We recognized the following gains (losses) on the foreign cross currency swaps designated as net investment hedges (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Gain (loss) recognized in cumulative translation adjustment within other comprehensive income (loss)	$17,909	$(14,490)	$13,517	$(37,321)
Gain (loss) recognized from the excluded components in interest (expense) income, net	2,417	1,910	7,722	4,036
Non-designated Derivative Gains (Losses)
We recognized the following gains (losses) in the condensed consolidated statement of operations on derivatives not designated as hedging instruments (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Gain (loss) recognized on foreign currency hedging instruments in other, net	$(23,264)	$(69)	$(7,684)	$19,499
Gain (loss) recognized on other foreign-currency-denominated transactions in other, net	20,207	(2,914)	6,418	(25,619)
Total	$(3,057)	$(2,983)	$(1,266)	$(6,120)
We classified the fair values of all hedging instruments as Level 2 measurements within the fair value hierarchy.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. We minimize counterparty credit risk by entering into derivative transactions with major financial institutions.
(11)    Restructuring Expenses
We did not record any restructuring expenses during the three months ended March 31, 2024. During the nine months ended March 31, 2024, we recorded $64.2 million of restructuring related charges associated with an evaluation of our existing operations to increase operational efficiency, decrease costs and increase profitability. Although the costs associated with the restructuring plan have not been allocated to our business segments' results in Note 2 - Segment Information, the restructuring plan impacted both our Sleep and Respiratory Care and SaaS segments.
Restructuring charges for the nine months ended March 31, 2024 are comprised of $28.6 million of employee severance and other one-time termination benefits, $33.2 million of intangible asset impairments associated with the wind down of certain business activities, and $2.4 million of other miscellaneous asset impairments. These costs are separately presented as restructuring expenses within our condensed consolidated statement of operations. The restructuring was substantially complete at March 31, 2024.

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
In addition, important factors to consider in evaluating such forward-looking statements include changes or developments in healthcare reform, social, macroeconomic, market, legal or regulatory circumstances, including public health crises such as COVID-19 and its variants; changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, the actions or omissions of third parties, including suppliers, customers, competitors and governmental authorities and various other factors. If any one or more of these risks or uncertainties materialize, or underlying estimates or assumptions prove incorrect, actual results may vary significantly from those expressed in our forward-looking statements, and there can be no assurance that the forward-looking statements contained in this report will in fact occur.
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
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following is an overview of our results of operations for the three and nine months ended March 31, 2024. Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes included in this report.
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
We are committed to ongoing investment in research and development and product enhancements. During the three months ended March 31, 2024, we invested $77.1 million on research and development activities, which represents 6.4% of net revenues, with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs. During the three months ended March 31, 2024, we continued the launch of AirSense 11, which introduces new features such as a touch screen, algorithms for patients new to therapy and digital enhancements and over-the-air update capabilities. Due to multiple acquisitions, including Brightree in 2016, HEALTHCAREfirst and MatrixCare in 2018, and MEDIFOX DAN in 2022, our operations include out-of-hospital software platforms designed to support the professionals and caregivers who help people stay healthy in the home or care setting of their choice. These platforms comprise our SaaS business. These products, our cloud-based remote monitoring and therapy management system, and a robust product pipeline, should continue to provide us with a strong platform for future growth.
We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry (“Sleep and Respiratory Care”) and the supply of business management software as a service to out-of-hospital health providers (“SaaS”).
Net revenue for the three months ended March 31, 2024 was $1.2 billion, an increase of 7% compared to the three months ended March 31, 2023. Gross margin was 57.9% for the three months ended March 31, 2024 compared to 55.3% for the three months ended March 31, 2023. Diluted earnings per share was $2.04 for the three months ended March 31, 2024, compared to diluted earnings per share of $1.58 for the three months ended March 31, 2023.
At March 31, 2024, our cash and cash equivalents totaled $237.9 million, our total assets were $6.8 billion and our stockholders’ equity was $4.6 billion.
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
Results of Operations
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Net Revenue
Net revenue for the three months ended March 31, 2024 increased to $1,197.0 million from $1,116.9 million for the three months ended March 31, 2023, an increase of $80.1 million or 7% (a 7% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Three Months Ended March 31,		% Change	Constant Currency*
	2024	2023
U.S., Canada and Latin America
Devices	$399,281	$372,071	7%
Masks and other	288,191	257,070	12
Total U.S., Canada and Latin America	$687,472	$629,141	9
Combined Europe, Asia and other markets
Devices	$238,919	$235,818	1%	1%
Masks and other	122,632	115,157	6	6
Total Combined Europe, Asia and other markets	$361,551	$350,975	3	3
Global revenue
Total Devices	$638,200	$607,889	5%	5%
Total Masks and other	410,823	372,227	10	10
Total Sleep and Respiratory Care	$1,049,023	$980,116	7	7

Software as a Service	147,957	136,782	8	8
Total	$1,196,980	$1,116,898	7	7
*Constant currency numbers exclude the impact of movements in international currencies.
Sleep and Respiratory Care
Net revenue from our Sleep and Respiratory Care business for the three months ended March 31, 2024 was $1,049.0 million, an increase of 7% compared to net revenue for the three months ended March 31, 2023. Movements in international currencies against the U.S. dollar positively impacted net revenue by approximately $0.4 million for the three months ended March 31, 2024. Excluding the impact of currency movements, total Sleep and Respiratory Care net revenue for the three months ended March 31, 2024 increased by 7% compared to the three months ended March 31, 2023. The increase in net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales.
Net revenue from our Sleep and Respiratory Care business in the U.S., Canada and Latin America for the three months ended March 31, 2024 increased to $687.5 million from $629.1 million for the three months ended March 31, 2023, an increase of $58.3 million or 9%. The increase in net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales.
Net revenue in combined Europe, Asia and other markets increased for the three months ended March 31, 2024 to $361.6 million from $351.0 million for the three months ended March 31, 2023, an increase of $10.6 million or 3% (a 3% increase on a constant currency basis). The constant currency increase in device and mask sales in combined Europe, Asia and other was primarily attributable to increased demand and unit sales.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net revenue from devices for the three months ended March 31, 2024 increased to $638.2 million from $607.9 million for the three months ended March 31, 2023, an increase of $30.3 million or 5%, including an increase of 7% in the U.S., Canada and Latin America and an increase of 1% in combined Europe, Asia and other markets (a 1% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the three months ended March 31, 2024 increased by 5%.
Net revenue from masks and other for the three months ended March 31, 2024 increased to $410.8 million from $372.2 million for the three months ended March 31, 2023, an increase of $38.6 million or 10%, including an increase of 12% in the U.S., Canada and Latin America and an increase of 6% in combined Europe, Asia and other markets (a 6% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales for the three months ended March 31, 2024 increased by 10%.
Software as a Service
Net revenue from our SaaS business for the three months ended March 31, 2024 increased to $148.0 million from $136.8 million for the three months ended March 31, 2023, an increase of $11.2 million or 8% (an 8% increase on a constant currency basis). The increase was predominantly due to continued growth in the HME and MEDIFOX DAN verticals within our SaaS business.
Nine Months Ended March 31, 2024 Compared to the Nine Months Ended March 31, 2023
Net Revenue
Net revenue for the nine months ended March 31, 2024 increased to $3,462.1 million from $3,100.9 million for the nine months ended March 31, 2023, an increase of $361.2 million or 12% (a 11% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Nine Months Ended March 31,		% Change	Constant Currency*
	2024	2023
U.S., Canada and Latin America
Devices	$1,116,513	$1,057,141	6%
Masks and other	878,647	765,364	15
Total U.S., Canada and Latin America	$1,995,160	$1,822,505	9
Combined Europe, Asia and other markets
Devices	$692,411	$611,123	13%	11%
Masks and other	342,344	307,913	11	8
Total Combined Europe, Asia and other markets	$1,034,755	$919,036	13	10
Global revenue
Total Devices	$1,808,924	$1,668,264	8%	8%
Total Masks and other	1,220,991	1,073,277	14	13
Total Sleep and Respiratory Care	$3,029,915	$2,741,541	11	10

Software as a Service	432,187	359,395	20	20
Total	$3,462,102	$3,100,936	12	11
Sleep and Respiratory Care
Net revenue from our Sleep and Respiratory Care business for the nine months ended March 31, 2024 was $3,029.9 million, an increase of 11% compared to net revenue for the nine months ended March 31, 2023. Movements in international currencies against the U.S. dollar positively impacted net revenue by approximately $19.8 million for the nine months ended March 31, 2024. Excluding the impact of currency movements, total Sleep and Respiratory Care net revenue for the nine months ended March 31, 2024 increased by 10% compared to the nine months ended March 31, 2023. The increase in net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net revenue from our Sleep and Respiratory Care business in the U.S., Canada and Latin America for the nine months ended March 31, 2024 increased to $1,995.2 million from $1,822.5 million for the nine months ended March 31, 2023, an increase of $172.7 million or 9%. The increase in net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales.
Net revenue in combined Europe, Asia and other markets increased for the nine months ended March 31, 2024 to $1,034.8 million from $919.0 million for the nine months ended March 31, 2023, an increase of $115.7 million or 13% (a 10% increase on a constant currency basis). The constant currency increase in device and mask sales in combined Europe, Asia and other markets was primarily attributable to increased demand and unit sales.
Net revenue from devices for the nine months ended March 31, 2024 increased to $1,808.9 million from $1,668.3 million for the nine months ended March 31, 2023, an increase of $140.7 million or 8%, including an increase of 6% in the U.S., Canada and Latin America and an increase of 13% in combined Europe, Asia and other markets (an 11% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the nine months ended March 31, 2024 increased by 8%.
Net revenue from masks and other for the nine months ended March 31, 2024 increased to $1,221.0 million from $1,073.3 million for the nine months ended March 31, 2023, an increase of $147.7 million or 14%, including an increase of 15% in the U.S., Canada and Latin America and an increase of 11% in combined Europe, Asia and other markets (an 8% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales increased by 13%, compared to the nine months ended March 31, 2023.
Software as a Service
Net revenue from our SaaS business for the nine months ended March 31, 2024 increased to $432.2 million from $359.4 million for the nine months ended March 31, 2023, an increase of $72.8 million or 20% (a 20% increase on a constant currency basis). The increase was predominantly due to our acquisition of MEDIFOX DAN, which was acquired on November 21, 2022. Excluding the MEDIFOX DAN acquisition, SaaS revenue increased 9% and was driven by continued growth in the HME vertical within our SaaS business.
Gross Profit and Gross Margin
Gross profit increased for the three months ended March 31, 2024 to $692.8 million from $617.8 million for the three months ended March 31, 2023, an increase of $75.0 million or 12%. Gross margin, which is gross profit as a percentage of net revenue, for the three months ended March 31, 2024 was 57.9% compared to 55.3% for the three months ended March 31, 2023.
The increase in gross margin for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was due primarily to reductions in freight, and manufacturing cost improvements.
Gross profit increased for the nine months ended March 31, 2024 to $1,939.8 million from $1,738.3 million for the nine months ended March 31, 2023, an increase of $201.5 million or 12%. Gross margin for the nine months ended March 31, 2024 was 56.0% compared to 56.1% for the nine months ended March 31, 2023.
The decrease in gross margin for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023 was due primarily to $14.3 million of combined expenses associated with the field safety notifications for masks with magnets and Astral devices, in addition to an increase in the amortization of acquired intangible assets, partially offset by a favorable impact from our SaaS business and reduced freight, and manufacturing cost improvements. The masks with magnets field safety notification expenses relate to estimated costs to provide alternative masks to patients in response to updated contraindications for use of masks that incorporate magnets. The Astral field safety notification expenses relate to estimated costs associated with the replacement of a certain component in some of our Astral ventilation devices that were manufactured between 2013 to 2019.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operating Expenses
The following table summarizes our operating expenses (in thousands):

	Three Months Ended March 31,		Change	% Change	Constant Currency
	2024	2023
Selling, general, and administrative	$229,919	$228,457	$1,462	1%	1%
as a % of net revenue	19.2%	20.5%
Research and development	77,074	76,436	638	1%	2%
as a % of net revenue	6.4%	6.8%
Amortization of acquired intangible assets	11,204	12,188	(984)	(8)%	(8)%

	Nine Months Ended March 31,		Change	% Change	Constant Currency
	2024	2023
Selling, general, and administrative	$674,948	$633,317	$41,631	7%	6%
as a % of net revenue	19.5%	20.4%
Research and development	226,664	209,498	17,166	8%	9%
as a % of net revenue	6.5%	6.8%
Amortization of acquired intangible assets	35,259	29,701	5,558	19%	19%
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased for the three months ended March 31, 2024 to $229.9 million from $228.5 million for the three months ended March 31, 2023, an increase of $1.5 million or 1%. Selling, general, and administrative expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $0.8 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general, and administrative expenses for the three months ended March 31, 2024 increased by 1% compared to the three months ended March 31, 2023. As a percentage of net revenue, selling, general, and administrative expenses were 19.2% for the three months ended March 31, 2024, compared to 20.5% for the three months ended March 31, 2023.
The constant currency increase in selling, general, and administrative expenses during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 reflects the impact of reduced employee-related costs associated with restructuring initiatives implemented during the three months ended December 31, 2023, partially offset by operating lease right-of-use asset impairments of $2.0 million related to leases for office space during the three months ended March 31, 2023.
Selling, general, and administrative expenses increased for the nine months ended March 31, 2024 to $674.9 million from $633.3 million for the nine months ended March 31, 2023, an increase of $41.6 million or 7%. Selling, general, and administrative expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $3.9 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general, and administrative expenses for the nine months ended March 31, 2024 increased by 6% compared to the nine months ended March 31, 2023. As a percentage of net revenue, selling, general, and administrative expenses were 19.5% for the nine months ended March 31, 2024, compared to 20.4% for the nine months ended March 31, 2023.
The constant currency increase in selling, general, and administrative expenses during the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023 was primarily due to increases in employee-related costs and additional expenses associated with the consolidation of recent acquisitions.
Research and Development Expenses
Research and development expenses increased for the three months ended March 31, 2024 to $77.1 million from $76.4 million for the three months ended March 31, 2023, an increase of $0.6 million, or 1%. Research and development expenses were not significantly impacted by foreign currency movements for the three months ended March 31, 2024, as

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
reported in U.S. dollars. As a percentage of net revenue, research and development expenses were 6.4% for the three months ended March 31, 2024 compared to 6.8% for the three months ended March 31, 2023.
The increase in research and development expenses in constant currency terms was primarily due to increased investment in our SaaS solutions.
Research and development expenses increased for the nine months ended March 31, 2024 to $226.7 million from $209.5 million for the nine months ended March 31, 2023, an increase of $17.2 million, or 8%. Research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $1.2 million for the nine months ended March 31, 2024, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses increased by 9% compared to the nine months ended March 31, 2023. As a percentage of net revenue, research and development expenses were 6.5% for the nine months ended March 31, 2024, compared to 6.8% for the nine months ended March 31, 2023.
The increase in research and development expenses in constant currency terms was primarily due to increased investment in our digital health technologies and SaaS solutions as well as additional expenses associated with the consolidation of recent acquisitions.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets for the three months ended March 31, 2024 totaled $11.2 million compared to $12.2 million for the three months ended March 31, 2023.
Amortization of acquired intangible assets for the nine months ended March 31, 2024 totaled $35.3 million compared to $29.7 million for the nine months ended March 31, 2023. The increase in amortization expense was primarily attributable to our acquisition of MEDIFOX DAN.
Restructuring Expenses
We did not record any restructuring expenses during the three months ended March 31, 2024. During the nine months ended March 31, 2024, we recorded $64.2 million of restructuring related charges associated with an evaluation of our existing operations to increase operational efficiency, decrease costs and increase profitability. Restructuring charges for the nine months ended March 31, 2024 were comprised of $28.6 million of employee severance and other one-time termination benefits, $33.2 million of intangible asset impairments associated with the wind down of certain business activities, and $2.4 million of other miscellaneous asset impairments. The restructuring was substantially complete at March 31, 2024.
Total Other Income (Loss), Net
The following table summarizes our other income (loss) (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Interest (expense) income, net	$(11,026)	$(14,964)	$3,938
Gain (loss) attributable to equity method investments	440	(183)	623
Gain on equity investments	13,919	6,418	7,501
Other, net	(2,496)	(2,564)	68
Total other income (loss), net	$837	$(11,293)	$12,130

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended March 31,
	2024	2023	Change
Interest (expense) income, net	$(39,787)	$(32,436)	$(7,351)
Loss attributable to equity method investments	(2,716)	(5,037)	2,321
Gain on equity investments	11,429	11,506	(77)
Other, net	(537)	(5,773)	5,236
Total other income (loss), net	$(31,611)	$(31,740)	$129
Total other income (loss), net for the three months ended March 31, 2024 was income of $0.8 million compared to a loss of $11.3 million for the three months ended March 31, 2023. Interest expense, net, decreased to $11.0 million for the three months ended March 31, 2024 compared to $15.0 million for the three months ended March 31, 2023 due to lower debt levels following repayments on our Revolving Credit Facility. In addition, we recorded gains associated with our investments in marketable and non-marketable equity securities of $13.9 million for the three months ended March 31, 2024 compared to a gain of $6.4 million for the three months ended March 31, 2023. We also recorded gains attributable to equity method investments for the three months ended March 31, 2024 of $0.4 million compared to losses of $0.2 million for the three months ended March 31, 2023.
Total other income (loss), net for the nine months ended March 31, 2024 was a loss of $31.6 million compared to a loss of $31.7 million for the nine months ended March 31, 2023. Interest expense, net, increased to $39.8 million for the nine months ended March 31, 2024 compared to $32.4 million for the nine months ended March 31, 2023 due to higher debt levels associated with the acquisition of MEDIFOX DAN, which was funded by our Revolving Credit Facility. In addition, we recorded a lower gain associated with our investments in marketable and non-marketable equity securities of $11.4 million for the nine months ended March 31, 2024 compared to a gain of $11.5 million for the nine months ended March 31, 2023. Increases in interest expense, net, and lower gains attributable to investments in marketable and non-marketable equity securities were partially offset by lower foreign exchange net losses for the nine months ended March 31, 2024 of $1.3 million compared to foreign exchange net losses of $6.1 million for the nine months ended March 31, 2023, which are presented in other, net. In addition, we recorded lower losses attributable to equity method investments for the nine months ended March 31, 2024 of $2.7 million compared to $5.0 million for the nine months ended March 31, 2023.
Income Taxes
Our effective income tax rate for the three and nine months ended March 31, 2024 was 20.0% and 19.7%, respectively, as compared to 19.7% and 19.0% for the three and nine months ended March 31, 2023, respectively. Our effective rate of 20.0% for the three months ended March 31, 2024 differs from the statutory rate of 21.0% primarily due to research credits and foreign operations. The increase in our effective tax rate for the three and nine months ended March 31, 2024 was primarily due to a shift in our global mix of earnings and lower tax deductions in the current year associated with the vesting or settlement of employee share-based awards.
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
Net Income and Earnings per Share
As a result of the factors above, our net income for the three months ended March 31, 2024 was $300.5 million compared to $232.5 million for the three months ended March 31, 2023, an increase of $68.0 million, or 29%.
Our diluted earnings per share for the three months ended March 31, 2024 was $2.04 per diluted share compared to $1.58 for the three months ended March 31, 2023, an increase of 29%.
Summary of Non-GAAP Financial Measures
In addition to financial information prepared in accordance with GAAP, our management uses certain non-GAAP financial measures, such as non-GAAP revenue, non-GAAP cost of sales, non-GAAP gross profit, non-GAAP gross margin, non-

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
GAAP income from operations, non-GAAP net income, and non-GAAP diluted earnings per share, in evaluating the performance of our business. We believe that these non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, can provide investors better insight when evaluating our performance from core operations and can provide more consistent financial reporting across periods. For these reasons, we use non-GAAP information internally in planning, forecasting, and evaluating the results of operations in the current period and in comparing it to past periods. These non-GAAP financial measures should be considered in addition to, and not superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Non-GAAP financial measures as presented herein may not be comparable to similarly titled measures used by other companies.
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
These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except percentages):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
GAAP Net revenue	$1,196,980	$1,116,898	$3,462,102	$3,100,936

GAAP Cost of sales	$504,199	$499,146	$1,522,326	$1,362,661
Less: Amortization of acquired intangibles	(7,812)	(8,322)	(24,976)	(22,001)
Less: Masks with magnets field safety notification expenses	—	—	(6,351)	—
Less: Astral field safety notification expenses	—	—	(7,911)	—
Non-GAAP cost of sales	$496,387	$490,824	$1,483,088	$1,340,660

GAAP gross profit	$692,781	$617,752	$1,939,776	$1,738,275
GAAP gross margin	57.9%	55.3%	56.0%	56.1%
Non-GAAP gross profit	$700,593	$626,074	$1,979,014	$1,760,276
Non-GAAP gross margin	58.5%	56.1%	57.2%	56.8%
The measure “non-GAAP income from operations” is equal to GAAP income from operations once adjusted for amortization of acquired intangibles, restructuring expenses, field safety notification expenses, and acquisition-related expenses. Non-GAAP income from operations is reconciled with GAAP income from operations below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
GAAP income from operations	$374,584	$300,671	$938,677	$856,602
Amortization of acquired intangibles - cost of sales	7,812	8,322	24,976	22,001
Amortization of acquired intangibles - operating expenses	11,204	12,188	35,259	29,701
Restructuring expenses	—	—	64,228	—
Masks with magnets field safety notification expenses	—	—	6,351	—
Astral field safety notification expenses	—	—	7,911	—
Acquisition-related expenses	—	—	483	9,157
Non-GAAP income from operations	$393,600	$321,181	$1,077,885	$917,461

PART I – FINANCIAL INFORMATION	Item 2
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
GAAP net income	$300,492	$232,500	$728,715	$667,892
Amortization of acquired intangibles - cost of sales	7,812	8,322	24,976	22,001
Amortization of acquired intangibles - operating expenses	11,204	12,188	35,259	29,701
Restructuring expenses	—	—	64,228	—
Masks with magnets field safety notification expenses	—	—	6,351	—
Astral field safety notification expenses	—	—	7,911	—
Acquisition related expenses	—	—	483	9,157
Income tax effect on non-GAAP adjustments	(5,083)	(5,213)	(34,969)	(14,484)
Non-GAAP net income	$314,425	$247,797	$832,954	$714,267
Diluted shares outstanding	147,450	147,395	147,549	147,400
GAAP diluted earnings per share	$2.04	$1.58	$4.94	$4.53
Non-GAAP diluted earnings per share	$2.13	$1.68	$5.65	$4.85
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
As of March 31, 2024 and June 30, 2023, we had cash and cash equivalents of $237.9 million and $227.9 million, respectively. Our cash and cash equivalents held within the United States at March 31, 2024 and June 30, 2023 were $55.8 million and $49.3 million, respectively. Our remaining cash and cash equivalent balances at March 31, 2024 and June 30, 2023, were $182.1 million and $178.6 million, respectively. Our cash and cash equivalent balances are held at highly rated financial institutions.
As of March 31, 2024, we had $1,175.0 million available for draw down under the revolving credit facility and a combined total of $1,412.9 million in cash and available liquidity under the revolving credit facility.
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
Revolving Credit Agreement, Term Credit Agreement and Senior Notes
On June 29, 2022, we entered into a second amended and restated credit agreement (as amended from time to time, the “Revolving Credit Agreement”). The Revolving Credit Agreement, among other things, provided a senior unsecured revolving credit facility of $1,500.0 million, with an uncommitted option to increase the revolving credit facility by an additional amount equal to the greater of $1,000.0 million or 1.00 times the EBITDA for the trailing twelve-month measurement period. Additionally, on June 29, 2022, ResMed Pty Limited entered into a Second Amendment to the Syndicated Facility Agreement (the “Term Credit Agreement”). The Term Credit Agreement, among other things, provides ResMed Pty Limited a senior unsecured term credit facility of $200.0 million. The Revolving Credit Agreement and Term Credit Agreement each terminate on June 29, 2027, when all unpaid principal and interest under the loans must be repaid. As of March 31, 2024, we had $1,175.0 million available for draw down under the revolving credit facility.
On July 10, 2019, we entered into a Note Purchase Agreement with the purchasers to that agreement, in connection with the issuance and sale of $250.0 million principal amount of our 3.24% senior notes due July 10, 2026, and $250.0 million principal amount of our 3.45% senior notes due July 10, 2029 (“Senior Notes”).
On March 31, 2024, there was a total of $1,010.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes and we were in compliance with our debt covenants. We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and debt facilities.
Cash Flow Summary
The following table summarizes our cash flow activity (in thousands):

	Nine Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$961,146	$455,863
Net cash used in investing activities	(223,275)	(1,113,322)
Net cash (used in) provided by financing activities	(726,004)	611,465
Effect of exchange rate changes on cash	(1,848)	178
Net decrease in cash and cash equivalents	$10,019	$(45,816)
Operating Activities
Cash provided by operating activities was $961.1 million for the nine months ended March 31, 2024, compared to cash provided of $455.9 million for the nine months ended March 31, 2023. The $505.3 million increase in cash flow from operations was primarily due to lower cash outflows on inventory purchases during the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023.
Investing Activities
Cash used in investing activities was $223.3 million for the nine months ended March 31, 2024, compared to cash used of $1,113.3 million for the nine months ended March 31, 2023. The $890.0 million decrease in cash flow used in investing activities was primarily due to cash used to acquire MEDIFOX DAN during the nine months ended March 31, 2023, partially offset by cash used to acquire Somnoware during the nine months ended March 31, 2024.
Financing Activities
Cash used in financing activities was $726.0 million for the nine months ended March 31, 2024, compared to cash provided of $611.5 million for the nine months ended March 31, 2023. The $1,337.5 million increase in cash flow used in financing activities was primarily due to borrowing activity under our Revolving Credit Agreement in order to finance our acquisition of MEDIFOX DAN during the nine months ended March 31, 2023 and subsequent repayments during the nine months ended March 31, 2024.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dividends
During the three months ended March 31, 2024, we paid cash dividends of $0.48 per common share totaling $70.5 million. On April 25, 2024, our board of directors declared a cash dividend of $0.48 per common share, to be paid on June 13, 2024, to shareholders of record as of the close of business on May 9, 2024. Future dividends are subject to approval by our board of directors.
Common Stock
On February 21, 2014, our board of directors approved our current share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of our common stock. Since approval of the share repurchase program in 2014 through March 31, 2024, we have repurchased a total of 7.7 million shares under this repurchase program for an aggregate of $512.7 million. During the nine months ended March 31, 2024, we repurchased 596,188 shares at a cost of $100.0 million. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares of common stock outstanding used in calculating earnings (loss) per share. We are authorized to continue repurchasing shares through June 30, 2024, provided that the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. At March 31, 2024, 12.3 million additional shares remain available for us to repurchase under the approved share repurchase program.
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
Contractual Obligations and Commitments
Other than for purchase obligations, there have been no material changes outside the ordinary course of business in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. Details of our purchase obligations as of March 31, 2024 were as follows:

		Payments Due by March 31,
	Total	2025	2026	2027	2028	2029	Thereafter
Purchase obligations	$970,062	$758,049	$150,879	$21,023	$3,431	$1,600	$35,080
Off-Balance Sheet Arrangements
As of March 31, 2024, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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
The notional value of outstanding foreign cross-currency swaps was $1,035.0 million and $1,046.6 million at March 31, 2024 and June 30, 2023, respectively. These contracts mature at various dates prior to December 31, 2029.
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
The notional value of the outstanding non-designated hedges was $1,409.0 million and $954.7 million at March 31, 2024 and June 30, 2023, respectively. These contracts mature at various dates prior to March 15, 2025.

PART I – FINANCIAL INFORMATION	Item 3
RESMED INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk
Fair Values of Derivative Instruments
The table below provides information (in U.S. dollars) on our foreign currency denominated operating assets and liabilities and after considering our foreign currency hedging activities as of March 31, 2024 (in thousands):

	U.S. Dollar (USD)	Euro (EUR)	Canadian Dollar (CAD)	Chinese Yuan (CNY)
AUD Functional:
Net Assets/(Liabilities)	470,632	(197,322)	—	26,114
Foreign Currency Hedges	(460,000)	156,557	—	(24,930)
Net Total	10,632	(40,765)	—	1,184
USD Functional:
Net Assets/(Liabilities)	—	307,577	34,847	—
Foreign Currency Hedges	—	(302,316)	(29,547)	—
Net Total	—	5,261	5,300	—
SGD Functional:
Net Assets/(Liabilities)	491,399	121,462	—	1,489
Foreign Currency Hedges	(495,000)	(129,564)	—	—
Net Total	(3,601)	(8,102)	—	1,489

PART I – FINANCIAL INFORMATION	Item 3
RESMED INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk
The table below provides information about our material foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars, forward contracts and cross-currency swaps held at March 31, 2024. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

		Fair Value Assets / (Liabilities)
	Total	March 31, 2024	June 30, 2023
AUD/USD
Contract amount	460,000	(1,415)	(1,064)
Ave. contractual exchange rate	AUD 1 = USD 0.6552
AUD/Euro
Contract amount	221,339	235	(915)
Ave. contractual exchange rate	AUD 1 = EUR 0.6183
SGD/Euro
Contract amount	178,151	(255)	(1,760)
Ave. contractual exchange rate	SGD 1 = Euro 0.6862
SGD/USD
Contract amount	495,000	(3,062)	(4,133)
Ave. contractual exchange rate	SGD 1 = USD 0.7478
AUD/CNY
Contract amount	24,930	(396)	(31)
Ave. contractual exchange rate	AUD 1 = CNY 4.7066
USD/EUR
Contract amount	1,034,997	(40,519)	(60,546)
Ave. contractual exchange rate	USD 1 = EUR .9610
USD/CAD
Contract amount	29,547	827	156
Ave. contractual exchange rate	CAD 1 = USD 0.7594
Interest Rate Risk
We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At March 31, 2024, we held cash and cash equivalents of $237.9 million, principally comprised of bank term deposits and at-call accounts, and are invested at both short-term fixed interest rates and variable interest rates. At March 31, 2024, there was $510.0 million outstanding under the Revolving Credit Agreement and Term Credit Agreement, which are subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended March 31, 2024, would not have had a material impact on pretax income. We have no interest rate hedging agreements.
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
As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.
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
Item 1A    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in our annual report on Form 10-K for the fiscal year ended June 30, 2023, which was filed with the SEC and describe various material risks and uncertainties to which we are or may become subject. As of March 31, 2024, there have been no further material changes to such risk factors.
Item 2    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Purchases of equity securities. The following table summarizes our purchases of common stock for the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (USD)	Cumulative Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 - 31, 2024	—	—	42,171,708	12,544,305
February 1 - 29, 2024	260,714	191.76	42,432,422	12,283,591
March 1 - 31, 2024	—	—	42,432,422	12,283,591
Total	260,714	$191.76	42,432,422	12,283,591
On February 21, 2014, our board of directors approved our current share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of our common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant and subject to applicable legal requirements. We are authorized to continue repurchasing shares through June 30, 2024, provided that the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. All share repurchases after February 21, 2014 have been executed under this program. Since approval of the share repurchase program in 2014 through March 31, 2024, we have repurchased a total of 7.7 million shares under this repurchase program for an aggregate of $512.7 million.
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
The following table describes any contracts, instructions or written plans for the sale or purchase of the Company’s securities and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act that were adopted by our directors and executive officers during the quarterly period ended March 31, 2024:

Name and Title	Plan Action	Plan Adoption Date	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to Be Purchased or Sold
Michael J. Farrell	Adoption	January 31, 2024	November 15, 2024	29,366
(1)    A trading plan may also expire on such earlier date that all transactions under the trading plan are completed.
During the quarterly period ended March 31, 2024, none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
Transactions by Section 16 directors and officers will be disclosed publicly through Form 144 and Form 4 filings with the SEC to the extent required by law. No non-Rule 10b5-1 trading arrangements (as defined by Item 408(a) of Regulation S-K) were entered into, adopted or terminated by any Section 16 director or officer during the third quarter of fiscal year 2024.

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
101
The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on April 25, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

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
April 25, 2024

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief Executive Officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief Financial Officer
(Principal Financial Officer)