Form 10-K
period 2024-06-30
RESMED INC
filed 2024-08-09
CIK 943819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________
FORM 10-K
___________________________________________________________________________________________
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of December 31, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such stock on the New York Stock Exchange, was
$25,155,017,346. All directors, executive officers, and 10% stockholders of registrant are considered affiliates. This determination of affiliate status with respect to the foregoing calculation is not a determination for other purposes.
At August 5, 2024, the registrant had 146,932,119 shares of Common Stock, $0.004 par value, issued and outstanding. This number excludes 42,664,067 shares held by the registrant as treasury shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the registrant’s 2024 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this report.

As used in this 10-K, the terms “we”, “us”, “our” and “the Company” refer to ResMed Inc., a Delaware corporation, and its subsidiaries, on a consolidated basis, unless otherwise stated.

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
PART I
Cautionary Note Regarding Forward-Looking Statements
This report contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to, our management. All statements other than statements regarding historical facts are forward-looking statements. The words “believe,” “expect,” “intend,” “anticipate,” “will continue,” “will,” “estimate,” “plan,” “future” and other similar expressions, and negative statements of such expressions, generally identify forward-looking statements, including, in particular, statements regarding expectations of future revenue or earnings, expenses, new product development, new product launches, new markets for our products, the integration of acquisitions, our supply chain, domestic and international regulatory developments, litigation, tax outlook, and the expected impact of macroeconomic conditions on our business. These forward-looking statements are made in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements reflect the views of our management at the time the statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified in Part I, Item 1A “Risk Factors” and elsewhere in this report. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources.
In addition, important factors to consider in evaluating such forward-looking statements include changes or developments in healthcare reform, social, macroeconomic, market, legal or regulatory circumstances, including the impact of public health crises; changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, disruptions and delays in the supply chain, the actions or omissions of third parties, including suppliers, customers, competitors and governmental authorities, geopolitical and economic conditions in foreign jurisdictions impacting our business, and various other factors. If any one or more of these risks or uncertainties materialize, or underlying estimates or assumptions prove incorrect, actual results may vary significantly from those expressed in our forward-looking statements, and there can be no assurance that the forward-looking statements contained in this report will in fact occur.
ITEM 1 BUSINESS
General
We are a global leader in digital health and cloud-connected medical devices. We design innovative solutions to treat and keep people out of the hospital, empowering them to live healthier, higher-quality lives. Our digital health technologies and cloud-connected medical devices transform care for people with sleep apnea, chronic obstructive pulmonary disease, or COPD, and other chronic diseases. Our comprehensive out-of-hospital, or OOH, software platforms support the professionals and caregivers who help people stay healthy in the home or care setting of their choice. By enabling better care, our products improve quality of life, reduce the impact of chronic disease, and lower costs for consumers and healthcare systems.
Following our formation in 1989, we commercialized a continuous positive airway pressure, or CPAP, treatment for obstructive sleep apnea, or OSA, which was the first successful non-invasive treatment for OSA. CPAP systems deliver pressurized air, typically through a mask, to prevent collapse of the upper airway during sleep.
Since the development of CPAP, we have expanded our business by developing or acquiring a number of innovative products and solutions for a broad range of respiratory disorders including technologies to be applied in medical and consumer products, ventilation devices, diagnostic products, mask systems for use in the hospital and home, headgear and other accessories, and dental devices. In addition, we are a leading provider of cloud-based health applications, software and devices designed to provide connected care, enabling clinicians to manage more patients efficiently and effectively, as well as enabling and encouraging patients’ long-term adherence to and satisfaction with their therapy. We also provide management software to agencies providing OOH care, including but not limited to home medical equipment, or HME, home health and hospice, skilled nursing, life plan community, senior living, outpatient therapy and private duty services.

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
We employ over 9,980 people and sell our products in over 140 countries through a combination of wholly owned subsidiaries and independent distributors.
Our website address is www.resmed.com. We make our periodic reports, together with any amendments, available on our investor relations website (https://investor.resmed.com), free of charge, as soon as reasonably practicable after we electronically file or furnish the reports with the Securities and Exchange Commission, or SEC. The SEC maintains an internet site, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We also make available on our investor relations website, public financial information for which a report is not required to be filed with or furnished to the SEC. Information contained on our website or in reports, other than those filed with or furnished to the SEC, is not part of or incorporated into this report.
Corporate History
Our Australian subsidiary, ResMed Holdings Pty Limited, was originally organized in 1989 by Dr. Peter Farrell to acquire from Baxter Center for Medical Research Pty Limited, or Baxter, the rights to certain technology relating to CPAP treatment as well as Baxter’s existing CPAP device business. Baxter acquired the rights to the technology in 1987 and sold CPAP devices in Australia from 1988 until our acquisition of the business.
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
Since formation, we have grown organically through global expansion as well as by acquiring a number of businesses, including distributors, suppliers, developers of medical equipment and related technologies, and software solution providers.
Segment Information
We operate in two segments, which are the Sleep and Respiratory Care segment and the Software as a Service, or SaaS, segment. See Note 13 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8) for financial information regarding segment reporting. Financial information about our revenues from and assets located in foreign countries is also included in the notes to our consolidated financial statements.
The Market
We are focused on sleep and related respiratory care, both of which we believe are globally underpenetrated, and where we believe our products can improve patient outcomes, create efficiencies for our customers, help physicians and providers better manage chronic disease and reduce overall healthcare system costs. Additionally, our software solutions are focused on OOH care, which we believe is fragmented and underserved, and where we see significant opportunity to transform and significantly improve OOH healthcare through a strategy of enabling better patient care, improving clinical decision support, and driving interoperability across OOH care settings.
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
While sleep apnea has been diagnosed in a small portion of a broad cross-section of the population, until recently, it has typically been diagnosed among middle-aged men with obesity. However, we believe the importance of sleep apnea in women is increasingly being recognized, with nearly 40% of new PAP patients being female. A strong association has been discovered between sleep apnea and a number of cardiovascular and metabolic diseases. Studies have shown that sleep apnea is present in approximately 83% of patients with drug-resistant hypertension, approximately 77% of patients with obesity, approximately 76% of patients with chronic heart failure, and approximately 72% of patients with type 2 diabetes.
A study presented at the European Respiratory Society (ERS) International Congress in 2021 and later published in CHEST in 2022 found that using PAP therapy as directed can significantly increase sleep apnea patients’ chances of living longer. The study concluded that people with obstructive sleep apnea who started and continued PAP therapy were 39% more likely to survive over a three-year period than OSA patients who did not. Researchers found that the survival rate gap remained significant when accounting for patients’ ages, overall health, other pre-existing conditions, and causes of death.
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
Sleep fragmentation and the loss of the deeper levels of sleep caused by OSA can lead to excessive daytime sleepiness, fatigue, reduced cognitive function, including memory loss and lack of concentration, depression, and irritability. OSA sufferers also experience an increase in heart rate and an elevation of blood pressure during the cycle of apneas. Several studies demonstrate that the oxygen desaturation, increased heart rate and elevated blood pressure caused by OSA may be associated with increased risk of cardiovascular morbidity and mortality due to angina, stroke, and heart attack. Patients with OSA have been shown to have impaired daytime performance in a variety of cognitive functions including problem- solving, response speed, and visual motor coordination; studies have linked OSA to increased occurrences of traffic and workplace accidents.
Generally, an individual seeking treatment for the symptoms of OSA is referred by a general practitioner to a sleep specialist for further evaluation. The diagnosis of OSA typically requires monitoring the patient during sleep at either a sleep clinic or the patient’s home. During overnight testing, respiratory parameters and sleep patterns may be monitored, along with other vital signs such as heart rate and blood oxygen levels. Simpler tests, using devices such as our ApneaLink Air, NightOwl, or our automatic PAP devices, monitor airflow during sleep, and use computer programs to analyze airflow patterns. These tests allow sleep clinicians to detect sleep disturbances such as apneas, hypopneas, or subconscious awakenings.

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
Before 1981, the primary treatment for OSA was a tracheotomy, a surgical procedure to create a hole in the patient’s windpipe. Alternative surgical treatments have involved either uvulopalatopharyngoplasty, or UPPP, in which surgery is performed on the upper airway to remove excess tissue and streamline the shape of the airway or implant a device to add support to the soft palate. UPPP alone has a poor success rate; however, when performed in conjunction with multi-stage upper airway surgical procedures, a greater success rate has been claimed. These combined procedures, performed by highly specialized surgeons, are expensive and involve prolonged and often painful recovery periods. Consequently, surgical treatments are not considered first-line therapy for OSA. Other alternative treatments available today include nasal surgery, mandibular advancement surgery, dental appliances, palatal implants, somnoplasty, nasal devices, and electrical stimulation of the nerves or muscles. Alternative pharmaceutical therapy treatments expected to be indicated for OSA treatment are under development.
A variety of devices are marketed for the treatment of OSA. Most are only partially effective. CPAP is a reliable treatment for all severities of OSA and is considered first-line therapy. Use of mandibular advancement devices is increasingly used as a second-line option in patients unable to use CPAP or those with mild OSA. These devices cause the mandible and tongue to be pulled forward and improve the dimensions of the upper airway. CPAP is a non-invasive means of treating OSA. CPAP was first used as a treatment for OSA in 1980 by Dr. Colin Sullivan, the past Chairman of our Medical Advisory Board, and was commercialized for treatment of OSA in the United States, or U.S., in the mid-1980s. During CPAP treatment, a patient sleeps with an interface connected to a small portable air device that delivers room air at a positive pressure. The patient breathes in air from the device and breathes out through an exhaust port in the interface. Continuous air pressure applied in this manner acts as a pneumatic splint to keep the upper airway open and unobstructed. Interfaces include nasal masks and nasal pillows. Sometimes, when a patient leaks air through their mouth, a full-face mask may need to be used, rather than a nasal interface.
CPAP is not a cure and, therefore, must be used nightly as long as treatment is required. Patient compliance has been a major factor in the effectiveness of CPAP treatment. Early generations of CPAP units provided limited patient comfort and convenience. Patients experienced soreness from the repeated use of nasal masks and had difficulty falling asleep with the CPAP device operating at the prescribed pressure. In recent years, we have developed product innovations to improve patient comfort and compliance. These include more comfortable patient interface systems; delay timers that gradually increase air pressure allowing the patient to fall asleep more easily; bilevel air devices, including our AirCurve 11 Series devices, which provide different air pressures for inhalation and exhalation; heated humidification systems to make the airflow more comfortable; and auto-titration devices that modulate the average pressure delivered during the night.
Respiratory Care
Our aim is to provide respiratory care solutions to patients with COPD and other chronic respiratory diseases, such as overlap syndrome, obesity hypoventilation syndrome, or OHS, and neuromuscular disease, including amyotrophic lateral sclerosis, or ALS. We aim to improve patient quality of life, slow down disease progression and reduce the costs of patient management.
Our products cover patients ranging from those who only require therapy from CPAP systems at night to those who are dependent on non-invasive or invasive ventilation for life-support. Our devices are predominantly used in the home and, to a lesser extent, in general hospital wards and respiratory wards. We supply CPAP and bilevel device systems, high flow therapy device systems (HFT), non-invasive and invasive ventilators, humidifiers, and accessories, including masks, nasal cannula, and tubing. We also provide data management systems designed to improve the management of patients by care providers.
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
Patients with COPD can have different clinical presentations. Patients with chronic bronchitis present with low level of oxygen (hypoxemia) and elevated levels of carbon dioxide (hypercapnia), a chronic productive cough, cor pulmonale, and commonly have excess weight. Patients with emphysema have more normal blood gases, are usually thin and hyperinflated

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
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
Obesity Hypoventilation Syndrome. OHS is characterized by the combination of obesity, chronic alveolar hypoventilation leading to daytime hypercapnia and hypoxia and sleep apnea after the exclusion of other causes of alveolar hypoventilation. An estimated 90% of patients with OHS also have OSA. In patients with OHS, positive airway therapy, with either CPAP or NIV, has been shown to effectively treat upper airway obstruction and reverse daytime respiratory failure as well as reduce the work of breathing and improve respiratory drive.
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
Software as a Service
Due to multiple acquisitions, including Brightree in April 2016, HEALTHCAREfirst in July 2018, MatrixCare in November 2018, and MEDIFOX DAN in November 2022, our operations now include software platforms that comprise our SaaS business. Our SaaS strategy is to develop a portfolio that assists durable or home medical equipment (DME/HME) providers, and other long-term care providers operate more effectively and efficiently across various OOH care settings. With a comprehensive set of software and services offerings, our SaaS solutions enable providers to streamline workflow and deliver an improved patient experience across our existing vertical markets including HME and home infusion, facility-based organizations including skilled nursing, senior living, and life plan communities, home health and hospice providers, and to adjacent providers through a growing portfolio of value-added solutions with broad applicability. Our offerings can help providers perform analytics, manage documentation and implement new reimbursement requirements as well as more effectively transfer data as patients move between different care settings.
Business Strategy
We believe the treatment of sleep apnea and respiratory care will continue to grow due to a number of factors, including increasing awareness of OSA, CSA and COPD; improved understanding of the role of sleep apnea treatment in the management of cardiac, neurologic, metabolic, and related disorders; improved understanding of the role of non-invasive

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
ventilation in the management of COPD; and an increase in the use of digital and product technology to improve patient outcomes and create efficiencies for customers and providers. Our strategy for expanding our business operations and capitalizing on the growth of the sleep apnea and respiratory care, as well as growth in OOH care settings, consists of the following key elements:
•Continue Product Development and Innovation in Sleep Apnea and Respiratory Care Products. We are committed to ongoing innovation in developing products for the diagnosis and treatment of sleep apnea. We have been a leading innovator of products designed to treat sleep apnea more effectively, increase patient comfort, convenience, and encourage compliance with prescribed therapy. We have introduced a full suite of masks in our AirFit and AirTouch and other ranges, and we offer advanced and expanded integrations of our therapy-based software solutions used by providers, including AirView, to promote greater patient adherence to therapy. Our acquisitions have also included adding a portfolio of sleep apnea products such as through our acquisition of Curative Medical in 2015.
Likewise, we are committed to ongoing innovation of our respiratory care products that serve the needs of patients with COPD and neuromuscular diseases, providing advanced and expanded integrations of our therapy-based software solutions including AirView for Respiratory Care, enabling clinicians to remotely monitor patients on some ventilation devices and bilevel devices.
•Broaden our Digital Health Technology Foundation. Digital enablement is central to our strategy. Our secure cloud-based digital health applications, along with our devices, are designed to provide connected care to improve patient outcomes and efficiencies for our customers, allowing fewer professionals to manage more patients and empowering patients to track their own health outcomes. We are expanding our cloud-based patient management and engagement platforms, such as AirView, enabling remote monitoring, over-the-air trouble shooting and changing of device settings, U-Sleep enabling automated patient coaching through a text, email or interactive voice phone call and myAir, a patient engagement application that provides sleep coaching and a daily score based on users' sleep data. In the United States we have released ResMed MaskSelector, an easy-to-use digital tool to make ResMed mask selection and sizing easier for patients and more effective for providers. Sleep is becoming a more important aspect of our customers' lives. We believe increased adoption of wearables with sleep monitoring functionality will drive more sleep-concerned consumers into care pathways.
We believe that the combination of continued product development, product and technology acquisitions and innovation are key factors of our ongoing success. Approximately 19% of our employees are devoted to research and development activities.
•Expand SaaS Solutions in Out-of-Hospital Care Settings. Our vision is to transform and significantly improve OOH healthcare through a strategy of enabling better patient care, improving clinical decision support, and driving interoperability across OOH healthcare settings. Since acquiring Brightree in 2016, plus MatrixCare and HEALTHCAREfirst in 2018, we offer software solutions across multiple OOH healthcare settings including HME, home health and hospice, skilled nursing, life plan communities, senior living, and private duty. Our acquisition of MEDIFOX DAN in 2022 expanded ResMed’s SaaS business to Germany and added new OOH care sectors to our ecosystem, including outpatient therapy. We are connecting capabilities across the platforms in these OOH care settings to help our customers be more efficient, better serve people, keep them out of hospital, and provide care in lower-cost, higher-quality care settings. Today, our SaaS solutions support out of hospital providers serving over 150 million individual patient accounts.
•Expand Geographic Presence. We offer our products in more than 140 countries to sleep clinics, home healthcare dealers, patients and third-party payors. We intend to increase our sales and marketing efficiency in our principal geographies, as well as expand the depth of our presence in other high-growth geographic regions. In 2015, we acquired Curative Medical to invest in China and expand our growth potential in sleep apnea, COPD and respiratory care there. In 2019, we acquired HB Healthcare, a privately owned HME that serves both reimbursed and cash-pay customers of sleep and respiratory care devices in South Korea. In 2021, we acquired Tong-il, another leading sleep and respiratory care HME provider in South Korea, reinforcing both our commitment and capability to serve South Koreans living with sleep apnea, COPD, and other chronic respiratory diseases.
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
RESMED INC. AND SUBSIDIARIES
neurologists, and other medical subspecialists who treat these conditions and their associated comorbidities. We target special interest groups, including the National Stroke Association, the American Heart Association, COPD Foundation, and the National Sleep Foundation, to further increase awareness of the relationship between OSA, COPD, neuromuscular disease, and comorbidities such as cardiac disease, diabetes, hypertension, and obesity. The programs also support our efforts to inform the community of the dangers of sleep apnea with regard to occupational health and safety, especially in the transport industry. We have helped establish a center for clinical care and medical research at the University of California, San Diego, in the fields of sleep apnea and COPD. We have also established a chair for the study of sleep medicine at Harvard Medical School. We believe that recent interest in GLP-1 weight loss drugs will potentially drive additional patients into our treatment funnel, as previously untreated sleep apnea is diagnosed as part of their clinical evaluation.
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
•Leverage the Experience of our Management Team. Our senior team has extensive experience in the medical device industry in general, and in the fields of sleep apnea, respiratory care and healthcare informatics in particular. We intend to continue to leverage the experience and expertise of these individuals to maintain our innovative approach to the development of products and solutions and to increase awareness of the serious medical problems caused by untreated sleep apnea and the use of non-invasive ventilation, and in-home life-support ventilation to treat COPD and other chronic respiratory diseases.
Products
Our portfolio of products includes devices, diagnostic products, mask systems, headgear and other accessories, dental devices, and cloud-based software and informatics solutions. For purposes of the following discussion, we generally refer to our air flow generators and ventilators collectively as devices.
Devices
We produce cloud-connected CPAP, automatic positive airway pressure, or APAP, bilevel, adaptive servo-ventilation, or ASV, and HFT devices that deliver positive airway pressure through a patient interface, either a mask or cannula. Our APAP, devices, known as AutoSet, are based on a patented technology to monitor breathing and can also be used in the diagnosis, treatment and management of OSA in some countries. During fiscal year 2017, we launched AirMini, a small portable CPAP combining the same proven therapy modes used in our APAP devices with waterless humidification enabling portable convenience. During fiscal year 2021, we launched our new platform of connected CPAP and APAP devices, AirSense 11, which introduced new features such as a touch screen, algorithms for patients new to therapy, and digital enhancements, such as over-the-air update capabilities. Devices in total accounted for approximately 52%, 54%, and 52% of our net revenues in fiscal years 2024, 2023, and 2022, respectively.

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
The tables below provide an illustrative selection of devices, as known by our trademarks.

CPAP, APAP & BILEVEL PRODUCTS	DESCRIPTION
AirSense Platform –AirSense 11 AutoSet –AirSense 11 AutoSet for Her –AirSense 11 CPAP –AirSense 11 Elite –AirSense 10 AutoSet –AirSense 10 CPAP –AirSense 10 Elite	Combining enhanced digital health technology with effective therapy modes, AirSense™ 11 APAP and CPAP machines are designed to make starting sleep apnea therapy, and adhering to it, easier and more convenient. Our newest device, AirSense 11 includes new features like myAir™ Personal Therapy Assistant and Care Check-In designed to provide tailored guidance to PAP users, helping ease them into therapy and comfortable nightly use. Other features include the availability of remote software updates so users can enjoy the latest version of these tools every night. The prior generation of these devices, called AirSense™ 10, is the most widely used series of CPAP and APAP machines, each designed to deliver high-quality therapy for a better night’s sleep. All AirSense machines include a built-in humidifier, Climate Control Auto setting to provide breathing comfort, AutoRamp™ with sleep onset detection and can be used with myAir™, an online support program and app that helps users track their therapy.
AirCurve Bilevel Platform –AirCurve 11 VAuto –AirCurve 11 ASV –AirCurve 10 VAuto –AirCurve 10 ASV –AirCurve 10 S	Bilevel machines include two pressure level settings: a higher pressure when a patient inhales, and a lower pressure that makes it easier to exhale. AirCurve™ devices are for therapy users who benefit from greater pressure support. AirCurve™ 11 VAuto and AirCurve™ 10 VAuto treat patients with OSA and non-compliant OSA. AirCurve™ 11 ASV and AirCurve™ 10 ASV treat patients with CSA, OSA, mixed apneas or periodic breathing. AirCurve 11 includes myAir™, Care Check-In and Personal Therapy Assistant, digital health solutions designed to help users start therapy and stay on track. All AirCurve machines include a built-in humidifier, Climate Control Auto setting to provide breathing comfort and myAir™, an online support program and app that helps users track their therapy.
AirMini portable CPAP	The smallest portable CPAP on the market today, AirMini features the same auto-adjusting therapy modes used in the AirSense™ 10 Auto. The device also features built-in Bluetooth connectivity and effective waterless humidification enabled by HumidX technology.

VENTILATION PRODUCTS	DESCRIPTION
Stellar 100 and 150	ResMed Stellar™ 100 and 150 ventilators are suitable for invasive and non-invasive ventilation, either at home or in a healthcare setting. They are not a life support ventilator. Stellar 150 also includes iVAPS™ (intelligent Volume-Assured Pressure Support) technology to adjust to changing respiratory needs.
Astral 100 and 150	ResMed Astral™ 100 and 150 are life support devices that provide personalized care every step of the way. With both invasive and non-invasive options, they offer a lightweight design, exceptional battery life and adaptive technologies to provide greater mobility and peace of mind.
AirCurve 10 ST-A
ResMed AirCurve™ 10 ST-A is designed for people with respiratory conditions that affect breathing such as restrictive lung disorders, severe COPD and hypoventilation. It combines user-friendly controls, an intuitive interface and automatic features to make ventilation therapy effective, comfortable and hassle-free.

Lumis VPAP S, ST and ST-A	ResMed Lumis™ series ventilators are designed to provide personalized ventilation support for people with respiratory insufficiency or OSA and are suitable for non-invasive ventilation, either at home or in a healthcare setting. They are not a life support ventilator. The Lumis™ 150 VPAP ST and ST-A feature iVAPS™ technology to adjust to changing respiratory needs.
Mask Systems, Diagnostic Products, Accessories and Other Products
Masks, diagnostic products and accessories together accounted for approximately 35%, 34%, and 37% of our net revenues in fiscal years 2024, 2023, and 2022, respectively.
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
Minimalist
AirFit F40, AirFit F30, AirFit P10, and AirFit N30 minimalist masks feature our lightest, lowest profile designs. The features of these masks are focused on minimizing contact with the patient’s face to reduce red marks and irritation.

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

PRODUCTS	DESCRIPTION
ApneaLink Air	A portable diagnostic device that measures oximetry, respiratory effort, pulse, nasal flow and snoring. It works with AirView Diagnostics to provide comprehensive diagnostic solution to clinicians.
NightOwl	A portable, cloud-connected, fully disposable diagnostic device that measures AHI based on derived peripheral arterial tone, actigraphy, and oximetry over several nights.
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

PRODUCTS	DESCRIPTION
AirView	A cloud-based system enabling remote monitoring and changing of patients’ device settings. AirView also makes it easier to simplify workflows and collaborate more efficiently across patient care networks.
myAir	A personalized therapy management application for patients with sleep apnea providing support, education and troubleshooting tools for increased patient engagement and improved compliance.
U-Sleep	A compliance monitoring solution that enables providers to streamline their sleep programs to achieve better business and patient outcomes.
Connectivity Module	A module providing a seamless cellular connection between our compatible ventilation devices (e.g., Astral, Stellar) and our AirView™ system.
SaaS Products
Following multiple acquisitions, including Brightree in 2016, HEALTHCAREfirst and MatrixCare in 2018, and MEDIFOX DAN in November 2022, we now provide OOH software products designed to support the professionals and caregivers helping people stay healthy in the home or care setting of their choice. SaaS revenue accounted for approximately 12%, 12%, and 11% of our net revenue in fiscal years 2024, 2023, and 2022, respectively.

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
Across the sleep and respiratory care platforms, we support clinical trials in many countries including the United States, Canada, Germany, France, the United Kingdom, Switzerland, Netherlands, Spain, Portugal, Sweden, Denmark, Iceland, Argentina, Chile, China, Republic of Korea, Japan, Malaysia, Singapore, and Australia to develop new clinical applications for our technology. We also continue to support some of the largest sleep apnea studies in history by performing advanced statistical analyses on millions of real-world, de-identified, clinical data points collected through our cloud-connected devices and patient engagement tools. These studies provide clinical insights around patient management, device settings, and predictors of patient adherence that inform our product development efforts. Some of the more recent real-world studies point to a link between PAP adherence and lower healthcare resource utilization.
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
Our SaaS solutions are sold to providers of healthcare in various OOH settings. We market and sell our Brightree business management software and service solutions to providers in the United States. Our primary markets are HME, pharmacy, home infusion, orthotics and prosthetics. Our sales activities for Brightree products are conducted through an employee sales organization made up of strategic account managers, sales engineers and sales directors. We develop, market, and sell our MatrixCare care management and related ancillary solutions to providers in the U.S. and our primary customers are senior living; skilled nursing; life plan communities; home health, home care, and hospice agencies as well as related accountable care organizations. Our MatrixCare management solutions are primarily sold through direct sales and ancillary solutions are sold both through direct sales and channel sellers.
Combined Europe, Asia, and other markets. We market our products in most major countries in combined Europe, Asia and other geographies. We have wholly owned subsidiaries in Australia, Austria, China, Czech Republic, Denmark, Finland, France, Germany, India, Ireland, Japan, Korea, Netherlands, New Zealand, Norway, Poland, Sweden, Switzerland, Taiwan, Thailand, and the United Kingdom. We use a combination of our direct sales force and independent distributors to sell our products in combined Europe, Asia, and other regions. We select independent distributors in each country based on their knowledge of respiratory medicine and a commitment to treatment of sleep apnea with our therapy. In countries where we sell our products direct, a local senior manager is responsible for direct national sales. In many countries, we sell our products to home healthcare dealers or hospitals who then sell the products to the patients. In Germany, Australia, New

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
Zealand, and South Korea, we also operate home healthcare businesses, providing products and services directly to patients through a vertically integrated network.
We only sell our SaaS products in the United States and Germany.
Manufacturing
We operate a globally distributed manufacturing network designed to optimize quality, control costs, reduce time to market for new product introduction, and generate supply chain resilience. Our manufacturing operations consist of specialist component production as well as technical assembly and comprehensive testing and quality control of our devices, masks, and accessories. Of the numerous raw materials, parts and components purchased for our therapeutic and diagnostic sleep disorder products, many are available from multiple vendors. We also purchase uniquely configured components from various suppliers, including some who are single-source suppliers for us. Any reduction or halt in supply from one of these suppliers could limit our ability to manufacture our products or devices until a replacement supplier is found and qualified. We generally manufacture to our internal sales forecasts and fill orders as received. We strive for continuous improvement in manufacturing processes to deliver year-on-year improvement in output, cost, and product quality. Each manufacturing site and team are responsible for the quality of their product group and decisions are based on performance and quality measures, including customer feedback.
The most disruptive effects of the COVID-19 pandemic are behind us and the global recall instituted by one of our major competitors continues to drive global demand for our devices. We continue to be impacted by periodic transport disruptions and supply constraints on certain raw materials and electronic components, including semiconductor chips. These disruptions and constraints have impacted and may continue to impact our ability to manufacture products in quantities and the time necessary to satisfy global customer demand, which could negatively impact our results of operations.
Our quality management system is based upon the requirements of ISO 13485, FDA Quality Management System Regulation (formerly the Quality System Regulation for Medical Devices), European Medical Device Regulation (“MDR”), the Medical Device Directive (93/42/EEC) and other applicable regulations for the markets in which we sell. Our main manufacturing sites are certified to ISO 13485 and are audited at regular intervals by a Notified Body. Additionally, our Sydney, Tuas, San Diego, Atlanta, and Moreno Valley sites are certified under the Medical Device Single Audit Program or MDSAP, an audit of medical device manufacturers’ quality management system to satisfy multiple regulatory requirements. MDSAP audits are conducted by a MDSAP recognized auditing organization and can fulfill the needs of multiple regulatory jurisdictions (e.g., Australia, Brazil, Canada, Japan, and the United States of America). Our Sydney manufacturing operation operates an Environmental Management System (EMS) certified to ISO 14001:2015. We are progressively extending the EMS across our manufacturing network.
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
In the United States, our products are purchased primarily by home healthcare dealers, health systems, or sleep clinics, who invoice third-party payors directly for reimbursement. Domestic third-party payors include government payors such as Medicare and Medicaid and commercial health insurance plans. These payors may deny coverage and reimbursement if they determine that specific defined coverage criteria are not met or that a device is not used in accordance with certain covered treatment methods, or is experimental, or not deemed reasonable and necessary. The long-term trend towards cost-containment, through managed healthcare, or other legislative proposals to reform healthcare, could control or significantly influence the purchase of healthcare services and products and could result in lower prices for our products. In some

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
countries, such as France, Germany, and Japan, government reimbursement is currently available for the purchase or rental of our products, subject to constraints such as price controls or unit sales limitations. In Australia, China, and some other countries, there is currently limited or no reimbursement for devices that treat OSA.
Healthcare reform in the United States continues to bring significant changes to the third-party payor landscape. The DMEPOS Competitive Bidding Program was mandated by Congress through the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA). In 2011, the Centers for Medicare & Medicaid Services, or CMS, implemented the Durable Medical Equipment, Prosthetics, Orthotics and Supplies (DMEPOS) competitive bidding program, which included durable medical equipment purchasers of our CPAP and respiratory assist devices (or bilevel devices), and related supplies and accessories. Under the program, DMEPOS suppliers compete to become Medicare contract suppliers by submitting bids to furnish certain items in competitive bidding areas (CBAs). The lower payment amounts resulting from the competition may replace the Medicare fee schedule amounts for the bid items in these areas. CMS is required by law to recompete these contracts at least once every three years and to roll out the competitive bidding process nationally or adjust prices in non-competitive bidding areas to match competitive bidding prices. The implementation of the competitive bidding program has resulted in reduced Medicare payment for CPAP and respiratory assist devices, and related supplies and accessories in both competitive bidding areas and non-competitive bidding areas.
The last round of competitive bid contracts lapsed, effective January 1, 2019. CMS then removed 13 product categories, including CPAP and respiratory assist devices (or bilevel devices), from the Round 2021 Competitive Bidding Program competition. As a result, these products are currently subject to a temporary gap period during which any Medicare-enrolled DMEPOS suppliers may furnish DMEPOS items and services to patients. Payment for Medicare-enrolled DMEPOS suppliers in former CBAs are based on 100% of the single payment amount, for the CBA increased by the projected percentage change in the Consumer Price Index for all Urban Consumers (CPI-U) from January 2023 to January 2024. At some time in the future we expect that CMS will start bidding for the next round of the DMEPOS Competitive Bidding Program after the agency completes the formal public notice and comment rulemaking process.
As of January 1, 2024, for items furnished in non-CBAs, fees are based on fully-adjusted rates per the applicable methodology under Code of Federal Regulations Title 42 414.210 (g).
Other legislative changes have been proposed and adopted since the Affordable Care Act (ACA) was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 but were subject to a temporary suspension. The Protecting Medicare and American Farmers From Sequester Cuts Act was signed into law December 10, 2021. The law extended the 2% Medicare sequester moratorium through March 31, 2022, adjusted the sequester to 1% between April 1, 2022, and June 30, 2022, and reinstated the full 2% sequestration cut which began on July 1, 2022. The payment reduction applicable to healthcare providers applies to the approved Medicare payment amount, after the deductible and coinsurance are applied. The reduction in payment does not affect the 20% coinsurance owed by the patient.
Additionally, in 2022, the Department of Veterans Affairs (VA) proposed an adjustment through regulation to amend the previously adopted schedule of VA ratings for sleep apnea. Specifically, the proposed rule would remove in its entirety the current 30% disability rating for veterans exhibiting excessive daytime sleepiness and instead replacing it with a 10% disability rating for veterans with a sleep apnea diagnosis with incomplete relief (as determined by a sleep study) with treatment including a CPAP machine, and further, remove the automatic 50% disability rating for veterans with a documented need for a CPAP machine (50% disability would instead require that the veteran have a sleep apnea diagnosis with ineffective treatment, as determined by a sleep study, or who is unable to use treatment due to comorbid conditions, without end-organ damage). The VA has not yet adopted these changes to the disability ratings system for sleep apnea but should this proposal, or another similar proposal to limit disability ratings be adopted, fewer veterans may pursue treatment of sleep apnea using CPAP or more veterans would claim ineffective treatment with CPAP to obtain the higher rating.
The legislative landscape is complex and changes with the influence of one party or the other. We expect that the ACA, these new laws and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for our products and services. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
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
Our primary Sleep and Respiratory Care competitors include Philips BV; Fisher & Paykel Healthcare Corporation Limited; DeVilbiss Healthcare; Apex Medical Corporation; BMC Medical Co. Ltd.; React Health Corporation; and Lowenstein plus regional and new-entrant manufacturers. Finally, our products compete with surgical procedures, nerve stimulation devices, and dental appliances designed to treat OSA and other sleep apnea-related respiratory conditions. The adoption of new pharmaceuticals to treat obesity, a typical comorbidity of OSA, could impact our ongoing or future sales. The development of new or innovative procedures, devices, or therapies by others could result in our products becoming obsolete or noncompetitive, which would harm our revenues and financial condition.
For our SaaS business, competition is also intense, rapidly evolving, and subject to changing technology, low barriers to entry, shifting customer needs, and frequent introductions of new products and services. Many of our customers use systems developed in-house to run their businesses. The development of new or innovative software solutions by others could result in our solutions becoming obsolete or noncompetitive, which would harm our revenues and financial condition.
Any product developed by us will have to compete for market acceptance and sales. An important factor in such competition may be the timing of market introduction of competitive products and solutions. Accordingly, the speed with which we can develop products and solutions, complete clinical testing and regulatory clearance processes, and provide commercial supply of products and solutions to the market are important competitive factors. In addition, our ability to compete will continue to be dependent on successfully protecting our products with patents and other intellectual property.
Patents and Proprietary Rights and Related Litigation
We rely on a combination of patents, designs, trademarks, trade secrets, copyrights, and non-disclosure agreements to protect our proprietary technology and rights. Some of these patents, patent applications, and designs relate to significant aspects and features of our products. We believe the combination of these rights, in aggregate, are of material importance to each of our businesses. Through our various subsidiaries, as of the date of this report, we own or have licensed rights to approximately 9,711 pending, allowed or granted patents and designs globally. Patents and designs have various statutory terms based on the legislation in individual jurisdictions which may be subject to change. Of our patents, approximately 612 U.S. patents and approximately 1,507 foreign patents are due to expire in the next five years. We believe that the expiration of these patents will not have a material adverse impact on our competitive position.
Litigation has been necessary in the past and may be necessary in the future to enforce patents issued to us, to protect our rights, or to defend third-party claims of infringement asserted against us by others. The defense and prosecution of patent claims, including pending claims, as well as participation in other inter-party proceedings, can be expensive and time-consuming, even in those instances in which the outcome is favorable to us. Patent laws regarding the enforceability of patents vary from country to country. We have in the past, and may in the future, be required or choose to license patents and other intellectual property rights owned by other parties. Therefore, there can be no assurance that patent issues will be uniformly resolved, or that local laws will provide us with consistent rights and benefits.

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
Government Regulations
FDA
Our products are subject to extensive regulation particularly as to safety, efficacy and adherence to FDA Quality System Regulation, and related manufacturing standards. Medical device products are subject to rigorous FDA and other governmental agency regulations in the United States and similar regulations of foreign agencies abroad. The FDA regulates the design, development, research, preclinical and clinical testing, introduction, manufacture, advertising, labeling, marking, packaging, marketing, distribution, import and export, and record keeping for our products, in order to ensure that medical products distributed in the United States are safe and effective for their intended use. In addition, the FDA is authorized to establish special controls to provide reasonable assurance of the safety and effectiveness of most devices. Non-compliance with applicable requirements can result in import detentions, fines, civil and administrative penalties, injunctions, suspensions or losses of regulatory approvals, recall or seizure of products, operating restrictions, refusal of the government to approve product export applications or allow us to enter into supply contracts, and criminal prosecution.
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

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
applicable regulations setting forth detailed cGMP requirements, as set forth in the QSR, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all phases of the design and manufacturing process. Noncompliance with these standards can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, refusal of the government to grant clearance or approval of devices, withdrawal of marketing approvals and criminal prosecutions. We believe that our design, manufacturing and quality control procedures are in compliance with the FDA’s regulatory requirements.
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

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
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

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
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
The federal Anti-Kickback Statute is a criminal statute that prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. Due to the breadth of the federal Anti-Kickback Statute, Congress set forth certain exceptions and authorized the Secretary of the Department of Health and Human Services to issue regulations that set forth certain safe harbors to protect arrangements that while implicating the federal Anti-Kickback Statute, would generally not cause harm to federal healthcare programs or patients. Satisfaction of all elements of a particular Anti-Kickback Statute statutory exception or regulatory safe harbor will provide immunity from prosecution under the Anti-Kickback Statute to the parties to such remunerative arrangement. Failure to satisfy all elements of an exception or safe harbor, however, does not necessarily lead to a violation of the federal Anti-Kickback Statute. Because the Anti-Kickback Statute is an intent-based statute, each arrangement is subject to a facts and circumstances analysis to determine whether the requisite intent under the statute is present.
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
FCPA and Other Anti-Bribery and Anti-Corruption Laws
The U.S. Foreign Corrupt Practices Act, or FCPA, prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA includes interactions with certain healthcare professionals in many countries, either directly or through our contracted distributors. Our present and future business has been and will continue to be subject to various other U.S. and foreign laws, rules and/or regulations. The shifting commercial compliance environment and the need to build and maintain robust systems to comply with different compliance or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, additional integrity oversight and reporting obligations, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
Data Privacy and Security Laws
Under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, which we collectively refer to as HIPAA, the Department of Health and Human Services, or HHS, has issued regulations, including the HIPAA Privacy, Security and Breach Notification Rules, to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities and their business associates, as well as covered subcontractors. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. Penalties for violations of HIPAA regulations include significant civil and criminal penalties for each violation.
In some of our operations, such as those involving our cloud-based software digital health applications, we are a business associate under HIPAA. Therefore, we are required to comply with the HIPAA Security Rule, Breach Notification Rule and certain provisions of the HIPAA Privacy Rule, as well as the terms of our business associate agreements that we enter into with our covered entity customers. We are limited by HIPAA with respect to our use and disclosure of protected health information created or received through our business associate arrangements and could potentially face significant civil and criminal penalties if the Department of Health and Human Services Office for Civil Rights (OCR), or any state Attorney General, were to determine that we failed to comply with the applicable HIPAA standards.
In addition to federal privacy and security regulations, there are a number of state laws governing confidentiality and security of personal information that are applicable to our business. For example, the California Consumer Privacy Act, effective on January 1, 2020, as amended by the California Privacy Rights Act (collectively, the “CCPA”), was the first of a series of state privacy laws designed to provide California residents expanded rights with regard to their personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context. CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and the CCPA may increase our compliance costs and potential liability. Further, since 2020, approximately one-quarter of U.S. states have adopted—and other states are proposing to adopt— their own comprehensive data protection laws, with varying implementation dates that began on January 1, 2023. The application of the laws and the requirements contained therein is not uniform. Although the majority of these omnibus state laws exclude business data, we may be required to undertake additional compliance investment to evaluate the application of these laws to our business and to implement compliance measures and potentially change our business processes. If we are subject to

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
or affected by HIPAA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
In addition to these comprehensive data protection laws, to date, several states have adopted laws specifically regulating the collection, use, storage, and disclosure of biometrics, and additional states are seeking to regulate—and/or restrict the use of—biometrics in the future. Certain of our products use, or permit the use of, information that could be classified as a biometric under these or other laws. If we are subject to or affected by these or other laws, we may be required to modify the way in which we make available our product or certain features of our products. We also may be required to implement additional practices or processes or otherwise invest our resources to comply with these and other regulations.
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
Numerous other state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of patient health information and other personal information. In addition, Congress and some states are considering new laws and regulations that further protect the privacy and security of medical records or medical information. All 50 states and the District of Columbia have passed laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected customers. The Federal Trade Commission, or FTC, and states’ Attorneys General have also brought enforcement actions and prosecuted data breach cases as unfair and/or deceptive acts or practices under the FTC Act. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information. These laws may apply directly to our business or indirectly by contract when we provide services to other companies. Both the FTC and the OCR have focused on the use of online tracking technologies that collect personal information and protected health information as an enforced priority. The FTC has also identified the use of artificial intelligence (AI) and the potential bias in AI as one of its enforcement and policy priorities, including the use of AI in the healthcare space. Our services and products may use AI now or in the future. We intend to continue to comprehensively protect all personal information and to comply with all applicable laws regarding the protection of such information, including with respect to online tracking, as well as to monitor developments regarding the use of AI that could be relevant to our products and services.
Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
could adversely affect our business, financial condition and results of operations, damage our reputation and customers’ trust.
Human Capital
At ResMed, our mission of transforming patient care in the OOH setting through innovative solutions and technology-driven integrated care is achieved by our commitment and continuous efforts in fostering an inclusive environment that creates a strong sense of belonging, which unlocks the potential, skills and creativity of our people. Our Code of Business Conduct & Ethics, Diversity and Inclusion practices and policies on workplace behavior, discrimination and harassment, health and safety, and employee benefits facilitate talent attraction, retention, and development.
Our board of directors and its committees provide general oversight on a range of our human capital management efforts. This includes environmental, social, and governance efforts addressed below.
As of June 30, 2024, we had approximately 9,980 employees and contingent workers, of which approximately 4,070 were employed in cost of sales activities including areas such as warehousing and manufacturing, 1,870 in research and development and 4,040 in sales, marketing and administration. Of our employees and contingent workers, approximately 3,050 (31%) were located in the United States, Canada and Latin America, 2,980 (30%) in Asia, 1,530 (15%) in Australia and 2,420 (24%) in Europe. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel that represent the diverse world we live in. ResMed’s average global turnover rate for fiscal year 2024 was approximately 18%.
Diversity and Inclusion
Our values of belonging, inclusion and diversity for success (“BIDS”) are woven into the way we work and design our products and help us transform healthcare and improve lives globally. Our BIDS team strives to impact and develop solutions, campaigns, and programs for our people, patients, and products to drive our overall success. Our objectives this year included leveraging our global community of Employee Resource Groups (“ERGs”) to help with product design and people development, creating and delivering development opportunities, identifying new and different sourcing practices and measurements, emphasizing accessibility and disability inclusion, maintaining community partnerships that encourage STEM and the advancement of medical technology, and promoting brand awareness.
Employee Resource Groups. We continue to place a high value on inclusion-building initiatives that create opportunities around cultural awareness and professional development. We are proud of our global, employee-driven ERG network that engages over 6,000 people with weekly learning opportunities. These groups include African and African-American, Asia-American-Pacific Islander, LGBTQIA+, Hispanic and Latin, Veterans, Women in San Diego, Women in Sales, Women in SaaS, Women in Canada, Women in Tech Sydney, Parents, Caregivers, All Abilities, Australian Indigenous, and groups in Malaysia, Singapore, Ireland, Germany and France that collectively focus on local and culturally appropriate inclusion-building needs.
Learning and Development of Diversity and Inclusion Values. Our leaders across the organization work directly with our Head of Diversity and Inclusion to identify and provide relevant trainings for their teams to create an inclusive workplace while complying with anti-discrimination laws. We maintained our BIDS Certificate program, which focuses on inclusive leadership and psychological safety. We also launched a digital coaching application for employees worldwide that provides leadership coaching in over 150 scenarios. In addition, we launched a global mentorship and leadership program for women across the Company, ElevateHER, which has cohorts around the world and is focused on building confidence and encouraging strategic thinking. The team also delivered trainings on allyship, the value of diversity on teams, inclusive leadership and disability etiquette.
Strategic Inclusive Development. A Global Council of employees meets every two months to review and provide feedback on BIDS developments and programs, as well as sharing feedback on ongoing diversity and inclusion efforts. Further, our Employee Handbook has been updated to formalize certain inclusivity initiatives. Additionally, we have assessed the language within the source code of our products and platforms to ensure that it does not act to discriminate, is inclusive and does not perpetuate racist stereotypes. We are also actively defining and streamlining language for product testing, trials and patient outreach.

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
Leadership Engagement. C-Suite Executives, alongside the CEO, receive quarterly updates on diversity data and inclusion-building efforts. Additionally, each ERG is supported by at least one executive sponsor, creating a vast network of champions that help promote and sponsor BIDS, ERG initiatives and the overall success of our business.
Sourcing and Recruiting. We train our recruiting workforce on the value of hiring diverse teams and diversity sourcing strategies, and we partner with external organizations that develop and supply diverse talent. We work closely with business partners across the organization and recruiters on sourcing ideation and outreach initiatives that align with our values. In addition, we are continually improving our diversity dashboard to better understand our metrics around applicants, candidates, and the current workforce. We comply with global laws preventing discrimination in hiring practices. We do not employ the use of quotas or required hiring targets.
Talent Development and Retention
Building and strengthening our talent pipeline is imperative to our success. Our approach to talent and performance is designed to ensure employees and managers have regular feedback conversations about performance goals and development, to enable our high-performance culture, and to create an environment where we achieve our strategy.
At ResMed, we have specific career and development pathways designed for specific roles in consultation with operational management, human resources, and learning and development specialists. We provide online courses that are role-specific, with formal tracking of employee completion and performance. Online and face-to-face courses on operational compliance issues are developed and delivered in-house. Online compliance courses on ResMed’s Code of Business Conduct and Ethics, diversity and inclusion, compliance with laws against discrimination, US Foreign Corrupt Practices Act, and health & safety are developed by our Learning and Development team with external subject-matter advisers.
Compensation and Benefits
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
Employee Health and Safety
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
Employee Engagement and Wellbeing
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
RESMED INC. AND SUBSIDIARIES
ITEM 1A RISK FACTORS
Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained in this Report and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, with material adverse effects on us, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline, and you may lose all or part of your investment.
Summary of Risk Factors
The following is a summary of the risks that are more fully described in the following section below:
Risks Related to Our Business and Industry
•Our inability to compete successfully may harm our business.
•Consolidation in the healthcare industry and healthcare payment reform could have an adverse effect on our revenues and results of operations.
•Global macroeconomic conditions, including inflation, supply chain disruptions, and fluctuations in foreign currency exchange rates, could adversely affect our operations and profitability.
•Our business, financial condition and results of operations could be harmed by the effects of pandemics, epidemics, or other public health crises.
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
•If we fail to source, develop and retain key employees, our business may suffer.
•Our leverage and debt service obligations could adversely affect our business.
Risks Related to Manufacturing, IT Systems, Commercial Operations and Plans for Future Growth
•Disruptions in the supply of components from our suppliers could result in a significant reduction in sales and profitability.
•We are increasingly dependent on information technology systems and infrastructure.
•Actual or attempted breaches of security, unauthorized disclosure of information, attacks which reduce availability of systems such as denial of service, or the perception that personal and/or other sensitive or confidential information in our possession is not secure, could result in a material loss of business, substantial legal liability or significant harm to our reputation.
•We may not be able to realize the anticipated benefits from acquisitions, which could adversely affect our operating results.
•If we are unable to support our continued growth or achieve expected operating efficiencies, our business could suffer.
•Our business depends on our ability to market effectively to dealers of home healthcare products and sleep clinics.

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
•Our SaaS business depends substantially on customers entering, renewing, upgrading and expanding their agreements for cloud services, term licenses, and maintenance and support agreements with us. Any decline in our customer renewals, upgrades or expansions could adversely affect our future operating results.
•If our SaaS products fail to perform properly or if we fail to develop enhancements, we could lose customers, become subject to service performance or warranty claims and our sales could decline.
•If there are interruptions or performance problems associated with our technology or infrastructure, our existing SaaS customers may experience service outages, and our new customers may experience delays in the deployment of our platforms.
•Climate change and natural disasters, or other environmental events beyond our control, could negatively impact our business operations and financial condition.
Risks Related to Non-Compliance with Laws, Regulations and Healthcare Industry Shifts
•Healthcare reform or other cost-cutting measures, including changes in coverage policy for our products, by government or commercial payors may have a material adverse effect on our industry and our results of operations.
•Government and private insurance plans may not adequately reimburse our customers for our products, which could result in reductions in sales or selling prices for our products.
•We are subject to various risks relating to our compliance with fraud and abuse laws and transparency laws relating to our interactions with our customers, healthcare providers, and patients, which could subject us to government investigation, litigation, or other penalties to the extent our activities or relationships are found not to comply or could otherwise cause us to incur significant costs to defend our actions, and could result in substantial fines, penalties, harm our reputation, divert our management’s attention, or result in changes in our business operations that could harm our ability to successfully market and sell our products and services.
•Our use and disclosure of personal information, including health information, is subject to federal, state and foreign privacy, artificial intelligence, data, biometrics and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability, regulatory investigations, legal actions, or reputational harm.
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
•Sustainability and corporate governance issues may have an adverse effect on our business, financial condition and results of operations and reputation.

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
Risks Related to the Securities Markets and Ownership of Our Common Stock
•Our quarterly operating results are subject to fluctuation for a variety of reasons.
•Delaware law and provisions in our charter could make it difficult for another company to acquire us.

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
Risk Factors
Risks Related to Our Business and Industry
Our inability to compete successfully may harm our business. The geographic markets for our products, which encompass Sleep and Respiratory Care products and SaaS offerings, are highly competitive and are characterized by frequent product improvements and evolving technology. Our ability to compete successfully depends, in part, on our ability to develop, manufacture and sell innovative new products and to enhance existing products. For our Sleep and Respiratory Care business, the development of innovative new products by our competitors or the discovery of alternative treatments or potential cures for the conditions that our products treat could make our products noncompetitive or obsolete. Current competitors, new entrants, academics, and others currently may be developing, or may develop, new devices, alternative treatments or cures, and targeted or indirect pharmaceutical solutions to the conditions our products treat that could provide better features, clinical outcomes or economic value than those that we currently offer or subsequently develop. For example, certain pharmaceutical treatments, such as GLP-1’s currently used to treat diabetes or for weight loss, may enhance patient health, lower the occurrence of obesity, potentially reduce the severity of OSA, or be approved for treatment of OSA. For SaaS, the demand for business management software is highly competitive, rapidly evolving, subject to changing technology, with low barriers to entry, shifting customer needs and frequent introductions of new products and services. Many prospective customers have invested substantial personnel and financial resources to create, implement and integrate their current business management software into their operations and, therefore, may be reluctant or unwilling to change from their current in-house solution or provider to one of our platforms or products.
Additionally, some of our competitors, including those described above, have greater financial, research and development, manufacturing and marketing resources than we do. The past several years have seen a trend towards consolidation in the healthcare industry and in the geographic markets for our products. Industry consolidation could result in greater competition if our competitors combine their resources, if our competitors are acquired by other companies with greater resources than ours, or if our competitors become affiliated with customers of ours. The healthcare space is attractive to many companies, particularly new entrants interested in developing digital health models to compete with offerings of more established companies like us. Additionally, one of our competitors, Philips, has an ongoing product recall. We cannot predict the timing or nature of their substantial return or the impact to our business, financial condition, and results of operations. Continuing competition could increase pressure on us to reduce the selling prices of our products or could cause us to increase our spending on research and development and sales and marketing. If we are unable to develop innovative new products, maintain competitive pricing, enhance existing products, and offer products that purchasers perceive to be as good as those of our competitors, our sales and gross margins could decrease which would harm our business.
Consolidation in the healthcare industry and healthcare payment reform could have an adverse effect on our revenues and results of operations. Many home healthcare dealers and OOH health providers are consolidating, which may result in greater concentration of purchasing power. Numerous initiatives and reforms by legislators, regulators, and third-party payors to curb the rising cost of healthcare have catalyzed a consolidation of aggregate purchasing power where we sell our products. As the healthcare industry consolidates, competition to provide goods and services to industry participants may become more intense. These industry participants may try to use their market power to negotiate price concessions or volume reductions for medical devices and components produced by us. If we are forced to reduce our prices because of consolidation in the healthcare industry, our revenues may decrease and our consolidated earnings, financial condition, and/or cash flows may suffer.
Global macroeconomic conditions, including inflation, supply chain disruptions, and fluctuations in foreign currency exchange rates, could continue to adversely affect our operations and profitability. Global economic conditions, geopolitical instability, and other macroeconomic factors, including inflation, supply chain disruptions, such as recent shipping disruptions in the Red Sea, interest rate and foreign currency rate fluctuations, and volatility in the capital markets could negatively impact our business, financial condition, and results of operations. The growth of our business and demand for our products are affected by changes in the health of the overall global economy. Deterioration in the global economic environment may cause decreased demand for our products which could result in lower product sales, lower prices for our products, or reduced reimbursement rates by third-party payors, while increasing the cost of operating our business.
Macroeconomic conditions may impact our global supply chain, primarily through constraints on raw materials and electronic components. These constraints on raw materials and electronic components may also impact companies outside

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
of our direct industry, which could result in a competitive supply environment causing higher costs, requiring us to commit to minimum purchase obligations as well as make upfront payments to our suppliers. These disruptions may impact our ability to produce and supply products in quantities necessary to satisfy customer demand, which could negatively impact our results of operations. Highly competitive and constrained supply chain conditions may increase our cost of sales, which may adversely impact our profitability.
Global economic conditions may impact foreign currency exchange rates relative to the U.S. dollar. Although the majority of our net sales and cash generation have been made in the U.S., as our business in countries outside of the U.S. continues to increase, our exposure to foreign currency exchange risk related to our foreign sales and operations will increase. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Australian Dollar, Singapore Dollar, Euro, Chinese Yuan, and Canadian Dollar, have had and could in the future have an adverse effect on our financial results, including our net sales, margins, gains and losses, as well as on the values of our assets and liabilities.
Our business, financial condition and results of operations could be harmed by the effects of pandemics, epidemics, or other public health crises. We are subject to risks associated with public health crises, which have had and may have an adverse impact on certain aspects of our business in the future. The extent to which public health crises impact our business, results of operations, and financial condition will depend on future developments which are highly uncertain and are difficult to predict. These developments include, but are not limited to, actions taken to contain outbreaks or address their impact, the timing, distribution, and efficacy of treatments, and the imposition of government lockdowns, quarantine and physical distancing requirements.
We are subject to various risks relating to international activities that could affect our overall profitability. We manufacture substantially all of our products outside the United States and sell a significant portion of our products outside the United States. Sales in combined Europe, Asia and other regions accounted for approximately 36% and 36% of our net revenues in the years ended June 30, 2024 and June 30, 2023, respectively. Our sales and operations outside of the U.S. are subject to several difficulties and risks that are separate and distinct from those we face in the U.S., including:
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
In December 2021, the United States adopted the Uyghur Forced Labor Prevention Act (“UFLPA”) which creates a rebuttable presumption that any goods, wares, articles, and merchandise mined, produced, or manufactured in whole or in part in the Xinjiang Uyghur Administrative Region of China, or that are produced by certain entities, are prohibited from importation into the United States and are not entitled to entry. These import restrictions came into effect in June 2022. Additionally, the military conflict between Russia and Ukraine has resulted in the implementation of sanctions by the U.S. and other governments against Russia and has caused significant volatility and disruptions globally. While we are not presently aware of any direct impacts these restrictions have had on our suppliers’ supply chains, disruptions resulting from the conflict in Ukraine and the UFLPA may materially and negatively impact our suppliers’ ability to obtain a sufficient supply of raw materials necessary to meet the quantity and/or timing of our product demands. Further, it is not possible to

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
predict the short- and long-term implications of this conflict, which could include but are not limited to further sanctions, uncertainty about economic and political stability, increases in inflation rate and energy prices, cyber-attacks, supply chain challenges and adverse effects on currency exchange rates and financial markets. Our sales into Russia and Ukraine did not constitute a material portion of our total revenue in fiscal year 2024.
Further escalation of geopolitical tensions, or new geopolitical tensions, could have a broader impact that expands into other markets where we do business, which could adversely affect our business and/or our supply chain, business partners or customers in the broader region. We are continuing to monitor conflicts and geopolitical risks globally as well as assess the potential impact on our business.
Any of the above factors may have a material adverse effect on our ability to increase or maintain our sales or otherwise have a material adverse impact on our business, financial condition, and results of operations.
Our products are the subject of clinical trials conducted by us, our competitors, or other third parties, the results of which may be unfavorable, or perceived as unfavorable, and could have a material adverse effect on our business, financial condition, and results of operations. As a part of the regulatory process to obtain marketing clearance for new products and new indications for existing products, or for other reasons, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations, and trial endpoints. We, our competitors, or other third parties may also conduct clinical trials involving our commercially sold products. The results of clinical trials may be unfavorable or inconsistent with previous findings or could identify safety signals associated with our products. Current or future clinical trials may not meet primary endpoints, may reveal disadvantages of our products and solutions for various countries we address, or could generate unfavorable or inconsistent clinical data. Clinical data, or purchasers or regulatory bodies’ perception of the clinical data, may adversely impact our ability to obtain product clearances or approvals, and our position in, and share of, the countries in which we sell our products. Moreover, if these clinical trials identify serious safety issues associated with our products, potentially adverse consequences could result, including that regulatory authorities could withdraw clearances or approvals of our products, we could be required to halt the marketing and sales of our products or recall our products, we could be required to update our product labeling with additional warnings, we could be sued and held liable for harm caused to patients, and our reputation may suffer. Any of these could have a material adverse impact on our business, financial condition, and results of operations.
We are subject to potential product liability claims that may exceed the scope and amount of our insurance coverage, which would expose us to liability for uninsured claims. We are subject to potential product liability claims as a result of the design, manufacture and marketing of medical devices. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates. In addition, we would have to pay any amount awarded by a court outside of our policy limits. Our insurance policies have various exclusions, and thus we may be subject to a product liability claim for which we have no insurance coverage, requiring us to pay the entire amount of any award. We cannot assure that our insurance coverage will be adequate or that all claims brought against us will be covered by our insurance and we cannot assure that we will be able to obtain insurance in the future on terms acceptable to us or at all. A successful product liability claim brought against us in excess of our insurance coverage, if any, may require us to pay substantial amounts, which could harm our business. We may also be affected by the product recalls and other risks associated with the products of our competitors if customers and patients are uncertain if issues affecting our competitors may also affect us.
Our intellectual property may not protect our products, and/or our products may infringe on the intellectual property rights of third parties. We rely on a combination of owned and licensed patents, trade secrets and non-disclosure agreements to protect our intellectual property. Our success depends, in part, on our ability to obtain and maintain U.S. and foreign patent protection for our products, their uses and our processes to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties. We have in the past and may in the future be required to license patents and other intellectual property rights owned by other parties. We have pending patent applications, and we do not know whether any patents will issue from any of these applications. We do not know whether any of the claims in our issued patents or pending applications will provide us with any significant protection against competitive products or otherwise be commercially valuable. Legal standards regarding the validity of patents and the proper scope of their claims are still evolving, and there is no globally consistent law or policy regarding the breadth of valid claims. Additionally, there may be third-party patents, patent applications and other intellectual property held by entities much larger than us, that are relevant to our products and technology which are not known to us and that block or compete with our products. We face the risks that:

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
•third parties will infringe our intellectual property rights;
•our non-disclosure agreements will be breached;
•we will not have adequate remedies for infringement;
•our trade secrets will become known to or independently developed by our competitors;
•third parties will be issued patents that may prevent the sale of our products or require us to license and pay fees or royalties in order for us to be able to market some of our products; or
•third parties may assert patents and other intellectual property rights against our suppliers, causing interruption in supply of components or other essential inputs.
Litigation may be necessary to enforce patents issued to us, to protect our proprietary rights, or to defend third-party claims that we have infringed on proprietary rights of others. If the outcome of any litigation, proceeding or claim brought against us were adverse, we could be subject to significant liabilities to third parties, could be required to obtain licenses from third parties, could be forced to design around the patents at issue or could be required to cease sales of the affected products. If we become involved in any intellectual property litigation, we may be required to pay substantial damages, including but not limited to treble damages, attorneys’ fees and costs, for past infringement, or could be at risk for an injunction if it is ultimately determined that our products infringe a third party’s intellectual property rights. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive and may divert management’s attention from other business matters. In addition, a license may not be available at all or on commercially viable terms, and we may not be able to redesign our products to avoid infringement. Additionally, the laws regarding the enforceability of patents vary from country to country, and we cannot provide assurance that any patent issues we face will be uniformly resolved, or that local laws will provide us with consistent rights and benefits.
If we fail to source, develop and retain key employees, our business may suffer. Our ability to compete effectively depends on our ability to source and retain key employees, including people in senior management, sales, marketing, technology, and research and development positions. Competition for top talent in the healthcare, technology and SaaS industries can be intense. Our ability to source and retain such talent will depend on many factors, including hiring practices of our competitors, compensation and benefits, flexibility regarding virtual and hybrid work arrangements, work location, work environment, industry economic conditions, and corporate culture. If we cannot effectively source, develop and retain qualified employees to drive our strategic goals, our business could suffer.
Our leverage and debt service obligations could adversely affect our business. As of June 30, 2024, our total consolidated debt was $0.7 billion and we may incur additional indebtedness in the future. Our indebtedness could have adverse consequences, including:
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
Risks Related to Manufacturing, IT Systems, Commercial Operations and Plans for Future Growth
Disruptions in the supply of components from our suppliers could result in a significant reduction in sales and profitability. We purchase configured components for our devices from various suppliers, including some who are single-source suppliers for us. Disruptions in the price or supply of configured components may limit our ability to manufacture

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
our devices in a timely or cost-effective manner, which could result in a significant reduction in sales and profitability. We cannot assure that a replacement supplier would be able to configure its components for our devices on a timely basis or, in the alternative, that we would be able to reconfigure our devices to integrate the replacement part. A reduction, delay or halt in supply while a replacement supplier reconfigures its components, or while we reconfigure our devices for the replacement part, may limit our ability to manufacture our devices in a timely or cost-effective manner, which could result in a significant reduction in sales and profitability. We cannot assure that our inventories would be adequate to meet our production needs during any prolonged interruption of supply.
In particular, a global semiconductor supply shortage has had and continues to have wide-ranging effects across multiple industries, and it has impacted suppliers that incorporate semiconductors into the parts they supply to us. High demand and shortages of supply have adversely affected and could materially adversely affect our ability to obtain sufficient quantities of semiconductors and electronic components on commercially reasonable terms or at all. While we have entered into agreements for the supply of many components, there can be no assurance we will be able to extend or renew these agreements on similar terms or that suppliers will fulfill their commitments under existing agreements. Furthermore, to secure necessary components, we may be obligated to purchase them at prices that are higher than those available in the current market and/or may incur significant price increases from suppliers in the future. In addition, we have and may continue to be required to commit to greater purchase volumes and/or make prepayments to our suppliers. Purchase obligations, extended lead times, and decreased availability of key components may also cause an adverse effect on our financial condition or results of operations. Delays in our ability to produce and deliver our devices could cause our customers to purchase alternative products from our competitors.
Additionally, substantial increases in product demand, including in response to a product recall by a major competitor, Philips, have resulted and could continue to result in higher costs for materials and components, and increased expenditures for freight and other expenses, which have and could continue to negatively impact our profit margins. If supply constraints continue, our ability to meet increased demand and our corresponding ability to sell affected products may be materially reduced. The reintroduction of products by Philips could lead to reduced demand for our products.
We are increasingly dependent on information technology systems and infrastructure. We rely on information technology systems and infrastructure, including technologies and services provided by third parties, to support our business processes and activities, products and customers. Our business therefore depends on effective, reliable and secure operation of our technology systems and related infrastructure. These technology systems are potentially vulnerable to breakdown or other interruption by fire, power loss, system malfunction, unauthorized access and other events. Likewise, data privacy breaches by employees and others with both permitted and unauthorized access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public, or may be permanently lost. While we have invested heavily in the protection of data and information technology and in related training, there can be no assurance that our efforts will prevent significant breakdowns, breaches in our systems or other cyber incidents that could have a material adverse effect upon the reputation, business, operations or financial condition of the company. In addition, significant implementation issues may arise as we continue to consolidate and outsource certain computer operations and application support activities.
Actual or attempted breaches of security, unauthorized disclosure of information, attacks which reduce availability of systems such as denial of service, or the perception that personal and/or other sensitive or confidential information in our possession is not secure, could result in a material loss of business, substantial legal liability or significant harm to our reputation. Despite the implementation of security measures, our internal computer and information technology systems and those of our vendors and customers are vulnerable to attack and damage from computer viruses, malware, denial of service attacks, unauthorized access, or other harm, including from threat actors seeking to cause disruption to our business. We face risks related to the protection of information that we maintain—or a third-party engaged to maintain information security on our behalf—including unauthorized access, acquisition, use, disclosure, or modification of such information. Cyberattacks are increasing in their frequency, sophistication and intensity and have become increasingly difficult to detect and respond to. Cyberattacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. A material cyberattack or security incident could cause interruptions in our operations and could result in a material disruption of our business operations, damage to our reputation, financial condition, results of operations, cash flows and prospects.

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
We receive, collect, process, use and store a large amount of information from our customers, our patients and our own employees, including personal information, intellectual property, protected health and other sensitive and confidential information. This data is often accessed by us through transmissions over public and private networks, including the internet. The secure transmission of such information over the Internet and other mechanisms is essential to maintain confidence in our information technology systems yet is vulnerable to unauthorized access and disclosure. We have implemented security measures, technical controls and contractual precautions designed to identify, detect and prevent unauthorized access, alteration, use or disclosure of our customers’, patients’ and employees’ data. The techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures. We may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities to exploit vulnerabilities. Beyond external activity, systems that access or control access to our services and databases may be compromised as a result of human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. Because the techniques used to circumvent security systems can be highly sophisticated and change frequently, often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address all possible threats or implement adequate preventive measures for all situations.
If threat actors circumvent or breach our security systems, they could steal information or cause serious and potentially long-lasting disruption to our operations. Security breaches or attempts could also damage our reputation and expose us to a risk of monetary loss and/or litigation, fines and sanctions. We also face risks associated with security breaches affecting third parties that conduct business with us or our customers and others who interact with our data. While we maintain insurance that covers certain security incidents, we may not carry enough insurance or maintain sufficient coverage to compensate for all potential liability.
We are subject to diverse laws and regulations relating to data privacy and security, including HIPAA and GDPR, among others. Complying with these numerous and complex regulations is expensive and difficult, and failure to comply could result in regulatory scrutiny, fines, civil liability or damage to our reputation. In addition, any security breach or attempt could result in liability for stolen assets or information, additional costs associated with repairing any system damage, incentives offered to customers or other business partners to maintain business relationships after a breach, and implementation of measures to prevent future breaches, including organizational changes, deployment of additional personnel and protection technologies, employee training and engagement of third-party experts and consultants. The costs incurred to remediate any security incident could be substantial.
We cannot assure that our third-party service providers with access to our, or our customers, patients and/or employees’ personally identifiable and other sensitive or confidential information will not experience actual or attempted security breaches, which could have a negative effect on our business.
We may not be able to realize the anticipated benefits from acquisitions, which could adversely affect our operating results. Part of our growth strategy includes acquiring businesses consistent with our commitment to innovation in developing products for the diagnosis and treatment of sleep apnea and respiratory care as well as our SaaS business. The success of our acquisitions depends, in part, on our ability to successfully integrate the business and operations of the acquired companies. Additionally, our management may have attention diverted while trying to integrate acquisitions. If we are not able to successfully integrate the operations of acquisitions, we may not realize the anticipated benefits fully or at all, or may take longer to realize than expected. Acquisitions involve numerous risks and could create unforeseen operating difficulties and expenditures. There can be no assurance that any of the acquisitions we make will be successful or will be, or will remain, profitable.
Moreover, we have recorded intangible assets, including goodwill, in connection with our acquisitions. At least on an annual basis, we must evaluate whether facts and circumstances demonstrate any impairment of the value of acquired intangible assets. The qualitative and quantitative analysis used to test goodwill is dependent upon various considerations and assumptions, including macroeconomic conditions, industry and market characteristics, projections of acquired companies’ future revenue, discount rates, and expectations of future cash flows. While we have made such assumptions in good faith and believe them to be reasonable, the assumptions may turn out to be materially inaccurate, including for reasons beyond our control. Changes in such assumptions may cause a change in circumstances demonstrating that the carrying value of intangible assets may be impaired. Consequently, we may be required to record a significant charge to earnings in the financial statements during the period in which any impairment of intangible assets is determined.

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
If we are unable to support our continued growth or achieve expected operating efficiencies, our business could suffer. As we continue to grow, the complexity of our operations increases, placing greater demands on our management. Our ability to manage our growth effectively depends on our ability to implement and improve our financial and management information systems on a timely basis and to effect other changes in our business including the ability to monitor and improve manufacturing systems, information technology, and quality and regulatory compliance systems, among others. Unexpected difficulties during expansion, the failure to attract and retain qualified employees, the failure to successfully replace or upgrade our management information systems, the failure to manage costs or our inability to respond effectively to growth or plan for future expansion could cause our growth to slow or stop.
We continually assess opportunities for improved operational efficiency and to better align expenses with revenues, while preserving our ability to make investments in research and development projects, product and technology acquisitions and our people, which we believe is important to our long-term success. As a result of these assessments, there have been, and may in the future be, restructuring activities, realignment of strategies and cost reduction initiatives. These measures could yield unintended consequences, such as distraction of our management and employees, reduced employee productivity, business disruption, and inability to attract or retain key personnel, which could negatively affect our business. Moreover, our restructuring and optimization initiatives could incur additional costs which impact our operating results. We cannot guarantee that the activities under our restructuring plans or other initiatives will result in the desired efficiencies and estimated cost savings. If we fail to manage our growth effectively and efficiently, our costs could increase faster than our revenues and our business results could suffer.
In addition, productivity initiatives may at times involve reorganization or relocation of manufacturing activities. Such manufacturing realignment may result in the interruption of production, which could increase our costs and reduce our sales. Any interruption in production capability could require us to make substantial capital expenditures to fill customer orders, which could negatively affect our profitability and financial condition.
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
We have limited resources to market to physicians, sleep clinics, home healthcare dealer branch locations and to the non-sleep specialists, most of whom use, sell or recommend several brands of products. We are limited under applicable fraud and abuse laws in the ways in which we market and sell to customers and patients. In addition, home healthcare dealers have experienced price pressures as government and third-party reimbursement has declined for home healthcare products, and home healthcare dealers are requiring price discounts and longer periods of time to pay for products purchased from us. We cannot assure that physicians will continue to prescribe our products, or that home healthcare dealers or patients will not substitute competing products when a prescription specifying our products has been written.
We have expanded our marketing activities in some areas to target the population with a predisposition to sleep-disordered breathing as well as primary care physicians and various medical specialists. We cannot assure that these marketing efforts will be successful in increasing awareness or sales of our products.
Our SaaS business depends substantially on customers entering, renewing, upgrading and expanding their agreements for cloud services, term licenses, and maintenance and support agreements with us. Any decline in our customer renewals, upgrades or expansions could adversely affect our future operating results. We typically enter into term-based agreements for our licensed on-premises offerings, cloud services, and maintenance and support services, which customers have discretion to renew or terminate. To improve our operating results, it is important that new customers enter into renewable agreements, and our existing customers renew, upgrade and expand their term-based agreements when the initial contract term expires. Our customers have no obligation to renew, upgrade or expand their agreements with us after the terms have expired. Our customers’ renewal, upgrade and expansion rates may decline or fluctuate for a number of factors, including their satisfaction or dissatisfaction with our offerings, our pricing, the effects of general economic conditions, competitive offerings or alterations or reductions in our customers’ spending levels. If our customers do not renew, upgrade or expand their agreements with us or renew on terms less favorable to us, our revenues may decline.

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
If our SaaS products fail to perform properly or if we fail to develop enhancements, we could lose customers, become subject to service performance or warranty claims and our sales could decline. Our SaaS operations are dependent upon our ability to prevent system interruptions and, as we continue to grow, we will need to devote additional resources to improving our infrastructure to maintain the performance of our products and solutions. The applications underlying our SaaS products are inherently complex and may contain material defects or errors, which may cause disruptions in availability or other performance problems. We have from time to time found defects in our products and may discover additional defects in the future that could result in data unavailability, unauthorized access to, loss, corruption or other harm to our customers’ data. While we implement bug fixes and upgrades as part of our regularly scheduled system maintenance, we may not be able to detect and correct defects or errors before implementing our products and solutions. Consequently, we or our customers may discover defects or errors after our products and solutions have been deployed. If we fail to perform timely maintenance, or if customers are otherwise dissatisfied with the frequency and/or duration of our maintenance services and related system outages, our existing customers could elect not to renew their contracts, delay or withhold payment, or potential customers may not adopt our products and solutions and our brand and reputation could be harmed. In addition, the occurrence of any material defects, errors, disruptions in service or other performance problems with our software could result in warranty or other legal claims against us and diversion of our resources. The costs incurred in addressing and correcting any material defects or errors in our software and expanding our infrastructure and architecture in order to accommodate increased demand for our products and solutions may be substantial and could adversely affect our operating results. Further, if we fail to innovate or adequately invest in new technologies, we could lose our competitive position in the markets that we serve. To the extent that we fail to introduce new and innovative products, or such products are not accepted or suffer significant delays in development, our financial results may suffer. An inability, for technological or other reasons, to successfully develop and introduce new products on a timely basis could reduce our growth rate or otherwise have an adverse effect on our business.
If there are interruptions or performance problems associated with our technology or infrastructure, our existing SaaS customers may experience service outages, and our new customers may experience delays in the deployment of our platforms. We depend on services from various third parties as well as our own technical operations infrastructure to distribute our SaaS products via the internet. If a service provider fails to provide sufficient capacity to support our platforms or otherwise experiences service outages, such failure could interrupt our customers’ access to our service, which could adversely affect their perception of our platform’s reliability and our revenues. Any disruptions in these services, including as a result of actions outside of our control, would significantly impact the continued performance of our SaaS products. In the future, these services may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of these services could result in decreased functionality of our SaaS products until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated into our infrastructure.
To meet our business needs, we must maintain sufficient excess capacity in our operations infrastructure to ensure that our SaaS products are accessible. Design and mechanical errors, spikes in usage volume and failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions in our SaaS products. Any interruptions or delays in our service, whether caused by our products, or as a result of third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with customers and cause our revenue to decrease and/or our expenses to increase.
Any of the above circumstances or events may harm our reputation, cause customers to terminate their agreements, impair our ability to obtain contract renewals from existing customers, impair our ability to grow our customer base, result in the expenditure of significant financial, technical and engineering resources, subject us to financial penalties and liabilities under our service level agreements, and otherwise harm our business, results of operations and financial condition.
Climate change and natural disasters, or other events beyond our control, could negatively impact our business operations and financial condition. Natural disasters and other business disruptions could adversely affect our business and financial condition, and global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. The impacts of climate change may include physical risks (such as frequency and severity of extreme weather conditions), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (including due to regulatory changes), shifts in market trends (including customer preference for sustainably produced or reusable products) and other adverse effects. Such impacts may disrupt parties in our supply chain, our customers, and our operations. For example, if a natural disaster strikes our manufacturing facilities, such as those in Sydney, Australia and Singapore which are vulnerable to such events, we may be unable to

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
manufacture our products for a substantial amount of time and our sales and profitability may decline. Our facilities and the manufacturing equipment we use to produce our products would be costly to replace and could require substantial lead-time to repair or replace. In the event our facilities are affected by natural or man-made disasters, we could be forced to rely on third-party manufacturers. Although we believe we possess adequate insurance for the disruption of our business, it may not be sufficient to cover our potential losses and may not continue to be available to us on acceptable terms, or at all.
In addition, the increasing concern over climate change has resulted and may continue to result in more legal and regulatory requirements designed to mitigate the effects of climate change on the environment, including regulating greenhouse gas emissions and related reporting requirements, alternative energy policies and sustainability initiatives. If such laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet the regulatory obligations, as well as adverse impacts on the availability of raw materials, manufacturing operations and the distribution of our products, which could adversely affect our operations and profitability.
Risks Related to Non-Compliance with Laws, Regulations and Healthcare Industry Shifts
Healthcare reform or other cost-cutting measures, including changes in coverage policy for our products, by government or commercial payors may have a material adverse effect on our industry and our results of operations. In March 2010, the ACA was signed into law in the United States. The ACA made changes, effective over time, that significantly impacted the healthcare industry, including medical device manufacturers. One of the principal purposes of the ACA was to expand health insurance coverage to millions of Americans who were uninsured. The ACA required adults not covered by an employer or government-sponsored insurance plan to maintain health insurance coverage or pay a penalty, a provision commonly referred to as the individual mandate.
The ACA also contained provisions designed to generate the revenues necessary to fund the coverage expansions. This included new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, entities that manufacture, produce or import medical devices were required to pay an excise tax in an amount equal to 2.3% of the price for such devices sold in the United States. This excise tax was applicable to our products that are primarily used in hospitals and sleep labs, which includes the ApneaLink, VPAP Tx and certain respiratory care products. Through a series of legislative amendments, the tax was suspended beginning in 2016, and permanently repealed effective January 1, 2020. In addition to the competitive bidding changes discussed above, the ACA also included, among other things, the implementation of new payment methodologies for voluntary coordination of care by groups of providers, such as physicians and hospitals, and the establishment of a new Patient-Centered Outcomes Research Institute to oversee, identify, prioritize and conduct comparative clinical effectiveness research. The increased funding and focus on comparative clinical effectiveness research, which compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products, may result in changes to Federal healthcare program coverage and reimbursement methodologies for our products which could also lead to lower reimbursements for our products by payors and decreased revenues to us.
Other federal legislative changes have been proposed and adopted since the ACA was enacted. The Budget Control Act of 2011 required, among other things, mandatory across-the-board reductions in certain types of federal spending, also known as sequestration. Medicare claims with dates-of-service or dates-of-discharge on or after July 1, 2022 and effective until further notice, incur a 2% reduction in Medicare payment, known as Medicare Sequestration Payment Reductions. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012, was signed into law, which further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, the Consolidated Appropriations Act of 2024 (CAA) was signed into law in March 2024. Among other things, the CAA reduced by half the 3.37% reduction to 2023’s Medicare Physician Fee Schedule conversion factor that had been in place since January 1, 2024, increasing the conversion factor to $33.32 for services furnished between March 9 and December 31, 2024. Absent from the CAA are extensions of the Medicare telehealth flexibilities set to expire at the end of 2024. Without Congressional action, Medicare will no longer cover most telehealth services furnished to beneficiaries in their home or to individuals residing in urban areas after the end of the year which could have an adverse impact on rates of diagnosis of OSA.
The full impact on our business of the ACA, the Medicare Sequestration Payment Reductions, and other new laws is uncertain. Nor is it clear whether other legislative changes will be adopted, if any, or how such changes would affect the demand for our products. Future actions by the administration and the U.S. Congress could have a material adverse impact

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
on our results of operations or financial condition. It is unclear exactly how the 2024 election will impact healthcare reform measures of the existing administration or whether a new administration could impose other reform efforts, including what, if any, impact such changes will have on our business.
Various healthcare reform proposals have also emerged at the state level within the United States. The ACA as well as other federal and/or state healthcare reform measures that may be adopted in the future, singularly or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.
Government and private insurance plans may not adequately reimburse our customers for our products, which could result in reductions in sales or selling prices for our products. Our ability to sell our products depends in large part on the extent to which coverage and adequate reimbursement for our products will be available from government health administration authorities, private health insurers and other organizations. These third-party payors are increasingly challenging the reimbursement models and prices charged for medical products and services and can, without notice, deny or reduce coverage for our products or treatments that may include the use of our products. Therefore, even if a product is approved for marketing, we cannot assure that coverage and reimbursement will be available for the product, that reimbursement will be adequate or that the reimbursement amount, even if initially adequate, will not be subsequently reduced. For example, in some countries, such as Spain, France and Germany, government coverage and reimbursement are currently available for the purchase or rental of our products but are subject to constraints such as price controls or unit sales limitations. In other countries, such as Australia, there is currently limited or no reimbursement for devices that treat sleep apnea conditions. As we continue to develop new products, those products will generally not qualify for coverage and reimbursement until they are approved for marketing, if at all.
In the United States, we sell our products primarily to home healthcare dealers, health systems and sleep clinics. Reductions in reimbursement to our customers by third-party payors, if they occur, may have a material impact on our customers and, therefore, may indirectly affect our pricing and sales to, or the collectability of receivables we have from, those customers. A development negatively affecting reimbursement stems from the Medicare competitive bidding program mandated by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA). Under the program, our customers who provide services must compete to offer products in designated competitive bidding areas, or CBAs. We cannot predict the impact the competitive bidding program and the developments in the competitive bidding program will have on our business and financial condition. If changes are made to this program in the future, it could affect amounts being recovered by our customers and subsequent purchases from us.
In addition, our products are the subject of periodic studies by third party agencies, including the Agency for Healthcare Research and Quality (AHRQ) in the United States, intended to review the comparative effectiveness of different treatments of the same illness. In October 2022, the AHRQ concluded that randomized controlled clinical trials do not provide sufficient evidence that CPAP affects long-term clinically important outcomes. We believe that the AHRQ methodology was too restrictive, that retrospective and prospective observational studies should have been included, that real-world evidence should have been considered, and that CPAP therapy does have long-term positive effects on health outcomes. Although the results of comparative effectiveness studies are not intended to mandate any reimbursement policies for public or private payors, it is not clear what, if any, effect such research will have on the sales of our products. To date, the AHRQ assessment has not impacted CMS or private payor reimbursement. Decreases in third-party reimbursement for our products or a decision by a third-party payor to not cover our products as a result of a third-party study could have a material adverse effect on our sales, results of operations and financial condition.
We are subject to various risks relating to our compliance with fraud and abuse laws and transparency laws relating to our interactions with our customers, healthcare providers, and patients, which could subject us to government investigation, litigation, or other penalties to the extent our activities or relationships are found not to comply or could otherwise cause us to incur significant costs to defend our actions, and could result in substantial fines, penalties, harm our reputation in the market, divert our management’s attention, or result in changes in our business operations that could harm our ability to successfully market and sell our products and services. We are subject to healthcare fraud and abuse regulation and enforcement by federal, state and foreign governments, which could significantly impact our business. We also are subject to foreign fraud and abuse laws, which vary by country.
In the United States, the laws that may affect our ability to operate include, but are not limited to:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, in cash or in kind, in

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of this statute or specific intent to violate the Anti-Kickback Statute itself to have committed a violation. The U.S. government has interpreted this law broadly to apply to the marketing and sales activities of manufacturers and distributors like us. Violations of the federal Anti-Kickback Statute may result in significant civil monetary penalties for each violation, plus up to three times the remuneration involved, plus potential exclusion from participation in Federal healthcare programs. Violations of the Federal Anti-Kickback Statute can also result in significant criminal penalties and imprisonment;
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
The scope and enforcement of these laws are uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time-and resource-consuming and can divert management’s attention. Additionally, as a result of these types of investigations, healthcare providers and entities may face litigation or have to agree to settlements that can include monetary penalties and onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation even if unfounded and even if we are in compliance with applicable laws, could damage our reputation, increase costs, and otherwise have an adverse effect on our business.

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us now or in the future, we may be subject to penalties, including civil and criminal penalties, damages, fines, disgorgement, exclusion from governmental healthcare programs, additional compliance and reporting obligations, imprisonment and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.
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
Contemporaneous with the civil settlement, we also entered into a five-year Corporate Integrity Agreement, or CIA, with the Department of Health and Human Services Office of Inspector General, or OIG. The CIA required, among other things, that we implement additional controls around our product pricing and sales and that we conduct internal and external monitoring of our arrangements with referrals sources. Our failure to comply with our obligations under the CIA could result in monetary penalties and our exclusion from participating in federal healthcare programs. The costs associated with compliance with the CIA, or any liability or consequences associated with its breach, could have an adverse effect on our operations, liquidity and financial condition. Most of the obligations of the CIA expire on December 18, 2024. Absent an inquiry for additional materials from the OIG, we expect to close out the CIA by the end of fiscal year 2025.
Our use and disclosure of personal information, including health information, is subject to federal, state and foreign privacy, artificial intelligence, data, biometrics and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability, regulatory investigations, legal actions, or reputational harm. The appropriate privacy and security of personal information whether stored, maintained, received or transmitted electronically or in paper form is a key regulatory issue in the United States and abroad. While we strive to comply with all applicable privacy and security laws and regulations, as well as our posted privacy policies, legal standards for privacy, including but not limited to “unfairness” and “deception,” as enforced by the FTC and state attorneys general, continue to evolve and any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause us to lose audience and customers, which could have a material adverse effect on our business. Recently, there has been an increase in public awareness of privacy issues in the wake of revelations about the activities of various government agencies and in the number of private privacy-related lawsuits filed against companies. Concerns about our practices with regard to the collection, use, disclosure, security or deletion of personal information or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business.
Numerous foreign, federal and state laws and regulations govern collection, dissemination, use and confidentiality of personally identifiable health information, including (i) state privacy and confidentiality laws (including state laws requiring disclosure of breaches); (ii) HIPAA; and (iii) European and other foreign data protection laws, including the EU GDPR and the UK GDPR.
HIPAA establishes a set of national privacy and security standards for the protection of individually identifiable health information, or protected health information, by health plans, healthcare clearinghouses and healthcare providers that submit certain covered transactions electronically, collectively referred to as “covered entities,” and their “business associates,” which are persons or entities that perform certain services for, or on behalf of, a covered entity that involve creating, receiving, maintaining or transmitting protected health information, as well as their covered subcontractors. Through certain portions of our business, such as the cloud-based software digital health applications, we are subject to HIPAA as a business associate of our covered entity clients. To provide our covered entity clients with services that

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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
HIPAA further requires business associates like us to notify our covered entity clients in the event of a breach. Covered entities must notify affected individuals “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach” if their unsecured PHI is subject to an unauthorized access, use or disclosure. If a breach affects 500 patients or more, covered entities must report it to HHS and local media without unreasonable delay, and HHS will post the name of the breaching entity on its public website. If a breach affects fewer than 500 individuals, the covered entity must log it and notify HHS at least annually. Breach notification obligations under business associate agreements often have shorter notification timeframes which we are required to abide by contractually. We could also face contractual liability if we fail to meet our obligations under our business associate agreements.
If we are unable to properly protect the privacy and security of health information entrusted to us, our solutions may be perceived as not secure, we may incur significant liabilities and customers may curtail their use of or stop using our solutions. In addition, if we fail to comply with the terms of our business associate agreements with our clients, we may be liable not only contractually but also directly under HIPAA.
In addition, the California Consumer Privacy Act of 2018, or CCPA, as amended by the California Privacy Rights Act (collectively, “CCPA”), became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA includes civil penalties for violations, as well as a private right of action for data breaches. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context. We also expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. If we are subject to other domestic privacy and data protection laws, beyond HIPAA and the CCPA, any liability from failure to comply with these laws could adversely affect our financial condition.
In addition to these comprehensive data protection laws, to date, at least three states have adopted laws specifically regulating the collection, use, storage, and disclosure of biometrics, and additional states may seek to regulate—and/or restrict the use of—biometrics in the future. Certain of our products use, or permit the use of, information that could be classified as a biometric under these or other laws. If we are subject to or affected by these or other laws, including potential damages for improper use of biometrics, we may be subject to damages claims, required to modify the way in which we make available our products or certain features of our products. More recently, the FTC and the Office for Civil Rights (OCR, the agency that enforces HIPAA) have taken interest in the use of online tracking technologies that collect, use, and disclose personal information about users, including use of online tracking tools to gather information to be used for redirected marketing. FTC has taken enforcement actions against companies that have used online tracking tools either in a misleading or deceptive manner. In response to this new area of enforcement, we have been assessing our websites and applications to assess any online tracking and to ensure compliance with privacy and security standards. We also may be required to implement additional practices or processes or otherwise invest our resources to comply with these and other regulations. If we are unable to comply with these laws, or if these laws require us to change our products or services, we may encounter liability that could adversely affect our financial condition.
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

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
These laws and regulations are subject to frequent revisions and differing interpretations and have generally become more stringent over time.
In addition, the EU GDPR and UK GDPR went into effect in May 2018. The GDPR imposes stringent data protection requirements for the processing of personal data in the EEA or UK. The GDPR imposes several stringent requirements for controllers and processors of personal data, and increased our obligations, for example, by imposing higher standards for obtaining consent from individuals to process their personal data, requiring more robust disclosures to individuals, strengthening individual data rights, shortening timelines for data breach notifications, limiting retention periods and secondary use of information (including for research purposes), increasing requirements pertaining to health data and pseudonymized (i.e., key-coded) data and imposing additional obligations when we contract with third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EEA and recent legal developments in Europe have created complexity regarding such transfers of personal data from the EEA and UK to the United States. For example, the European Commission and the United Kingdom have adopted new standard contractual clauses under which entities may transfer personal data from the European Union and the United Kingdom, which we may be required to implement. We must evaluate such data transfers on a case-by-case basis to ensure continued permissibility under current law and consistent with the new standard contractual clauses. GDPR provides that EEA member states and the UK may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition. Failure to comply with the requirements of GDPR and the applicable national data protection and marketing laws of the EEA member states may result in fines of up to €20.0 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties as well as individual claims for compensation. EU Member States and the UK also have established laws pertaining to electronic monitoring, which could require us to take additional compliance measures. Failure to comply with such laws may subject us to penalties.
The UK GDPR mirrors the fines under the EU GDPR, i.e., fines up to the greater of £17.5 million or 4% of global turnover.
Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with data protection rules. Any failure or perceived failure by us to comply with privacy or security laws, policies, legal obligations or industry standards or any security incident that results in the unauthorized release or transfer of personally identifiable information may also result in governmental enforcement actions and investigations, fines and penalties, litigation and/or adverse publicity, including by consumer advocacy groups, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Such failures could have a material adverse effect on our financial condition and operations. If the third parties we work with violate applicable laws, contractual obligations or suffer a security incident, such violations may also put us in breach of our obligations under privacy laws and regulations and/or could in turn have a material adverse effect on our business.
Our business activities are subject to extensive regulation, and any failure to comply could have a material adverse effect on our business, financial condition, or results of operations. We are subject to extensive U.S. federal, state, local and international regulations regarding our business activities. Failure to comply with these regulations could result in, among other things, recalls of our products, substantial fines and criminal charges against us or against our employees. Furthermore, certain of our products could be subject to recall if the Food and Drug Administration, or the FDA, other regulators or we determine that those products are not safe or effective. Any recall or other regulatory action could increase our costs, damage our reputation, affect our ability to supply customers with the quantity of products they require and materially affect our operating results. Certain of our products and services include the use of artificial intelligence (AI), which is intended to enhance the operation of our products and services. AI innovation presents risks and challenges that could impact our business. AI algorithms may be flawed. Datasets may be insufficient or contain biased information. Ineffective AI development and deployment practices could subject us to competitive harm, regulatory action, increased cyber risks and legal liability, including under new proposed AI regulation in the European Union. The FTC has issued a report expressing a concern regarding AI and bias across industry sectors, including in the healthcare space, and has suggested that such bias could lead to unfair and deceptive practices, among other concerns. Any changes to our ability to use AI or concerns about bias could require us to modify our products and services or could have other negative financial impact on our business.

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
Product sales, introductions or modifications may be delayed or canceled as a result of FDA regulations or similar foreign regulations, which could cause our sales and profits to decline. Unless a product is exempt or may be commercialized based on current FDA enforcement discretion policies, before we can market or sell a new medical device in the United States, we must obtain FDA clearance or approval, which can be a lengthy and time-consuming process. We generally receive clearance from the FDA to market our products in the United States under Section 510(k) of the Federal Food, Drug, and Cosmetic Act or our products are exempt from the Section 510(k) clearance process. The 510(k) clearance process can be expensive, time-consuming and uncertain. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a predicate device with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. The FDA has a high degree of latitude when evaluating submissions and may seek additional information before clearing a proposed device or may ultimately determine that a proposed device submitted for 510(k) clearance is not substantially equivalent to a predicate device. After a device receives 510(k) premarket notification clearance from the FDA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, packaging, and certain manufacturing processes may require a new 510(k) clearance or premarket approval. We have modified some of our Section 510(k) approved products without submitting new Section 510(k) notices, which we do not believe were required. However, if the FDA disagrees with us and requires us to submit new Section 510(k) notifications for modifications to our existing products, we may be required to stop marketing the products while the FDA reviews the Section 510(k) notification.
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
The FDA’s ongoing review of the 510(k) program may make it more difficult for us to make modifications to our previously cleared products, either by imposing stricter requirements on when a manufacturer must submit a new 510(k) for a modification to a previously cleared product, or by applying more onerous review criteria to such submissions. FDA continues to review its 510(k) clearance process which could result in additional changes to regulatory requirements or guidance documents which could increase the costs of compliance or restrict our ability to maintain current clearances. The requirements of the more rigorous premarket approval process and/or significant changes to the 510(k) clearance process could delay product introductions and increase the costs associated with FDA compliance. Marketing and sale of our products outside the United States are also subject to regulatory clearances and approvals, and if we fail to obtain these regulatory approvals, our sales could suffer. We cannot assure that any new products we develop will receive required regulatory approvals from U.S. or foreign regulatory agencies.
The definition of “device” in the Federal Food, Drug, and Cosmetic Act (FD&C Act) was amended in 2016 to exclude certain software functions. Our software offerings may include functions that fall under FDA’s jurisdictional definition of a

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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
We are subject to substantial regulation related to quality standards applicable to our manufacturing and quality processes. Our failure to comply with these standards could have an adverse effect on our business, financial condition, or results of operations. The FDA regulates the approval, manufacturing, and sales and marketing of many of our products in the United States. Significant government regulation also exists in Canada, Japan, Europe, and other countries in which we conduct business. As a device manufacturer, we are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. For example, in February 2024, the FDA issued a final rule to amend and replace the Quality System Regulation, or QSR, which sets forth the FDA's current good manufacturing practice requirements for medical devices, to align more closely with the International Organization for Standardization standards. Specifically, this final rule, which the FDA expects to go into effect on February 2, 2026, establishes the "Quality Management System Regulation," or QMSR, which among other things, incorporates by reference the quality management system requirements of ISO 13485:2016. Although the FDA has stated that the standards contained in ISO 13485:2016 are substantially similar to those set forth in the QSR, and although our quality system is currently designed to comply with ISO standards in connection with our device certifications, it is unclear the extent to which this final rule, once effective, could impose additional or different regulatory requirements on us that could increase the costs of compliance or otherwise negatively affect our business. If we are unable to comply with QMSR, once effective, or with any other changes in the laws or regulations enforced by FDA or comparable regulatory authorities, we may be subject to enforcement action, which could have an adverse effect on our business, financial condition and results of operations. In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Union, we are required to maintain certain ISO certifications in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications. Failure to comply with current governmental regulations and quality assurance guidelines could lead to temporary manufacturing shutdowns, product recalls or related field actions, product shortages or delays in product manufacturing. Efficacy or safety concerns, an increase in trends of adverse events in the marketplace, and/or manufacturing quality issues with respect to our products could lead to product recalls or related field actions, withdrawals, and/or declining sales.
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

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
relaxing certain regulatory requirements with respect to selected devices during the pendency of the COVID emergency. Recently, in anticipation of the termination of the COVID emergency effective May 11, 2023, on March 27, 2023, the FDA released two final guidance documents to assist with transitioning medical devices: (i) that were subject to certain enforcement policies issued during the COVID emergency, and (ii) that were issued emergency use authorizations (EUAs). These guidance documents finalize the corresponding draft guidance documents that were issued on December 23, 2021. The guidance calls for a “phased transition process” with respect to devices that fell within the expiring COVID enforcement policies. To the extent our devices have been authorized for market based on COVID-related enforcement discretion or EUAs, we may need to implement a transition plan for such devices, the outcome of which may be uncertain and could potentially affect our ability to market such devices in the post-COVID regulatory environment. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
Tax laws, regulations, and enforcement practices are evolving and may have a material adverse effect on our results of operations, cash flows and financial position. Tax laws, regulations, and administrative practices in various jurisdictions are evolving and may be subject to significant changes due to economic, political, and other conditions. Developments in relevant tax laws, regulations, and administrative and enforcement practices could have a material adverse effect on our operating results, our financial position and cash flows and could impact the tax treatment of our earnings. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain, and significant judgment is required in evaluating and estimating our provision and accruals for taxes. Governments are increasingly focused on ways to increase tax revenues, particularly from multinational corporations, which may lead to an increase in audit activity and aggressive positions taken by tax authorities.
Furthermore, due to shifting economic and political conditions, tax policies and rates in various jurisdictions may be subject to significant change. For example, in calendar year 2022, the United States passed the Inflation Reduction Act, which made a several changes to the Internal Revenue Code of 1986, as amended ("IRC"), including a 15% corporate minimum tax on adjusted financial statement income for companies whose average adjusted net income for any consecutive three-year period beginning after December 31, 2022 exceeds $1.0 billion. While we do not anticipate any materially adverse impacts to our effective tax rate, we cannot provide any assurances that these provisions will not have a materially adverse impact on our effective tax rate.
Further, beginning in 2023, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five years for U.S. incurred expenditures or fifteen years for non-U.S. incurred expenditures, pursuant to IRC Section 174. However, recently

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
proposed tax legislation, if enacted, would restore the ability to deduct currently domestic research and development expenditures through 2026 and would retroactively restore this benefit for 2023 and 2024.
Finally, several countries, including the United States and other members of the Organization for Economic Cooperation and Development (“OECD”) have reached agreement on a global minimum tax initiative (“Pillar Two”). Other OECD countries are also actively considering changes to existing tax laws or have proposed new laws to align with the recommendations and guidelines proposed by the OECD, including Pillar Two. Enactment of such tax laws could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Pillar Two will be in effect in some of the jurisdictions in which we operate beginning in 2025. We have assessed the impacts of these new laws in countries that we operate in and do not currently anticipate any material impacts to our effective tax rate in fiscal year 2025. However, we cannot provide any assurance that there will not be a material impact to our effective tax rate because of these developments and evolving tax legislation.
We are subject to tax audits by various tax authorities in many jurisdictions. Our income tax returns are based on calculations and assumptions that require significant judgement and are subject to audit by various tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws. We regularly assess the potential outcomes of examinations and audits by tax authorities in determining the adequacy of our provision for income taxes.
On September 19, 2021, we concluded the settlement agreement with the Australian Taxation Office (“ATO”) in relation to the previously disclosed transfer pricing dispute for the tax years 2009 through 2018 (“ATO settlement”). The ATO settlement fully resolved the dispute for all prior years, with no admission of liability and provides clarity in relation to certain future taxation principles.
The final net impact of the ATO settlement was recorded during the years ended June 30, 2021 and 2022 in the amount of $238.7 million, which represents a gross amount of $381.7 million, including interest and penalties of $48.1 million, and adjustments for credits and deductions of $143.0 million. As a result of the ATO settlement and due to movements in foreign currencies, we recorded a benefit of $14.1 million within other comprehensive income, and a $4.1 million reduction of tax credits which was recorded to income tax expense. As a result of the ATO settlement, we reversed our previously recorded uncertain tax position.
On September 28, 2021, we remitted final payment to the ATO of $284.8 million, consisting of the agreed settlement amount of $381.7 million less prior remittances made to the ATO of $96.9 million.
Tax years 2018 to 2023 remain subject to examination by the major tax jurisdictions in which we are subject to tax. In addition, the taxing authorities of the jurisdictions in which we operate may challenge our positions and methodologies related to transfer pricing, including valuing developed technology, intercompany arrangements and intellectual property transfers. If challenged by tax authorities, ResMed will vigorously defend our positions and methodologies. Although we believe our tax positions are appropriate, any final assessment resulting from tax audits may result in material changes to our past or future taxable income, tax payable or deferred tax assets, and may require us to pay penalties and interest that could materially adversely affect our financial results.
Sustainability and corporate governance issues may have an adverse effect on our business, financial condition and results of operations and reputation. There is an increasing focus from certain investors, regulators, legislators, customers, consumers, employees and other stakeholders concerning sustainability matters. Additionally, public interest and legislative pressure related to public companies’ sustainability practices continue to grow. If our sustainability practices, including our external reporting thereof, fail to meet regulatory requirements or stakeholders' evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, carbon emissions, renewable energy targets, support for local communities, Board of Director and employee diversity, human capital management, employee health and safety practices, product quality, supply chain management, corporate governance and transparency, our reputation, brand, and employee attraction and retention may be negatively impacted. Customers and/or suppliers may also adopt policies that include sustainability provisions or they may seek to include such provisions in their terms and conditions. These sustainability provisions and initiatives can be unpredictable and may be difficult for us to meet. If we are unable to comply, our customers and suppliers may be unwilling to continue business with us. In addition, failure to comply with new laws, regulations, or reporting requirements could negatively impact our

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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
•other activities, including product recalls, by us and our competitors;
•the perceived demand for our products in light of the introduction of pharmaceuticals to treat obesity and potentially OSA; and
•general economic conditions, including rising interest rates, inflationary pressures, recessions, consumer sentiment and demand, global political conflict and industry factors unrelated to our actual performance.
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
ITEM 1B UNRESOLVED STAFF COMMENTS
None.
ITEM 1C CYBERSECURITY
Risk Management and Strategy
We seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, integrity, and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. Our cybersecurity program is designed to protect information and information systems from unauthorized access, use, disclosure, disruption,

PART I	Item 1B — 4
RESMED INC. AND SUBSIDIARIES
modification, or destruction. Our management team has adopted policies, standards, processes, and practices and implemented controls and procedures that allow us to assess, identify and manage material risks from cybersecurity threats enabling our board of directors to actively oversee the strategic direction, objectives, and effectiveness of our cybersecurity risk management framework. Our processes are integrated into our overall enterprise risk management program, as implemented by management and as overseen by our board of directors. Our board of directors has an important role in risk oversight.
To identify and assess material risks from cybersecurity threats, we use a risk assessment process aligned with standard industry frameworks such as the National Institute of Standards and Technology (NIST), International Organization for Standardization (ISO) 27001 and other industry standards. We engage in regular network and endpoint monitoring, vulnerability assessments, and penetration testing, among other exercises. We continuously monitor threats and unauthorized access to our network through both internal and external third-party resources. We have developed incident response plans which include triage, assessing the severity of incidents, escalation protocols, containment of incidents, investigation of incidents, and remediation. We provide annual privacy and security training for all employees which incorporates awareness of cyber threats (including but not limited to malware, ransomware, and social engineering attacks), password hygiene and incident reporting processes.
We have also implemented processes to identify, monitor and address material risks from cybersecurity threats associated with our use of critical third-party service providers, including those in our supply chain or who have access to our systems, data or facilities that house such systems or data. Additionally, we require those third parties that could introduce significant cybersecurity risk to us to provide ISO certifications or Service Organization Controls (SOC) 2 reports as evidence of a cybersecurity audit and these reports are reviewed and assessed for risk.
We review our cybersecurity risk framework and related policies both internally and externally by third parties at least annually. Our risk management program is also reviewed annually as part of SOC 2 and Health Information Trust Alliance (HITRUST) Common Security Framework audits.
We are not aware of any known risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. Despite our security measures, however, there can be no assurance that we, or the third parties with which we interact, will not experience a cybersecurity incident in the future that may materially affect us. For additional information, see Item 1A. “Risk Factors” for a discussion of cybersecurity risks that we face.
Governance
Role of the Board of Directors and the Audit Committee
As part of the board of directors’ role in overseeing our enterprise risk management program, which includes our cybersecurity risk management framework, the board of directors is responsible for exercising oversight of management’s identification and management of, and planning for, material cybersecurity risks that may reasonably be expected to impact us. The board of directors is informed of our cybersecurity risk management and receives an overview of our cybersecurity program from the Chief Information Security Officer (CISO) at least annually. That overview covers, among other topics, cybersecurity risk landscape and trends, data security posture, results from third-party assessments, training and vulnerability testing, our incident response plan, material cybersecurity risks, whether developing or actual, as well as the steps management has taken to respond to such risks, emerging cybersecurity regulations, technologies and best practices.
Role of Management
Our CISO, our Chief Financial Officer, our Global General Counsel, internal audit, and privacy teams are responsible for management’s oversight of cybersecurity governance, awareness, and security compliance. Our CISO meets regularly with this group to review the cybersecurity program designed to protect our information systems from cybersecurity threats and to respond to incidents in accordance with our incident response plan.
The CISO manages a team that is responsible for day-to-day tracking, assessing and management of threats. Through ongoing communications, the CISO and key stakeholders are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents and progress on cybersecurity infrastructure initiatives. In the event of a material cybersecurity incident or investigation, management will, in compliance with escalation protocols in place,

PART I	Item 1B — 4
RESMED INC. AND SUBSIDIARIES
promptly report to the board of directors, as appropriate, in accordance with our incident response plan and other policies, and determine the timing of action, and necessary response.
Our CISO has over 20 years of experience in various roles in information technology and information security, including serving as CISO at Mattel and Universal Music Group. He holds an MBA degree and holds several relevant certifications, including Certified Information Security Manager, Certified Information Systems Security Professional, Certified in Risk and Information System Control, and Certified Information Privacy Professional.
ITEM 2 PROPERTIES
We conduct our operations in both owned and leased properties. Our principal executive offices and U.S. sales facilities consist of approximately 230,000 square feet and are located on Spectrum Center Boulevard in San Diego, California, in a building we own. We have our primary research and development facilities, as well as office and manufacturing facilities at our owned site in Sydney, Australia. Other facilities are in Atlanta, Georgia, Moreno Valley, California, Chatsworth, California, and Calabasas, California, U.S.A.; Singapore; Munich, Germany; Lyon, France; Suzhou, China; Halifax, Canada; and Johor Bahru, Malaysia.
We believe that our facilities meet the needs of our current business operations. At June 30, 2024, our principal owned and leased properties were as follows:

Location	Ownership Status (Owned / Leased)	Square Footage	Primary Usage
San Diego, California	Owned	230,000	Corporate headquarters, engineering, research and development, sales and administration
Sydney, Australia	Owned	437,000	Manufacturing, engineering, research and development, sales and administration
Suzhou, China	Owned	53,000	Manufacturing, warehouse, engineering, research and development
Atlanta, Georgia	Leased	522,000	Manufacturing, warehouse and distribution, SaaS sales and administration, engineering, research and development
Singapore	Leased	305,000	Manufacturing, engineering, research and development, sales and administration
Moreno Valley, California	Leased	244,000	Warehouse and distribution
Johor, Malaysia	Leased	155,000	Manufacturing, engineering, research and development
Calabasas, California(1)	Leased	129,000	Manufacturing, engineering, research and development
Chatsworth, California(1)	Leased	72,000	Manufacturing, engineering, research and development
Lyon, France	Leased	60,000	Sales, manufacturing and distribution
Munich, Germany	Leased	46,000	Sales and distribution
(1)We expect to transition operations from our Chatsworth, California location to our Calabasas, California location during fiscal year 2025.
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
RESMED INC. AND SUBSIDIARIES
PART II
ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NYSE under the symbol “RMD”. As of July 31, 2024, there were 28 holders of record of our common stock, although the actual number of stockholders of our common stock is greater than this number of holders of record and many of these holders of record own shares as nominees on behalf of other beneficial owners.
Securities Authorized for Issuance Under Equity Compensation Plans
The information included under Item 12 of Part III of this Report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is hereby incorporated by reference into this Item 5 of Part II of this Report.
Purchases of Equity Securities
The following table summarizes our purchases of common stock during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (USD)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1 - 30, 2024	—	$—	42,432,422	12,283,591
May 1 - 31, 2024	231,645	215.85	42,664,067	12,051,946
June 1 - 30, 2024	—	—	42,664,067	12,051,946
Total	231,645	$215.85	42,664,067	12,051,946
On February 21, 2014, our board of directors approved our current share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of our common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant and subject to applicable legal requirements. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. All share repurchases after February 21, 2014 have been executed under this program. Since approval of the share repurchase program in 2014 through June 30, 2024, we have repurchased, during open window periods following earnings releases, a total of 7.9 million shares for an aggregate of $562.7 million as of June 30, 2024. As of June 30, 2024, 12.1 million additional shares can be repurchased under the approved share repurchase program.
Dividends
While we have historically paid dividends to holders of our common stock on a quarterly basis, the declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and are at the discretion of our board of directors pursuant to authority delegated to our audit committee.
PERFORMANCE GRAPH
This performance graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

PART II	Item 5
RESMED INC. AND SUBSIDIARIES
The following graph compares the cumulative total stockholders return on our common stock from June 30, 2019 through June 30, 2024, with the comparable cumulative return of the S&P 500 index, the S&P 500 Health Care index, and the Dow Jones U.S. Select Medical Equipment index. The graph assumes that $100 was invested in our common stock and each index on June 30, 2019. In addition, the graph assumes the reinvestment of all dividends paid. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

$300
$250
$200
$150
$100
$50
$0
June 30, 2019
June 30, 2020
June 30, 2021
June 30, 2022
June 30, 2023
June 30, 2024
ResMed Inc.
S&P 500
S&P 500 Health Care
Dow Jones U.S Select Medical Equipment

The following table shows total indexed return of stock price plus reinvestments of dividends, assuming an initial investment of $100 at June 30, 2019, for the indicated periods.

	As of June 30,
Index	2019	2020	2021	2022	2023	2024
ResMed Inc.	100	158	206	175	184	162
S&P 500	100	105	146	129	151	186
S&P 500 Health Care	100	109	137	139	144	159
Dow Jones U.S. Select Medical Equipment	100	110	150	125	141	140
ITEM 6 SELECTED FINANCIAL DATA
The following table summarizes certain selected consolidated financial data for, and as of the end of, each of the fiscal years in the five-year period ended June 30, 2024. The data set forth below should be read together with Item 7 of Part II of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 of Part II of this report, “Consolidated Financial Statements and Supplementary Data”, and related notes included elsewhere in this report. The consolidated statement of income data for the years ended June 30, 2024, 2023 and 2022 and the consolidated balance sheet data as of June 30, 2024 and 2023 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of income data for the years ended June 30, 2021 and 2020 and the consolidated balance sheet data as of June 30, 2022, 2021 and 2020 are derived from our audited consolidated financial

PART II	Item 6
RESMED INC. AND SUBSIDIARIES
statements not included in this report. Historical results do not necessarily indicate the results to be expected in the future, and the results for the years presented should not be considered to indicate our future results of operations.

Consolidated Statement of Income Data	Years Ended June 30,
(In thousands, except per share data):	2024	2023	2022	2021	2020
Net revenue	$4,685,297	$4,222,993	$3,578,127	$3,196,825	$2,957,013
Cost of sales (exclusive of amortization shown separately below)	1,997,031	1,836,935	1,514,166	1,312,598	1,189,624
Amortization of acquired intangible assets	32,963	30,396	39,650	45,127	49,603
Total cost of sales	2,029,994	1,867,331	1,553,816	1,357,725	1,239,227
Gross profit	2,655,303	2,355,662	2,024,311	1,839,100	1,717,786
Selling, general and administrative expenses	917,136	874,003	737,508	670,387	676,689
Research and development expenses	307,525	287,642	253,575	225,284	201,946
Amortization of acquired intangible assets	46,521	42,020	31,078	31,078	30,092
Restructuring expenses	64,228	9,177	—	8,673	—
Litigation settlement expenses	—	—	—	—	(600)
Acquisition related expenses	—	10,949	1,864	—	—
Total operating expenses	1,335,410	1,223,791	1,024,025	935,422	908,127
Income from operations	1,319,893	1,131,871	1,000,286	903,678	809,659
Other income:
Interest expense, net	(45,708)	(47,379)	(22,312)	(23,627)	(39,356)
Loss attributable to equity method investments	(1,848)	(7,265)	(8,486)	(11,205)	(25,058)
Gain on insurance recoveries	—	20,227	—	—	—
Other, net	(7,539)	4,210	(9,005)	14,816	(12,157)
Total other income (loss), net	(55,095)	(30,207)	(39,803)	(20,016)	(76,571)
Income before income taxes	1,264,798	1,101,664	960,483	883,662	733,088
Income taxes	243,847	204,108	181,046	409,157	111,414
Net income	$1,020,951	$897,556	$779,437	$474,505	$621,674
Basic earnings per share	$6.94	$6.12	$5.34	$3.27	$4.31
Diluted earnings per share	$6.92	$6.09	$5.30	$3.24	$4.27
Dividends per share	$1.92	$1.76	$1.68	$1.56	$1.56
Weighted average:
Basic shares outstanding	147,021	146,765	146,066	145,313	144,338
Diluted shares outstanding	147,550	147,455	147,043	146,451	145,652

	As of June 30,
Consolidated Balance Sheet Data (In thousands):	2024	2023	2022	2021	2020
Working capital	$1,447,064	$1,609,297	$1,242,179	$662,991	$920,698
Total assets	$6,872,394	$6,751,708	$5,095,853	$4,728,125	$4,587,376
Long-term debt, less current maturities	$697,313	$1,431,234	$765,325	$643,351	$1,164,133
Total stockholders’ equity	$4,864,043	$4,129,903	$3,360,751	$2,885,679	$2,497,027

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. It is provided as a supplement to, and should be read in conjunction with, the selected financial data and consolidated financial statements and notes included in this report.
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
During fiscal year 2024, we announced a new operating model to accelerate long-term growth. The new operating model introduces dedicated leadership in Product, Revenue, and Marketing to the global executive team. This change aims to increase the velocity of product development and sharpen our customer and brand focus. Ultimately, the goal is to accelerate profitable growth, while driving greater value and improved care throughout the outside hospital care continuum and the patient journey.
We are committed to ongoing investment in research and development and product enhancements. During fiscal year 2024, we invested $307.5 million on research and development activities, which represents 6.6% of net revenues with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs. During fiscal year 2024, we continued the launch of AirSense 11, which introduces new features such as a touch screen, algorithms for patients new to therapy, digital enhancements and over-the-air update capabilities. Through our acquisitions of Brightree in 2016, HEALTHCAREfirst and MatrixCare in 2018, and MEDIFOX DAN in November 2022, our operations include out-of-hospital software platforms designed to support the professionals and caregivers who help people stay healthy in the home or care setting of their choice. These platforms comprise our SaaS business and along with our cloud-based remote monitoring and therapy management system, and a robust product pipeline, should continue to provide us with a strong platform for future growth.
We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry (“Sleep and Respiratory Care”) and the supply of business management software as a service to out-of-hospital health providers (“SaaS”).
Net revenue in fiscal year 2024 increased to $4,685.3 million, an increase of 11% compared to fiscal year 2023. Gross profit increased for the year ended June 30, 2024 to $2,655.3 million, from $2,355.7 million for the year ended June 30, 2023, an increase of $299.6 million or 13%. Our net income for the year ended June 30, 2024 was $1,021.0 million or $6.92 per diluted share compared to net income of $897.6 million or $6.09 per diluted share for the year ended June 30, 2023.
Total operating cash flow for fiscal year 2024 was $1,401.3 million and at June 30, 2024, our cash and cash equivalents totaled $238.4 million. At June 30, 2024, our total assets were $6.9 billion and our stockholders’ equity was $4.9 billion.

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
We paid a quarterly dividend of $0.48 per share during fiscal 2024 with a total amount of $282.3 million paid to stockholders.
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
For discussion related to the results of operations and changes in financial condition for the fiscal year ended June 30, 2023 compared to fiscal year June 30, 2022, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the Year Ended June 30, 2023, which was filed with the United States Securities and Exchange Commission on August 11, 2023.
Fiscal Year Ended June 30, 2024 Compared to Fiscal Year Ended June 30, 2023
Net Revenues
Net revenue for the year ended June 30, 2024 increased to $4,685.3 million from $4,223.0 million for the year ended June 30, 2023, an increase of $462.3 million or 11% (an 11% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region for the year ended June 30, 2024 compared to the year ended June 30, 2023 (in thousands):

	Year Ended June 30,
	2024	2023	% Change	Constant Currency*
U.S., Canada and Latin America
Devices	$1,522,758	$1,444,361	5%
Masks and other	1,199,798	1,039,026	15
Total U.S., Canada and Latin America	$2,722,556	$2,483,387	10
Combined Europe, Asia and other markets
Devices	$921,253	$826,341	11%	10%
Masks and other	457,363	415,289	10	8
Total Combined Europe, Asia and other markets	$1,378,616	$1,241,630	11	10
Global revenue
Devices	$2,444,011	$2,270,702	8%	7%
Masks and other	1,657,161	1,454,315	14	13
Total Sleep and Respiratory Care	$4,101,172	$3,725,017	10	10

Software as a Service	584,125	497,976	17
Total	$4,685,297	$4,222,993	11	11
*Constant currency numbers exclude the impact of movements in international currencies.
Sleep and Respiratory Care
Net revenue from our Sleep and Respiratory Care business for the year ended June 30, 2024 increased to $4,101.2 million from $3,725.0 million for the year ended June 30, 2023, an increase of $376.2 million or 10%. Movements in international currencies against the U.S. dollar positively impacted net revenues by approximately $15.2 million for the year ended June 30, 2024. Excluding the impact of currency movements, total net revenue from our Sleep and Respiratory Care business for the year ended June 30, 2024 increased by 10% compared to the year ended June 30, 2023. The increase in net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales.

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net revenue from our Sleep and Respiratory Care business in the United States, Canada and Latin America for the year ended June 30, 2024 increased to $2,722.6 million from $2,483.4 million for the year ended June 30, 2023, an increase of $239.2 million or 10%. The increase in net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales.
Net revenue from our Sleep and Respiratory Care business in combined Europe, Asia and other markets increased for the year ended June 30, 2024 to $1,378.6 million from $1,241.6 million for the year ended June 30, 2023, an increase of $137.0 million or 11% (a 10% increase on a constant currency basis). The constant currency increase in device and mask sales in combined Europe, Asia and other was primarily attributable to increased demand and unit sales.
Net revenue from devices for the year ended June 30, 2024 increased to $2,444.0 million from $2,270.7 million for the year ended June 30, 2023, an increase of $173.3 million or 8%, including an increase of 5% in the United States, Canada and Latin America and an increase of 11% in combined Europe, Asia and other markets (a 10% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the year ended June 30, 2024 increased by 7%.
Net revenue from masks and other for the year ended June 30, 2024 increased to $1,657.2 million from $1,454.3 million for the year ended June 30, 2023, an increase of 14%, including an increase of 15% in the United States, Canada and Latin America and an increase of 10% in combined Europe, Asia and other markets (a 8% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales increased by 13%, compared to the year ended June 30, 2023.
Software as a Service
Net revenue from our SaaS business for the year ended June 30, 2024 was $584.1 million, compared to $498.0 million for the year ended June 30, 2023, an increase of $86.1 million or 17%. The increase was predominantly due to our acquisition of MEDIFOX DAN, which was acquired on November 21, 2022. Excluding the MEDIFOX DAN acquisition, SaaS revenue increased 9% and was driven by continued growth in the HME vertical within our SaaS business.
Gross Profit and Gross Margin. Gross profit increased for the year ended June 30, 2024 to $2,655.3 million from $2,355.7 million for the year ended June 30, 2023, an increase of $299.6 million or 13%. Gross margin, which is gross profit as a percentage of net revenue, was 56.7% for the year ended June 30, 2024, compared with the 55.8% for the year ended June 30, 2023. The increase in gross margin was due primarily to reduced freight and manufacturing cost improvements, a favorable impact from our SaaS business, an increase in average selling prices and a favorable product mix, which were partially offset by $14.3 million of combined expenses associated with the field safety notifications for masks with magnets and Astral devices, and an increase in the amortization of acquired intangible assets. The masks with magnets field safety notification expenses relate to estimated costs to provide alternative masks to patients in response to updated contraindications for use of masks that incorporate magnets. The Astral field safety notification expenses relate to estimated costs associated with the replacement of a certain component in some of our Astral ventilation devices that were manufactured between 2013 to 2019.
Operating Expenses
The following table summarizes our operating expenses (in thousands):

	Year Ended June 30,		Change	% Change	Constant Currency
	2024	2023
Selling, general, and administrative	$917,136	$874,003	$43,133	5%	5%
as a % of net revenue	19.6%	20.7%
Research and development	$307,525	$287,642	$19,883	7%	8%
as a % of net revenue	6.6%	6.8%
Amortization of acquired intangible assets	$46,521	$42,020	$4,501	11%	11%
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased for the year ended June 30, 2024 to $917.1 million from $874.0 million for the year ended June 30, 2023, an increase of $43.1 million or 5%. Selling, general and administrative expenses,

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
as reported in U.S. dollars, were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $1.8 million. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the year ended June 30, 2024 increased by 5% compared to the year ended June 30, 2023. As a percentage of net revenue, selling, general and administrative expenses for the year ended June 30, 2024 improved to 19.6% compared to 20.7% for the year ended June 30, 2023.
The constant currency increase in selling, general and administrative expenses for the year ended June 30, 2024 compared to the year ended June 30, 2023 was primarily due to increases in employee-related costs and additional expenses associated with the consolidation of recent acquisitions.
Research and Development Expenses
Research and development expenses increased for the year ended June 30, 2024 to $307.5 million from $287.6 million for the year ended June 30, 2023, an increase of $19.9 million or 7%. Research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $1.9 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses for the year ended June 30, 2024 increased by 8% compared to the year ended June 30, 2023. As a percentage of net revenue, research and development expenses were 6.6% for the year ended June 30, 2024 compared to 6.8% for the year ended June 30, 2023.
The constant currency increase in research and development expenses was primarily due to increased investment in our digital health technologies and SaaS solutions as well as additional expenses associated with the consolidation of recent acquisitions.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets for the year ended June 30, 2024 was $46.5 million compared to $42.0 million for the year ended the year ended June 30, 2023. The increase in amortization expense was primarily attributable to our acquisition of MEDIFOX DAN.
Restructuring Expenses
During the year ended June 30, 2024, we incurred restructuring expenses of $64.2 million associated with an evaluation of our existing operations to increase operational efficiency, decrease costs and increase profitability. Restructuring charges for the year ended June 30, 2024 were comprised of $28.6 million of employee severance and other one-time termination benefits, $33.2 million of intangible asset impairments associated with the wind down of certain business activities, and $2.4 million of other miscellaneous asset impairments.
Total Other Income (Loss), Net
The following table summarizes our other income (loss) (in thousands):

	Year Ended June 30,
	2024	2023	Change
Interest expense, net	$(45,708)	$(47,379)	$1,671
Loss attributable to equity method investments	(1,848)	(7,265)	5,417
(Loss) gain on equity investments	(4,045)	9,922	(13,967)
Gain on insurance recoveries	—	20,227	(20,227)
Other, net	(3,494)	(5,712)	2,218
Total other income (loss), net	$(55,095)	$(30,207)	$(24,888)
Total other income (loss), net for the year ended June 30, 2024 was a loss of $55.1 million, compared to a loss of $30.2 million for the year ended June 30, 2023. During the year ended June 30, 2023, we recognized recoveries from business interruption insurance for $20.2 million. Losses associated with our investments in marketable and non-marketable equity securities were $4.0 million for the year ended June 30, 2024 compared to a gain of $9.9 million or the year ended June 30, 2023. Losses associated with our investments in marketable and non-marketable equity securities were partially offset by lower losses attributable to equity method investments for the year ended June 30, 2024 of $1.8 million compared to $7.3

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
million for the year ended June 30, 2023. In addition, interest expense, net, decreased to $45.7 million for the year ended June 30, 2024 compared to $47.4 million for the year ended June 30, 2023 due to lower debt levels following the repayment of our revolving credit facility.
Income Taxes
Our effective income tax rate increased to 19.3% for the year ended June 30, 2024 from 18.5% for the year ended June 30, 2023. Our effective rate of 19.3% for the year ended June 30, 2024 differs from the statutory rate of 21.0% primarily due to research credits and foreign operations. The increase in our effective tax rate for the year ended June 30, 2024 was primarily due to a shift in our geographic mix of earnings and lower tax deductions in the current year associated with the vesting or settlement of employee share-based awards.
Our Singapore operations operate under certain tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2030. As a result of the U.S. Tax Cuts and Jobs Act of 2017 ("TCJA"), we treated all non-U.S. historical earnings as taxable during the year ended June 30, 2018. Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax, if repatriated, except as discussed in Note 12 – Income Taxes of the Notes to the Consolidated Financial Statements (Part II, Item 8).
Net Income and Earnings per Share
As a result of the factors discussed above, our net income for the year ended June 30, 2024 was $1,021.0 million compared to net income of $897.6 million for the year ended June 30, 2023. Our earnings per diluted share for the year ended June 30, 2024 was $6.92 compared to $6.09 for the year ended June 30, 2023, an increase of 14%.
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

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except percentages):

	Year Ended June 30,
	2024	2023
GAAP Net revenue	$4,685,297	$4,222,993

GAAP Cost of sales	$2,029,994	$1,867,331
Less: Amortization of acquired intangibles	(32,963)	(30,396)
Less: Masks with magnets field safety notification expenses	(6,351)	—
Less: Astral field safety notification expenses	(7,911)	—
Non-GAAP cost of sales	$1,982,769	$1,836,935

GAAP gross profit	$2,655,303	$2,355,662
GAAP gross margin	56.7%	55.8%
Non-GAAP gross profit	$2,702,528	$2,386,058
Non-GAAP gross margin	57.7%	56.5%
The measure “non-GAAP income from operations” is equal to GAAP income from operations once adjusted for amortization of acquired intangibles, restructuring expenses, field safety notification expenses, and acquisition-related expenses. Non-GAAP income from operations is reconciled with GAAP income from operations below (in thousands):

	Year Ended June 30,
	2024	2023
GAAP income from operations	$1,319,893	$1,131,871
Amortization of acquired intangibles - cost of sales	32,963	30,396
Amortization of acquired intangibles - operating expenses	46,521	42,020
Restructuring expenses	64,228	9,177
Masks with magnets field safety notification expenses	6,351	—
Astral field safety notification expenses	7,911	—
Acquisition-related expenses	483	10,949
Non-GAAP income from operations	$1,478,350	$1,224,413

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
The measure “non-GAAP net income” is equal to GAAP net income once adjusted for amortization of acquired intangibles, restructuring expenses, field safety notification expenses, acquisition related expenses, gain on insurance recoveries, and associated tax effects. The measure “non-GAAP diluted earnings per share” is the ratio of non-GAAP net income to diluted shares outstanding. These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except for per share amounts):

	Year Ended June 30,
	2024	2023
GAAP net income	$1,020,951	$897,556
Amortization of acquired intangibles - cost of sales	32,963	30,396
Amortization of acquired intangibles - operating expenses	46,521	42,020
Restructuring expenses	64,228	9,177
Masks with magnets field safety notification expenses	6,351	—
Astral field safety notification expenses	7,911	—
Acquisition-related expenses	483	10,949
Gain on insurance recoveries	—	(20,227)
Income tax effect on non-GAAP adjustments	(40,114)	(20,114)
Non-GAAP net income	$1,139,294	$949,757
Diluted shares outstanding	147,550	147,455
GAAP diluted earnings per share	$6.92	$6.09
Non-GAAP diluted earnings per share	$7.72	$6.44
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
As of June 30, 2024 and June 30, 2023, we had cash and cash equivalents of $238.4 million and $227.9 million, respectively. Our cash and cash equivalents held within the United States at June 30, 2024 and June 30, 2023 were $51.2 million and $49.3 million, respectively. Our remaining cash and cash equivalent balances at June 30, 2024 and June 30, 2023, were $187.2 million and $178.6 million, respectively. Our cash and cash equivalent balances are held at highly rated financial institutions.
As of June 30, 2024, we had $1,470.0 million available for draw down under the revolving credit facility and a combined total of $1,708.4 million in cash and available liquidity under the revolving credit facility.
We repatriated $800.0 million and $445.0 million to the United States during the years ended June 30, 2024 and 2023, respectively, from earnings generated in each of those years. The amount of the current year foreign earnings that we have repatriated to the United States in the past has been determined, and the amount that we expect to repatriate during fiscal year 2025 will be determined, based on a variety of factors, including current year earnings of our foreign subsidiaries, foreign investment needs and the cash flow needs we have in the United States, such as for the repayment of debt, dividend distributions, and other domestic obligations.

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
As a result of the TCJA, we treated all non-U.S. historical earnings as taxable, which resulted in additional tax expense of $92.4 million which was payable over the proceeding eight years. Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax if repatriated, except as discussed in Note 12 – Income Taxes of the Notes to the Consolidated Financial Statements (Part II, Item 8).
We believe that our current sources of liquidity will be sufficient to fund our operations, including expected capital expenditures, for the next 12 months and beyond.
Revolving Credit Agreement, Term Credit Agreement and Senior Notes
On June 29, 2022, we entered into a second amended and restated credit agreement (as amended from time to time, the “Revolving Credit Agreement”). The Revolving Credit Agreement, among other things, provided a senior unsecured revolving credit facility of $1,500.0 million, with an uncommitted option to increase the revolving credit facility by an additional amount equal to the greater of $1,000.0 million or 1.0 times the EBITDA for the trailing twelve-month measurement period. Additionally, on June 29, 2022, ResMed Pty Limited entered into a Second Amendment to the Syndicated Facility Agreement (the “Term Credit Agreement”). The Term Credit Agreement, among other things, provides ResMed Limited a senior unsecured term credit facility of $200.0 million. The Revolving Credit Agreement and Term Credit Agreement each terminate on Jun 29, 2027, when all unpaid principal and interest under the loans must be repaid. As of June 30, 2024, we had $1,470.0 million available for draw down under the revolving credit facility.
On July 10, 2019, we entered into a Note Purchase Agreement with the purchasers to that agreement, in connection with the issuance and sale of $250.0 million principal amount of our 3.24% senior notes due July 10, 2026, and $250.0 million principal amount of our 3.45% senior notes due July 10, 2029 (“Senior Notes”).
On June 30, 2024, there was a total of $710.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes. We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and debt facilities.
Cash Flow Summary
The following table summarizes our cash flow activity (in thousands):

	Year Ended June 30,
	2024	2023
Net cash provided by operating activities	$1,401,260	$693,299
Net cash used in investing activities	(269,784)	(1,159,845)
Net cash (used in) provided by financing activities	(1,119,287)	422,874
Effect of exchange rate changes on cash	(1,719)	(2,147)
Net increase (decrease) in cash and cash equivalents	$10,470	$(45,819)
Operating Activities
Cash provided by operating activities was $1,401.3 million for the year ended June 30, 2024, compared to cash provided of $693.3 million for the year ended June 30, 2023. The $708.0 million increase in cash flow from operations was primarily due to lower cash outflows on inventory purchases during the year ended June 30, 2024 compared to the year ended June 30, 2023 and an increase in operating profit for the year ended June 30, 2024.
Investing Activities
Cash used in investing activities was $269.8 million for the year ended June 30, 2024, compared to cash used of $1,159.8 million for the year ended June 30, 2023. The $890.1 million decrease in cash flow used in investing activities was primarily due to the cash used to acquire MEDIFOX DAN during the year ended June 30, 2023, partially offset by the cash used to acquire Somnoware during the year ended June 30, 2024.

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financing Activities
Cash used in financing activities was $1,119.3 million for the year ended June 30, 2024, compared to cash provided of $422.9 million for the year ended June 30, 2023. The $1,542.2 million increase in cash flow used in financing activities was primarily due to borrowing activity under our Revolving Credit Agreement in order to finance our acquisition of MEDIFOX DAN during the year ended June 30, 2023 and subsequent repayments during the year ended June 30, 2024. In addition, we repurchased $150.0 million of treasury stock during the year ended June 30, 2024. We did not purchase any shares under our share repurchase program during the year ended June 30, 2023.
Dividends
During the year ended June 30, 2024, we paid cash dividends of $1.92 per common share totaling $282.3 million. On August 1, 2024, our board of directors declared a cash dividend of $0.53 per common share, to be paid on September 19, 2024, to shareholders of record as of the close of business on August 15, 2024. Future dividends are subject to approval by our board of directors.
Contractual Obligations and Commitments
Details of contractual obligations at June 30, 2024 are as follows (in thousands):

		Payments Due by June 30,
	Total	2025	2026	2027	2028	2029	Thereafter
Debt	$712,647	$12,647	$10,000	$440,000	$—	$—	$250,000
Interest on debt	92,923	28,831	27,393	19,209	8,625	8,625	240
Operating leases	186,673	32,490	25,759	21,675	19,894	18,262	68,593
Purchase obligations	1,023,088	845,432	113,067	24,125	3,709	1,675	35,080
Total	$2,015,331	$919,400	$176,219	$505,009	$32,228	$28,562	$353,913
Details of other commercial commitments at June 30, 2024 are as follows (in thousands):

		Amount of Commitment Expiration Per Period
	Total	2025	2026	2027	2028	2029	Thereafter
Standby letter of credit	$10,587	$4,256	$523	$—	$—	$189	$5,619
Guarantees*	3,453	3,377	15	8	20	—	33
Total	$14,040	$7,633	$538	$8	$20	$189	$5,652
*These guarantees mainly relate to requirements under contractual obligations with insurance companies transacting with our German subsidiaries and guarantees provided under our facility leasing obligations.
Refer to Note 15 – Legal Actions, Contingencies and Commitments of the Notes to the Consolidated Financial Statements (Part II, Item 8) for details of our contingent obligations under recourse provisions.
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
We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:
(1)Valuation of Goodwill. We make assumptions in establishing the carrying value and fair value of our goodwill. Our goodwill impairment tests are performed at our reporting unit level, which is one level below our operating segments. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, as well as the strategic significance of the assets in our business objectives. If goodwill is considered to be impaired, we recognize as an impairment the amount by which the carrying value of the goodwill exceeds its fair value, limited to the value of goodwill allocated to the impaired reporting unit, as described in Step 1 below. Factors that would influence the likelihood of a material change in our reported results include significant changes in the asset’s ability to generate positive cash flow, a significant decline in the economic and competitive environment on which the asset depends, significant changes in our strategic business objectives, utilization of the asset, and a significant change in the economic and/or political conditions in certain countries.
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
During the annual reviews for the years ended June 30, 2024, 2023 and 2022, we completed a Step 0 or Qualitative assessment and determined it was more likely than not that the fair value of our reporting units exceeded their carrying amounts, including goodwill, and therefore goodwill was not impaired.
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
Tax years 2018 to 2023 remain subject to examination by the major tax jurisdictions in which we are subject to tax.
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
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. In our Sleep and Respiratory Care segment, the amount of consideration received and revenue recognized varies with changes in marketing incentives (e.g. rebates, discounts, free goods) and returns by our customers and their customers. When we give customers the right to return eligible products and receive credit, returns are estimated based on an analysis of our historical experience. Returns of products, excluding warranty-related returns, have historically been infrequent and insignificant. We adjust the estimate of revenue at the earlier of when the most likely amount of consideration can be estimated, the amount expected to be received changes, or when the consideration becomes fixed.
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
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
(4)Business Combinations. Using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, we allocate the purchase price to the estimated fair values of the assets acquired and liabilities assumed. This allocation process involves the use of estimates and assumptions made in connection with determining the fair value of assets acquired and liabilities assumed including cash flows expected to be derived from the use of the asset, the timing of such cash flows, the remaining useful life of assets and applicable discount rates.
If actual results vary from the estimates or assumptions used in the valuation or allocation process, we may be required to record an impairment charge or an increase in depreciation or amortization in future periods, or both. Refer to Note 17 – Business Combinations of the Notes to the Consolidated Financial Statements (Part II, Item 8) for additional information about accounting for the MEDIFOX DAN acquisition.
Off-Balance Sheet Arrangements
As of June 30, 2024, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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
The notional value of outstanding foreign cross-currency swaps was $1,026.2 million at June 30, 2024. These contracts mature at various dates prior to December 31, 2029.
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
The notional value of the outstanding non-designated hedges was $1,340.0 million and $954.7 million at June 30, 2024 and June 30, 2023, respectively. These contracts mature at various dates prior to September 15, 2025.

PART II	Item 7A
RESMED INC. AND SUBSIDIARIES Quantitative and Qualitative Disclosures About Market and Business Risks
Fair Values of Derivative Instruments
The table below provides information (in U.S. dollars) on our significant foreign-currency-denominated financial assets by legal entity functional currency as of June 30, 2024 (in thousands):

	U.S. Dollar (USD)	Euro (EUR)	Canadian Dollar (CAD)	Chinese Yuan (CNY)
AUD Functional:
Net Assets/(Liabilities)	516,532	(198,361)	—	33,605
Foreign Currency Hedges	(495,000)	171,289	—	(27,520)
Net Total	21,532	(27,072)	—	6,085
USD Functional:
Net Assets/(Liabilities)	—	303,896	29,965	—
Foreign Currency Hedges	—	(299,756)	(29,238)	—
Net Total	—	4,140	727	—
SGD Functional:
Net Assets/(Liabilities)	375,902	125,365	—	1,747
Foreign Currency Hedges	(360,000)	(128,467)	—	—
Net Total	15,902	(3,102)	—	1,747

PART II	Item 7A
RESMED INC. AND SUBSIDIARIES Quantitative and Qualitative Disclosures About Market and Business Risks
The table below provides information about our material foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars, forward contracts and cross-currency swaps held at June 30, 2024. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

		Fair Value Assets / (Liabilities)
	Total	June 30, 2024	June 30, 2023
AUD/USD
Contract amount	495,000	730	(1,064)
Ave. contractual exchange rate	AUD 1 = USD 0.6677
AUD/Euro
Contract amount	251,580	(1,610)	(915)
Ave. contractual exchange rate	AUD 1 = EUR 0.6275
SGD/Euro
Contract amount	176,642	825	(1,760)
Ave. contractual exchange rate	SGD 1 = Euro 0.6797
SGD/USD
Contract amount	360,000	(2,054)	(4,133)
Ave. contractual exchange rate	SGD 1 = USD 0.7460
AUD/CNY
Contract amount	27,520	(112)	(31)
Ave. contractual exchange rate	AUD 1 = CNY 4.8538
USD/EUR
Contract amount	1,026,231	(31,743)	(60,546)
Ave. contractual exchange rate	USD 1 = EUR .9610
USD/CAD
Contract amount	29,238	(143)	156
Ave. contractual exchange rate	CAD 1 = USD 0.7274
Interest Rate Risk
We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At June 30, 2024, we held cash and cash equivalents of $238.4 million principally comprising of bank term deposits and at-call accounts and are invested at both short-term fixed interest rates and variable interest rates. At June 30, 2024, there was $210.0 million outstanding under the revolving credit and term loan facilities, which were subject to variable interest rates. A hypothetical 10% change in interest rates during the year ended June 30, 2024, would not have had a material impact on pretax income. We have no interest rate hedging agreements. On July 10, 2019, we entered into the Note Purchase Agreement with the purchasers to that agreement, in connection with the issuance and sale of $250.0 million principal amount of our 3.24% senior notes due July 10, 2026, and $250.0 million principal amount of our 3.45% senior notes due July 10, 2029. The interest rate on these notes is fixed and not subject to fluctuation.
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
(a) Index to Consolidated Financial Statements
(b) Supplementary Data
Quarterly Financial Information (unaudited)—The quarterly results for the years ended June 30, 2024 and 2023 are summarized below (in thousands, except per share amounts):

2024	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenue	$1,102,321	$1,162,801	$1,196,980	$1,223,195	$4,685,297
Gross profit	$600,060	$646,934	$692,781	$715,527	$2,655,303
Net income	$219,422	$208,800	$300,492	$292,237	$1,020,951
Basic earnings per share	$1.49	$1.42	$2.04	$1.99	$6.94
Diluted earnings per share	$1.49	$1.42	$2.04	$1.98	$6.92

2023	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenue	$950,294	$1,033,744	$1,116,898	$1,122,057	$4,222,993
Gross profit	$540,810	$579,715	$617,752	$617,386	$2,355,662
Net income	$210,478	$224,914	$232,500	$229,664	$897,556
Basic earnings per share	$1.44	$1.53	$1.58	$1.56	$6.12
Diluted earnings per share	$1.43	$1.53	$1.58	$1.56	$6.09
Note: the amounts for each quarter are computed independently and, due to the computation formula, the sum of the four quarters may not equal the year.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
ResMed Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of ResMed Inc. and subsidiaries (the Company) as of June 30, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 8, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of goodwill triggering events
As discussed in Notes 2(i) and 5 to the consolidated financial statements, the Company’s goodwill balance was $2,842 million as of June 30, 2024. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of a reporting unit, including goodwill, might exceed the fair value of the reporting unit. In the current year, the Company performed qualitative, or Step 0, assessments to determine whether there was a greater than 50 percent likelihood that the fair value of each reporting unit was less than its carrying value. After completing Step 0, the Company determined that goodwill was not more likely than not impaired and, therefore, no Step 1, or quantitative assessment, was necessary.

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
August 8, 2024

PART II	Item 8
RESMED INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2024 and 2023
(In US$ and in thousands, except share and per share data)

	June 30, 2024	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$238,361	$227,891
Accounts receivable, net of allowances of $21,132 and $23,603 at June 30, 2024 and June 30, 2023, respectively	837,275	704,909
Inventories (note 4)	822,250	998,012
Prepaid expenses and other current assets (note 4)	459,833	437,018
Total current assets	2,357,719	2,367,830
Non-current assets:
Property, plant and equipment, net (note 4)	548,025	537,856
Operating lease right-of-use assets (note 9)	151,121	127,955
Goodwill (note 5)	2,842,055	2,770,299
Other intangible assets, net (note 5)	485,904	552,341
Deferred income taxes (note 12)	203,569	132,974
Prepaid taxes and other non-current assets	284,001	262,453
Total non-current assets	4,514,675	4,383,878
Total assets	$6,872,394	$6,751,708
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$237,728	$150,756
Accrued expenses (note 7)	377,678	365,660
Operating lease liabilities, current (note 9)	25,278	21,919
Deferred revenue	152,554	138,072
Income taxes payable (note 12)	107,517	72,224
Short-term debt, net (note 8)	9,900	9,902
Total current liabilities	910,655	758,533
Non-current liabilities:
Deferred revenue	137,343	119,186
Deferred income taxes (note 12)	79,339	90,650
Operating lease liabilities, non-current (note 9)	141,444	116,853
Other long-term liabilities	42,257	68,166
Long-term debt, net (note 8)	697,313	1,431,234
Long-term income taxes payable (note 12)	—	37,183
Total non-current liabilities	1,097,696	1,863,272
Total liabilities	2,008,351	2,621,805
Commitments and contingencies (note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $0.004 par value, 350,000,000 shares authorized; 189,565,112 issued and 146,901,045 outstanding at June 30, 2024 and 188,900,583 issued and 147,064,349 outstanding at June 30, 2023	588	588
Additional paid-in capital	1,896,604	1,772,083
Retained earnings	4,991,647	4,253,016
Treasury stock, at cost, 42,664,067 shares at June 30, 2024 and 41,836,234 shares at June 30, 2023	(1,773,267)	(1,623,256)
Accumulated other comprehensive loss	(251,529)	(272,528)
Total stockholders’ equity	4,864,043	4,129,903
Total liabilities and stockholders’ equity	$6,872,394	$6,751,708
See accompanying notes to consolidated financial statements.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended June 30, 2024, 2023 and 2022
(In US$ and in thousands, except share and per share data)

	June 30, 2024	June 30, 2023	June 30, 2022
Net revenue - Sleep and Respiratory Care products	$4,101,172	$3,725,017	$3,177,298
Net revenue - Software as a Service	584,125	497,976	400,829
Net revenue	4,685,297	4,222,993	3,578,127

Cost of sales - Sleep and Respiratory Care products	1,806,845	1,662,957	1,365,421
Cost of sales - Software as a Service	190,186	173,978	148,745
Cost of sales (exclusive of amortization shown separately below)	1,997,031	1,836,935	1,514,166

Amortization of acquired intangible assets - Sleep and Respiratory Care products	5,515	5,340	4,105
Amortization of acquired intangible assets - Software as a Service	27,448	25,056	35,545
Amortization of acquired intangible assets	32,963	30,396	39,650
Total cost of sales	2,029,994	1,867,331	1,553,816
Gross profit	2,655,303	2,355,662	2,024,311

Selling, general, and administrative	917,136	874,003	737,508
Research and development	307,525	287,642	253,575
Amortization of acquired intangible assets	46,521	42,020	31,078
Restructuring expenses (note 18)	64,228	9,177	—
Acquisition related expenses	—	10,949	1,864
Total operating expenses	1,335,410	1,223,791	1,024,025
Income from operations	1,319,893	1,131,871	1,000,286
Other income (loss), net:
Interest expense, net	(45,708)	(47,379)	(22,312)
Loss attributable to equity method investments (note 6)	(1,848)	(7,265)	(8,486)
(Loss) gain on equity investments (note 6)	(4,045)	9,922	(12,202)
Gain on insurance recoveries	—	20,227	—
Other, net	(3,494)	(5,712)	3,197
Total other income (loss), net	(55,095)	(30,207)	(39,803)
Income before income taxes	1,264,798	1,101,664	960,483
Income taxes (note 12)	243,847	204,108	181,046
Net income	$1,020,951	$897,556	$779,437

Basic earnings per share (note 11)	$6.94	$6.12	$5.34
Diluted earnings per share (note 11)	$6.92	$6.09	$5.30
Dividend declared per share	$1.92	$1.76	$1.68
Basic shares outstanding (000's)	147,021	146,765	146,066
Diluted shares outstanding (000's)	147,550	147,455	147,043
See accompanying notes to consolidated financial statements.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended June 30, 2024, 2023 and 2022
(In US$ and in thousands)

	June 30, 2024	June 30, 2023	June 30, 2022
Net income	$1,020,951	$897,556	$779,437
Other comprehensive income (loss):
Unrealized gains (losses) on designated hedging instruments	31,743	(35,596)	—
Foreign currency translation (loss) gain adjustments	(10,744)	75,815	(119,260)
Comprehensive income	$1,041,950	$937,775	$660,177
See accompanying notes to consolidated financial statements.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended June 30, 2024, 2023 and 2022
(In US$ and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2021	187,485	$583	$1,622,199	(41,836)	$(1,623,256)	$3,079,640	$(193,487)	$2,885,679
Common stock issued on exercise of options (note 10)	177	—	11,205	—	—	—	—	11,205
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 10)	369	2	(52,408)	—	—	—	—	(52,406)
Common stock issued on employee stock purchase plan (note 10)	216	1	36,179	—	—	—	—	36,180
Stock-based compensation costs	—	—	65,257	—	—	—	—	65,257
Other comprehensive loss	—	—	—	—	—	—	(119,260)	(119,260)
Net income	—	—	—	—	—	779,437	—	779,437
Dividends declared ($1.68 per common share)	—	—	—	—	—	(245,341)	—	(245,341)
Balance, June 30, 2022	188,247	$586	$1,682,432	(41,836)	$(1,623,256)	$3,613,736	$(312,747)	$3,360,751
Common stock issued on exercise of options (note 10)	157	—	9,696	—	—	—	—	9,696
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 10)	277	1	(30,632)	—	—	—	—	(30,631)
Common stock issued on employee stock purchase plan (note 10)	220	1	39,445	—	—	—	—	39,446
Stock-based compensation costs	—	—	71,142	—	—	—	—	71,142
Other comprehensive income	—	—	—	—	—	—	40,219	40,219
Net income	—	—	—	—	—	897,556	—	897,556
Dividends declared ($1.76 per common share)	—	—	—	—	—	(258,276)	—	(258,276)
Balance, June 30, 2023	188,901	$588	$1,772,083	(41,836)	$(1,623,256)	$4,253,016	$(272,528)	$4,129,903
Common stock issued on exercise of options (note 10)	166	—	13,484	—	—	—	—	13,484
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 10)	175	1	(8,758)	—	—	—	—	(8,757)
Common stock issued on employee stock purchase plan (note 10)	323	1	39,609	—	—	—	—	39,610
Treasury stock purchases	—	(2)	2	(828)	(150,011)			(150,011)
Stock-based compensation costs	—	—	80,184	—	—	—	—	80,184
Other comprehensive income	—	—	—	—	—	—	20,999	20,999
Net income	—	—	—	—	—	1,020,951	—	1,020,951
Dividends declared ($1.92 per common share)	—	—	—	—	—	(282,320)	—	(282,320)
Balance, June 30, 2024	189,565	$588	$1,896,604	(42,664)	$(1,773,267)	$4,991,647	$(251,529)	$4,864,043
See accompanying notes to consolidated financial statements.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended June 30, 2024, 2023 and 2022
(In US$ and in thousands)

	June 30, 2024	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net income	$1,020,951	$897,556	$779,437
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176,870	165,156	159,609
Amortization of right-of-use assets	39,339	32,406	34,232
Stock-based compensation costs (note 10)	80,184	71,142	65,257
Loss attributable to equity method investments, net of dividends received (note 6)	1,848	10,138	8,486
(Gain) loss on equity investments (note 6)	4,045	(9,922)	12,202
Restructuring expenses (note 18)	33,239	9,177	—
Gain on insurance recoveries	—	(20,227)	—
Changes in operating assets and liabilities:
Accounts receivable	(134,278)	(106,511)	19,346
Inventories	172,203	(248,833)	(311,681)
Prepaid expenses, net deferred income taxes and other current assets	(115,213)	(138,125)	(168,109)
Accounts payable, accrued expenses and other	122,072	31,342	(247,632)
Net cash provided by operating activities	1,401,260	693,299	351,147
Cash flows from investing activities:
Purchases of property, plant and equipment	(99,460)	(119,672)	(134,835)
Patent registration costs	(15,396)	(14,328)	(21,201)
Business acquisitions, net of cash acquired	(133,464)	(1,012,749)	(42,784)
Purchases of investments (note 6)	(12,765)	(32,229)	(20,724)
Proceeds from exits of investments (note 6)	1,000	3,937	6,802
Proceeds / (payments) on maturity of foreign currency contracts	(9,699)	15,196	(17,176)
Net cash used in investing activities	(269,784)	(1,159,845)	(229,918)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	53,094	49,142	47,384
Taxes paid related to net share settlement of equity awards	(8,757)	(30,631)	(52,406)
Purchases of treasury stock	(150,011)	—	—
Payments of business combination contingent consideration	(1,293)	(2,361)	—
Proceeds from borrowings, net of borrowing costs	105,000	1,070,000	288,000
Repayment of borrowings	(835,000)	(405,000)	(166,000)
Dividends paid	(282,320)	(258,276)	(245,341)
Net cash (used in) provided by financing activities	(1,119,287)	422,874	(128,363)
Effect of exchange rate changes on cash	(1,719)	(2,147)	(14,434)
Net increase (decrease) in cash and cash equivalents	10,470	(45,819)	(21,568)
Cash and cash equivalents at beginning of period	227,891	273,710	295,278
Cash and cash equivalents at end of period	$238,361	$227,891	$273,710
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$278,400	$216,866	$478,120
Interest paid	$45,708	$47,379	$22,312
Fair value of assets acquired, excluding cash	$46,033	$359,730	$15,648
Liabilities assumed	(7,696)	(131,765)	(4,672)
Goodwill on acquisition	92,191	786,990	38,953
Previously held equity interest	—	—	(4,078)
Deferred payments	(143)	2,542	(3,067)
Fair value of contingent consideration	4,372	(2,387)	—
Cash paid for acquisitions	$134,757	$1,015,110	$42,784
See accompanying notes to consolidated financial statements.

PART II	Item 8
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
Disaggregation of revenue
See Note 13 – Segment Information for our net revenue disaggregated by segment, product and region for the years ended June 30, 2024, 2023 and 2022.
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

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
The following table summarizes our contract balances as of June 30, 2024 and 2023 (in thousands):

	2024	2023	Balance sheet caption
Contract assets
Accounts receivable, net	$837,275	$704,909	Accounts receivable, net
Unbilled revenue, current	$38,183	$31,521	Prepaid expenses and other current assets
Unbilled revenue, non-current	$18,450	$10,078	Prepaid taxes and other non-current assets

Contract liabilities
Deferred revenue, current	$(152,554)	$(138,072)	Deferred revenue (current liabilities)
Deferred revenue, non-current	$(137,343)	$(119,186)	Deferred revenue (non-current liabilities)
Transaction price determination
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. In our Sleep and Respiratory Care segment, the amount of consideration received and revenue recognized varies with changes in marketing incentives (e.g. rebates, discounts, free goods) and returns by our customers and their customers. When we give customers the right to return eligible products and receive credit, returns are estimated based on an analysis of our historical experience. Returns of products, excluding warranty-related returns, have historically been infrequent and insignificant. We adjust the estimate of revenue at the earlier of when the most likely amount of consideration can be estimated, the amount expected to be received changes, or when the consideration becomes fixed.
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
Accounting and practical expedient elections
We have elected to account for shipping and handling activities associated with our Sleep and Respiratory Care segment as a fulfillment cost within cost of sales, and record shipping and handling costs collected from customers in net revenue. We have also elected for all taxes assessed by government authorities that are imposed on and concurrent with revenue-producing transactions, such as sales and value added taxes, to be excluded from revenue and presented on a net basis. We have adopted two practical expedients including the “right to invoice” practical expedient, which is relevant for some of our SaaS contracts as it allows us to recognize revenue in the amount of the invoice when it corresponds directly with the value of performance completed to date. The second practical expedient adopted permits relief from considering a significant financing component when the payment for the good or service is expected to be one year or less.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
(c)Concentration of Credit Risk and Significant Customers
Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, derivatives and trade receivables. Our cash and cash equivalents are generally held with large, diverse financial institutions to reduce the amount of exposure to any single financial institution. Our derivative contracts are transacted with various financial institutions with high credit standings and any exposure to counterparty credit-related losses in these contracts is largely mitigated with collateralization and master-netting agreements. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the majority of our customer contracts and by the diversification of our customer base. No single customer accounted for 10% or more of our total revenues for any of the periods presented.
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
The carrying value of cash equivalents, accounts receivable and accounts payable, approximate their fair value because of their short-term nature. The carrying value of long-term debt related to our Revolving Credit and Term Credit Agreements approximates its fair value as the principal amounts outstanding are subject to variable interest rates that are based on market rates which are regularly reset. The carrying value of long-term debt related to our Senior Notes can differ to its fair value as the principal amounts outstanding are subject to fixed interest rates as outlined in Note 8 – Debt. Foreign currency hedging instruments are marked to market and therefore reflect their fair value. In addition, we measure investments in publicly held equity securities and privately held equity securities for which there has been an observable price change in an identical or similar security, at fair value. We do not hold or issue financial instruments for trading purposes.
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
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
Depreciation expense for property, plant, and equipment was $88.9 million, $84.7 million, and $81.0 million for the years ended June 30, 2024, 2023 and 2022, respectively.
(h)Intangible Assets
We capitalize the registration costs for new patents and amortize the costs over the estimated useful life of the patent, which is generally ten years. If a patent is superseded or a product is retired, any unamortized costs are written off immediately.
We amortize our other intangible assets on a straight-line basis over their estimated useful lives, which range from two years to fifteen years. We evaluate events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists and, at least annually, evaluate the recoverability of intangible assets.
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
During the annual reviews for the years ended June 30, 2024, 2023 and 2022, we completed a Step 0 or Qualitative assessment and determined it was more likely than not that the fair value of our reporting units exceeded their carrying amounts, including goodwill, and therefore goodwill was not impaired.
(j)Business Combinations
We allocate the purchase price to the estimated fair values of the assets acquired and liabilities assumed. This allocation process involves the use of estimates and assumptions made in connection with determining the fair value of assets acquired and liabilities assumed including cash flows expected to be derived from the use of the asset, the timing of such cash flows, the remaining useful life of assets and applicable discount rates.
If actual results vary from the estimates or assumptions used in the valuation or allocation process, we may be required to record an impairment charge or an increase in depreciation or amortization in future periods, or both.
(k)Equity Investments
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
(l)Research and Development
We record all research and development expenses in the period we incur them.
(m)Foreign Currency
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
(n)Foreign Exchange Risk Management
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
The notional value of outstanding foreign cross-currency swaps was $1,026.2 million at June 30, 2024. These contracts mature at various dates prior to December 31, 2029.
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
The notional value of the outstanding non-designated hedges was $1,340.0 million and $954.7 million at June 30, 2024 and June 30, 2023, respectively. These contracts mature at various dates prior to September 15, 2025.
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
(o)Income Taxes
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
(p)Allowance for Credit Losses
We maintain an allowance for credit losses on customer receivables based expected losses, considering our historical write-off experience, an assessment of our customers’ financial conditions, and available information that is relevant to assessing the collectability of cash flows, which includes current conditions and forecasts about future economic conditions. Customer receivables are charged against the allowance when they are deemed uncollectible.
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
During the year ended June 30, 2024, we recorded $33.2 million of restructuring related intangible asset impairments associated with the wind down of certain business activities. Refer to Note 18 – Restructuring Expenses for additional information regarding restructuring costs. We did not recognize impairment charges in relation to long-lived assets during the fiscal years ended June 30, 2023 and 2022.
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
(3) New Accounting Pronouncements
(a)Recently issued accounting standards not yet adopted
ASU No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
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
(4) Supplemental Balance Sheet Information
Components of selected captions in the consolidated balance sheets consisted of the following as of June 30, 2024 and June 30, 2023 (in thousands):

Inventories	2024	2023
Raw materials	$355,570	$459,126
Work in progress	2,713	3,956
Finished goods	463,967	534,930
Total inventories	$822,250	$998,012

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

Prepaid expenses and other current assets	2024	2023
Prepaid taxes	$107,623	$114,009
Prepaid inventories	172,198	143,084
Other prepaid expenses and current assets	180,012	179,925
Total prepaid expenses and other current assets	$459,833	$437,018

Property, plant and equipment	2024	2023
Machinery and equipment	$479,941	$443,781
Computer equipment and software	200,128	189,568
Furniture and fixtures	61,969	61,663
Vehicles and aircraft	20,450	20,587
Clinical, demonstration and rental equipment	127,358	115,696
Leasehold improvements	102,104	91,499
Land	51,977	52,055
Buildings	231,065	231,019
Property, plant and equipment, at cost	$1,274,992	$1,205,868
Accumulated depreciation and amortization	(726,967)	(668,012)
Property, plant and equipment, net	$548,025	$537,856
(5) Goodwill and Other Intangible Assets, net
Goodwill
For each of the years ended June 30, 2024 and June 30, 2023, we have not recorded any goodwill impairments. Changes in the carrying amount of goodwill is comprised of the following for the year ended June 30, 2024 (in thousands):

	2024
	Sleep and Respiratory Care	SaaS	Total
Balance at the beginning of the period	$670,120	$2,100,179	$2,770,299
Business acquisitions	92,191	—	92,191
Foreign currency translation adjustments	(4,782)	(15,653)	(20,435)
Balance at the end of the period	$757,529	$2,084,526	$2,842,055
Other Intangible Assets
Other intangibles, net are comprised of the following as of June 30, 2024 and June 30, 2023 (in thousands):

	2024	2023
Developed/core product technology	$384,679	$398,740
Accumulated amortization	(280,970)	(265,802)
Developed/core product technology, net	103,709	132,938
Customer relationships	432,470	443,652
Accumulated amortization	(150,486)	(124,220)
Customer relationships, net	281,984	319,432
Other intangibles	252,210	244,373
Accumulated amortization	(151,999)	(144,402)
Other intangibles, net	100,211	99,971
Total other intangibles, net	$485,904	$552,341
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
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
During the year ended June 30, 2024, we impaired $18.6 million of developed/core product technology intangible assets, $14.5 million of customer relationship intangible assets, and $0.1 million of other intangibles associated with restructuring activities. These non-cash charges were recorded within restructuring expenses in the consolidated statements of income. Refer to Note 18 – Restructuring Expenses for the facts and circumstances leading to the impairments. We did not record any intangible asset impairments during the years ended June 30, 2023 and 2022.
Amortization expense related to identified intangible assets for the years ended June 30, 2024 and June 30, 2023 was $79.5 million and $72.4 million, respectively. Amortization expense related to patents, included in other intangibles, for the years ended June 30, 2024 and June 30, 2023 was $7.6 million and $7.0 million, respectively. Total estimated annual amortization expense for the years ending June 30, 2025 through June 30, 2029, is shown below (in thousands):

	Fiscal Years Ending June 30
	2025	2026	2027	2028	2029
Estimated amortization expense	$81,975	$76,847	$58,023	$49,431	$43,492
(6) Investments
Equity investments by measurement category as of June 30, 2024 and June 30, 2023 were as follows (in thousands):

Measurement category	2024	2023
Fair value	$12,026	$12,423
Measurement alternative	73,739	68,748
Equity method	65,462	65,366
Total	$151,227	$146,537
The following table shows a reconciliation of the changes in our equity investments for the year ended June 30, 2024 (in thousands):

	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$68,748	$12,423	$65,366	$146,537
Additions to investments	8,640	1,000	3,125	12,765
Observable price adjustments on non-marketable equity securities	2,315	—	—	2,315
Impairment of investments	(4,963)	—	—	(4,963)
Proceeds from exits of investments	(1,000)	—	—	(1,000)
Unrealized losses on marketable equity securities	—	(1,397)	—	(1,397)
Loss attributable to equity method investments	—	—	(1,848)	(1,848)
Foreign currency translation adjustments	(1)	—	(1,181)	(1,182)
Carrying value at the end of the period	$73,739	$12,026	$65,462	$151,227

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
The following table shows a reconciliation of the changes in our equity investments for the year ended June 30, 2023 (in thousands):

	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$39,290	$9,167	$9,918	$58,375
Additions to investments (1)	21,738	4,991	62,733	89,462
Observable price adjustments on non-marketable equity securities	12,612	—	—	12,612
Impairment of investments	(4,892)	—	—	(4,892)
Realized gains on marketable and non-marketable equity securities	3,937	—	—	3,937
Proceeds from exits of investments	(3,937)	—	—	(3,937)
Unrealized losses on marketable equity securities	—	(1,735)	—	(1,735)
Loss attributable to equity method investments	—	—	(7,265)	(7,265)
Dividends received	—	—	(2,873)	(2,873)
Foreign currency translation adjustments	—	—	2,853	2,853
Carrying value at the end of the period	$68,748	$12,423	$65,366	$146,537
(1)Includes additions from purchases and an equity method investment acquired and measured at fair value via our acquisition of MEDIFOX DAN. Refer to Note 17 herein.
Net unrealized gains and losses recognized in the years ended June 30, 2024, 2023 and 2022 for equity investments in non-marketable and marketable securities still held as of those respective dates were a loss of $4.0 million, a gain of $6.0 million, and a loss of $16.2 million, respectively.
(7) Accrued Expenses
Accrued expenses at June 30, 2024 and June 30, 2023 consist of the following (in thousands):

	2024	2023
Product warranties	$35,134	$27,621
Consulting and professional fees	27,143	26,148
Value added taxes and other taxes due	27,016	23,636
Employee related costs	223,862	220,785
Promotional and marketing	6,023	9,366
Foreign currency hedging instruments	4,654	9,558
Accrued interest	9,206	9,375
Logistics and occupancy costs	17,996	16,278
Inventory in transit	8,045	10,034
Other	18,599	12,859
Total accrued expenses	$377,678	$365,660

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
(8) Debt
Debt at June 30, 2024 and June 30, 2023 consists of the following (in thousands):

	2024	2023
Short-term debt	$10,000	$10,000
Deferred borrowing costs	(100)	(98)
Short-term debt, net	$9,900	$9,902

Long-term debt	$700,000	$1,435,000
Deferred borrowing costs	(2,687)	(3,766)
Long-term debt, net	$697,313	$1,431,234
Total debt	$707,213	$1,441,136
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
The Revolving Credit Agreement and Term Credit Agreement each terminate on June 29, 2027, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $5.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to the Adjusted Term SOFR (as defined in the Revolving Credit Agreement) plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). At June 30, 2024, the interest rate that was being charged on the outstanding principal amounts was 6.19%. An applicable commitment fee of 0.075% to 0.150% (depending on the then-applicable leverage

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
ratio) applies on the unused portion of the revolving credit facility. As of June 30, 2024, we had $1,470.0 million available for draw down under the revolving credit facility.
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As the Revolving Credit and Term Credit Agreements’ interest rate is calculated as Adjusted Term SOFR plus the spreads described above, its carrying amount is equivalent to its fair value as at June 30, 2024 and June 30, 2023, which was $210.0 million and $945.0 million, respectively.
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
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As of June 30, 2024 and June 30, 2023, the Senior Notes had a carrying amount of $500.0 million, excluding deferred borrowing costs, and an estimated fair value of $463.0 million and $462.2 million, respectively. Quoted market prices in active markets for identical liabilities based inputs (Level 2) were used to estimate fair value.
At June 30, 2024, we were in compliance with our debt covenants and there was $710.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes.
(9) Leases
(a)Leases where ResMed is the Lessee
We determine whether a contract is, or contains, a lease at inception. Right of Use, or ROU, assets represent our right to use an underlying asset during the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. We use our incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments. ROU assets also include any lease payments made at or before lease commencement and any initial direct costs incurred and exclude any lease incentives received.
We determine the lease term as the non-cancellable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leases with a term of 12 months or less are not recognized on the balance sheet. Some of our leases include variable lease payments that are based on costs incurred or actual usage or adjusted periodically based on an index or a rate. Our leases do not contain any residual value guarantees and we do not account for lease and non-lease components as a single lease component. Operating leases are included in operating lease right-of-use assets and operating lease liabilities on our consolidated balance sheets. We lease certain office space, warehouses and distribution centers, manufacturing facilities, vehicles, and equipment with remaining lease terms ranging from less than 1 year to 15 years, some of which include options to extend or terminate the leases.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
Operating lease costs for the years ended June 30, 2024, 2023 and 2022 were $40.8 million, $33.6 million and $35.3 million, respectively. Short-term and variable lease costs were not material for the years ended June 30, 2024, 2023 and 2022.
Future lease payments under non-cancellable operating leases as of June 30, 2024 are as follows (in thousands):

	Total	2025	2026	2027	2028	2029	Thereafter
Minimum lease payments	$197,933	$30,767	$26,247	$22,570	$20,454	$19,089	$78,806
Less: imputed interest	(31,211)
Total lease liabilities	$166,722
As of June 30, 2024, future operating lease commitments for leases that have not yet commenced were not material.
The supplemental information related to operating leases for the years ended June 30, 2024 and June 30, 2023 was as follows (in thousands):

	2024	2023

Weighted-average inputs:
Weighted-average remaining lease term (years)	8.7	8.2
Weighted-average discount rate	3.5%	2.7%

Cash flow information:
Operating cash flows paid for amounts included in the measurement of lease liabilities	$30,573	$29,047
Right of use assets obtained in exchange for new lease liabilities:	$54,588	$16,803
(b)Leases where ResMed is the Lessor
We lease sleep and respiratory medical devices to customers primarily to comply with local health insurer requirements in certain foreign geographies. Device rental contracts are classified as operating leases, and contract terms vary by customer and include options to terminate or extend the contract. When lease contracts also include the sale of masks and accessories, we allocate contract consideration to those items on a relative standalone price basis and recognize revenue when control transfers to the customer. Operating lease revenue was $92.9 million, $88.6 million and $90.1 million for the years ended June 30, 2024, 2023 and 2022, respectively.
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
During fiscal year 2024, we repurchased approximately 828,000 shares at a cost of $150.0 million. We did not repurchase any shares during fiscal year 2023. As of June 30, 2024, we have repurchased a total of 42.7 million shares at a cost of $1.8 billion. Shares that are repurchased are classified as “treasury stock pending future use” and reduce the number of shares outstanding used in calculating earnings per share. At June 30, 2024, 12.1 million additional shares can be repurchased under the approved share repurchase program.
Preferred Stock. In April 1997, our board of directors authorized 2.0 million shares of 0.01 par value preferred stock. No such shares were issued or outstanding at June 30, 2024.

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
The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 51.1 million. The number of securities remaining available for future issuance under the 2009 Plan at June 30, 2024 is 12.5 million. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) 2.8 shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays a purchase price and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 3 million shares of our common stock (except in a participant’s initial year of hiring up to 4.5 million shares of our common stock may be granted).
In certain regions, shares are withheld on behalf of employees to satisfy statutory tax withholding requirements upon exercise or vesting of awards. The number of shares withheld is based upon the closing price of our common stock on the trading day of the applicable settlement date. The remaining shares are delivered to the recipient as shares of our common stock. The amount remitted to the tax authorities for the employees’ tax obligation is reflected as a financing activity on our consolidated statements of cash flows. Shares withheld by us as a result of the net settlement are not considered issued and outstanding and are added to the shares available for future issuance under the 2009 Plan.
The total fair value of RSUs and PRSUs that vested during the years ended June 30, 2024, 2023 and 2022, was $51.0 million, $66.8 million and $65.5 million, respectively.
The following table summarizes the activity of RSUs, including PRSUs, during year ended June 30, 2024 (in thousands, except years and per share amounts):

	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	762	$227.82	1.7
Granted	674	148.55
Vested*	(236)	215.74
Forfeited	(61)	218.09
Outstanding at end of period	1,139	$183.93	1.6
*Includes 60 thousand shares netted for tax.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
The following table summarizes option activity during the year ended June 30, 2024 (in thousands, except years and per share amounts):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	881	$134.52	3.0
Granted	73	148.90
Exercised*	(166)	81.76
Forfeited	(2)	232.16
Outstanding at end of period	786	$146.90	2.8
Options exercisable at end of period	633	$136.06	2.1
Options vested and expected to vest at end of period	778	$146.52	2.8
*Includes 1 thousand shares netted for tax.
The aggregate intrinsic value of options exercised during the fiscal years 2024, 2023 and 2022, was $17.9 million, $25.4 million and $33.7 million, respectively. As at June 30, 2024, the aggregate intrinsic value of options outstanding, exercisable, and vested and expected to vest were $42.9 million, $39.8 million and $42.7 million respectively.
Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the board of directors’ compensation committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. At June 30, 2024, the number of shares remaining available for future issuance under the ESPP is 1.0 million shares.
During years ended June 30, 2024, 2023 and 2022, we issued 323,000, 220,000 and 216,000 shares to our employees in two offerings and we recognized $11.4 million, $11.5 million and $11.0 million, respectively, of stock compensation expense associated with the ESPP.
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
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
We estimate the fair value of stock options granted under our stock option plans and purchase rights granted under the ESPP using the following assumptions for the years ended June 30, 2024, 2023 and 2022:

	2024	2023	2022
Stock options:
Weighted average grant date fair value	$50.48	$74.95	$72.16
Weighted average risk-free interest rate	4.44%	3.85%	1.29%
Expected life in years	4.9	4.9	4.9
Dividend yield	1.29%	0.78%	0.66%
Expected volatility	36%	34%	32%

ESPP purchase rights:
Weighted average grant date fair value	$47.40	$52.38	$50.46
Weighted average risk-free interest rate	5.4%	3.6%	0.3%
Expected life in years	6 months	6 months	6 months
Dividend yield	0.75% - 1.30%	0.75% - 0.84%	0.63% - 0.98%
Expected volatility	27% - 40%	27% - 34%	20% - 34%
The following table summarizes the total stock-based compensation costs incurred and the associated tax benefit recognized during the years ended June 30, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Cost of sales	$7,563	$6,465	$5,218
Selling, general and administrative expenses	58,149	53,049	50,791
Research and development expenses	14,472	11,628	9,248
Stock-based compensation costs	80,184	71,142	65,257
Tax benefit	(15,053)	(24,860)	(29,262)
Stock-based compensation costs, net of tax benefit	$65,131	$46,282	$35,995
At June 30, 2024, there was $142.4 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.6 years.
(11) Earnings Per Share
We compute basic earnings per share by dividing the net income available to common stockholders by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and restricted stock units. The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 603,859, 272,104 and 67,000 for the years ended June 30, 2024, 2023 and 2022, respectively, as the effect would have been anti-dilutive.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
Basic and diluted earnings per share for the years ended June 30, 2024, 2023 and 2022 are calculated as follows (in thousands except per share data):

	2024	2023	2022
Numerator:
Net income	$1,020,951	$897,556	$779,437
Denominator:
Basic weighted-average common shares outstanding	147,021	146,765	146,066
Effect of dilutive securities:
Stock options and restricted stock units	529	690	977
Diluted weighted average shares	147,550	147,455	147,043
Basic earnings per share	$6.94	$6.12	$5.34
Diluted earnings per share	$6.92	$6.09	$5.30
(12) Income Taxes
Income before income taxes for the years ended June 30, 2024, 2023 and 2022, was taxed under the following jurisdictions (in thousands):

	2024	2023	2022
U.S.	$181,107	$128,589	$(85,919)
Non-U.S.	1,083,691	973,075	1,046,402
Income before income taxes	$1,264,798	$1,101,664	$960,483
The provision for income taxes is presented below (in thousands):

		2024	2023	2022
Current:	Federal	$57,103	$36,631	$4,376
	State	17,250	14,142	10,700
	Non-U.S.	219,372	198,767	177,788
		293,725	249,540	192,864
Deferred:	Federal	(22,915)	(21,721)	(12,612)
	State	(4,632)	(2,389)	(2,773)
	Non-U.S.	(22,331)	(21,322)	3,567
		(49,878)	(45,432)	(11,818)
Provision for income taxes		$243,847	$204,108	$181,046
The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 21% for the years ended June 30, 2024, 2023 and 2022, to pretax income as a result of the following (in thousands):

	2024	2023	2022
Taxes computed at statutory U.S. rate	$265,608	$231,349	$201,701
Increase (decrease) in income taxes resulting from:
State income taxes, net of U.S. tax benefit	8,609	9,448	5,703
Research and development credit	(27,786)	(21,481)	(17,517)
Change in valuation allowance	849	(5,007)	858
Effect of non-U.S. tax rates	(15,838)	(3,982)	(4,384)
Foreign tax credits	(8,293)	(3,988)	(2,299)
Stock-based compensation expense	4,875	(6,282)	(11,294)
Other	15,823	4,051	8,278
Provision for income taxes	$243,847	$204,108	$181,046

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
We reported net deferred tax assets and liabilities in our consolidated balance sheets at June 30, 2024 and June 30, 2023, as follows (in thousands):

	2024	2023
Non-current deferred tax asset	$203,569	$132,974
Non-current deferred tax liability	(79,339)	(90,650)
Net deferred tax asset	$124,230	$42,324
The components of our deferred tax assets and liabilities at June 30, 2024 and June 30, 2023, are as follows (in thousands):

	2024	2023
Deferred tax assets:
Employee liabilities	$35,336	$34,314
Tax credit carry overs	9,271	6,051
Inventories	15,602	13,212
Provision for warranties	6,112	5,348
Provision for doubtful debts	5,340	6,103
Net operating loss carryforwards	23,455	22,387
Capital loss carryover	5,587	917
Stock-based compensation expense	11,538	8,670
Deferred revenue	28,030	23,908
Research and development capitalization	125,411	111,704
Lease liabilities	25,602	21,347
Hedging contracts	56,324	27,666
State income taxes	3,566	2,468
Other	5,538	(2,014)
	356,712	282,081
Less valuation allowance	(9,384)	(8,536)
Deferred tax assets	347,328	273,545
Deferred tax liabilities:
Goodwill and other intangibles	(192,398)	(198,418)
Right of use assets	(22,843)	(20,501)
Property, plant and equipment	(7,857)	(12,302)
Deferred tax liabilities	(223,098)	(231,221)
Net deferred tax asset	$124,230	$42,324
As of June 30, 2024, we had $16.5 million of U.S. federal and state net operating loss carryforwards and $6.2 million of non-U.S. net operating loss carryforwards, which expire in various years beginning in 2025 or carry forward indefinitely.
The valuation allowance at June 30, 2024 relates to a provision for uncertainty of the utilization of net operating loss carryforwards of $0.8 million and capital loss and other items of $8.6 million. We believe that it is more likely than not that the benefits of deferred tax assets, net of any valuation allowance, will be realized.
A substantial portion of our manufacturing operations and administrative functions in Singapore operate under certain tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2030. The end of certain tax holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentive programs increased our net income by $49.6 million ($0.34 per diluted share) for the year ended June 30, 2024, $40.5 million ($0.27 per diluted share) for the year ended June 30, 2023, and $38.0 million ($0.26 per diluted share) for the year ended June 30, 2022.
As a result of the Tax Cuts and Jobs Act of 2017 (“TCJA”), we have treated all non-U.S. historical earnings as taxable. Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax if repatriated. The total amount of these undistributed earnings at June 30, 2024 amounted to approximately $4.1 billion. In

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
the event our non-U.S. earnings had not been permanently reinvested, approximately $4.9 million in U.S. state deferred taxes would have been recognized in the consolidated financial statements.
The TCJA also introduced U.S. taxation on certain global intangible low-taxed income (“GILTI”). We have elected to account for tax expense attributable to GILTI tax as a period cost when incurred.
In accounting for uncertainty in income taxes, we recognize a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (that is, a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for annual periods. We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. Based on all known facts and circumstances and current tax law, we believe the total amount of unrecognized tax benefits on June 30, 2024 is not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate.
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
Tax years 2018 to 2023 remain subject to examination by the major tax jurisdictions in which we are subject to tax.
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
The table below presents a reconciliation of net revenues, depreciation and amortization and net operating profit by reportable segments for the years ended June 30, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Net revenue by segment
Sleep and Respiratory Care	$4,101,172	$3,725,017	$3,177,298
Software as a Service	584,125	497,976	400,829
Total	$4,685,297	$4,222,993	$3,578,127

Depreciation and amortization by segment
Sleep and Respiratory Care	$86,070	$82,544	$79,367
Software as a Service	10,241	9,119	7,315
Amortization of acquired intangible assets and corporate assets	80,559	73,493	72,927
Total	$176,870	$165,156	$159,609

Net operating profit by segment
Sleep and Respiratory Care	$1,681,354	$1,447,120	$1,279,591
Software as a Service (1)	154,450	115,655	93,756
Total	$1,835,804	$1,562,775	$1,373,347

Reconciling items
Corporate costs	$357,937	$338,362	$300,469
Amortization of acquired intangible assets	79,484	72,416	70,728
Restructuring expenses	64,228	9,177	—
Masks with magnets field safety notification expenses (2)	6,351	—	—
Astral field safety notification expenses (3)	7,911	—	—
Acquisition related expenses	—	10,949	1,864
Interest expense (income), net	45,708	47,379	22,312
Loss attributable to equity method investments	1,848	7,265	8,486
(Gain) loss on equity investments	4,045	(9,922)	12,202
Gain on insurance recoveries	—	(20,227)	—
Other, net	3,494	5,712	(3,197)
Income before income taxes	$1,264,798	$1,101,664	$960,483
(1)    During the fiscal year ended June 30, 2024, we recorded $4.1 million of operating lease right-of-use asset impairments within our SaaS segment. The impairments related to leases for office space and were recorded within net operating profit.
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
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
The following table summarizes our net revenue disaggregated by segment, product and region for the years ended June 30, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
U.S., Canada and Latin America
Devices	$1,522,758	$1,444,361	$1,070,420
Masks and other	1,199,798	1,039,026	911,387
Total U.S., Canada and Latin America	$2,722,556	$2,483,387	$1,981,807

Combined Europe, Asia and other markets
Devices	$921,253	$826,341	$796,488
Masks and other	457,363	415,289	399,003
Total Combined Europe, Asia and other markets	$1,378,616	$1,241,630	$1,195,491

Global revenue
Devices	$2,444,011	$2,270,702	$1,866,908
Masks and other	1,657,161	1,454,315	1,310,390
Total Sleep and Respiratory Care	$4,101,172	$3,725,017	$3,177,298

Software as a Service	584,125	497,976	400,829
Total	$4,685,297	$4,222,993	$3,578,127
Revenue information by geographic area for the years ended June 30, 2024, 2023 and 2022 is summarized below (in thousands):

	2024	2023	2022
United States	$2,980,053	$2,719,923	$2,249,381
Rest of the World	1,705,244	1,503,070	1,328,746
Total	$4,685,297	$4,222,993	$3,578,127
Long-lived assets of geographic areas are those assets used in our operations in each geographical area, and excludes goodwill, other intangible assets, and deferred tax assets. Long-lived assets by geographic area as of June 30, 2024 and 2023 is summarized below (in thousands):

	2024	2023
Australia	$197,017	$200,752
United States	160,606	164,448
Singapore	89,679	83,711
Rest of the World	100,723	88,945
Total	$548,025	$537,856
(14) Employee Retirement Plans
We contribute to a number of employee retirement plans for the benefit of our employees. Details of the main plans are as follows:
Australia We contribute to defined contribution plans for each employee resident in Australia at the rate of approximately 11.0% of salaries. Employees may contribute additional funds to the plans. All Australian employees, after serving a qualifying period, are entitled to benefits on retirement, disability or death. Our total contributions to the plans for the years ended June 30, 2024, 2023 and 2022, were $14.9 million, $13.0 million and $11.8 million, respectively.
United States We sponsor a defined contribution plan available to substantially all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 4.0% of the employee’s

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
eligible compensation, subject to the annual IRS limit. Our total contributions to the plan were $13.8 million, $12.7 million and $11.9 million in fiscal 2024, 2023 and 2022, respectively.
Singapore We sponsor a defined contribution plan available to all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 17.0% of the employee’s salary. Our total contributions to the plan were $3.9 million, $3.6 million and $3.1 million in fiscal 2024, 2023 and 2022, respectively.
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
On January 27, 2021, the International Trade Commission ("ITC") instituted In Re Certain UMTS and LTE Cellular Communications Modules and Products Containing the Same, Investigation No. 337-TA-1240, by complainants Philips RS North America, LLC and Koninklijke Philips N.V. (collectively “Philips”) against Quectel Wireless Solutions Co., Ltd; Thales DIS AIS USA, LLC, Thales DIS AIS Deutschland GmbH; Telit Wireless Solutions, Inc., Telit Communications PLC, CalAmp. Corp., Xirgo Technologies, LLC, and Laird Connectivity, Inc. (collectively “respondents”). In the ITC investigation, Philips seeks an order excluding communications modules, and products that contain them, from importation into the United States based on alleged infringement of 3G and 4G standard essential patents held by Philips. On October 6-14, 2021, the administrative law judge held a hearing on the merits. The administrative law judge issued an initial determination on April 1, 2022, finding no violation of any of the Philips' patents asserted in the ITC. Philips sought review by the full ITC. On July 6, 2022, the Commission affirmed the administrative law judge’s determination that there was no violation of asserted Philips' patents. The Commission terminated the ITC proceedings. Philips did not appeal the ITC’s decision. On December 17, 2020, Philips filed companion cases for patent infringement against the same defendants in the United States District Court for the District of Delaware, case nos. 1:20-cv-01707, 01708, 01709, 01710, 01711, and 01713 (CFC) seeking damages, an injunction, and a declaration from the court on the amount of a fair reasonable and non-discriminatory license rate for the standard essential patents it is asserting against the communications module defendants. The district court cases were stayed pending the resolution of the ITC proceedings. The parties have returned to the district court for further proceedings. We were not a party to the ITC investigation, and we are not a party to the district court cases, but we sell products that incorporate communications modules at issue in the district court case. The first trial in the cases by Philips against the communications module defendants was originally set for August 12, 2024. On August 5, 2024, the court issued an order vacating the trial date.
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
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
10,076,269; 10,426,399; 10,925,535; 11,064,937; 10,028,698; 11,202,603; and 11,234,637. We moved to dismiss the action because Cleveland Medical sued the wrong ResMed entity, and to dismiss the indirect and willful infringement allegations by Cleveland Medical. On October 2, 2023, the court granted a portion of the motion, dismissing all Cleveland Medical claims for indirect and willful infringement, and denied the rest of the motion. On March 22, 2023, ResMed Corp. filed a petition with the PTAB seeking review of the validity of U.S. Patent No. 10,076,269. On May 6, 2024, the PTAB granted the petition and instituted an Inter Partes Review proceeding against the patent. On June 21, 2024, the District Court of Delaware granted ResMed’s motion to stay the case until the PTAB issues its final written decision in the Inter Partes Review proceeding. The PTAB decision is expected by May 6, 2025.
On March 20, 2023, ResMed Corp. filed suit in the United States District Court for the Southern District of California, case no. 23-cv-00500-TWR-JLB, seeking a declaration that it does not infringe U.S. Patent No. 11,602,284 issued to Cleveland Medical. In November 2023, the case was transferred to the Northern District of Ohio for the convenience of the parties. Cleveland Medical answered the complaint and filed a counterclaim asserting that ResMed Corp. infringes three additional Cleveland Medical patents, including U.S. Patent Nos. 11,375,921; 11,690,512; and 11,786,680. On April 9, 2024, Cleveland Medical filed a second amended answer and counterclaims accusing ResMed Corp. of infringing U.S. Patent Nos. 11,857,333 and 11,872,029. ResMed Corp. filed a petition with the PTAB for post-grant review of the validity of U.S. Patent No. 11,602,284, which the PTAB denied on June 24, 2024. On July 24, 2024, ResMed Corp. requested rehearing of the PTAB's denial of the petition for post-grant review of US Patent No. 11,602,284.
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
During the year ended June 30, 2024 and 2023, receivables sold with limited recourse were $206.7 million and $181.2 million, respectively. As of June 30, 2024, the maximum exposure on outstanding receivables sold with recourse and contingent provision were $35.8 million and $0.8 million, respectively. As of June 30, 2023, the maximum exposure on outstanding receivables sold with recourse and contingent provision were $32.6 million and $0.6 million, respectively.
Commitments
In the normal course of business, we enter into agreements to purchase goods or services that are not cancelable without penalty, primarily related to supply arrangements. Obligations under our purchase agreements at June 30, 2024 were as follows (in thousands):

	Total	Fiscal Years Ending June 30
		2025	2026	2027	2028	2029	Thereafter
Minimum purchase obligations	$1,023,088	$845,432	$113,067	$24,125	$3,709	$1,675	$35,080
(16) Derivative Instruments and Hedging Activities
Fair Values of Derivative Instruments
The following table presents our assets and liabilities related to derivative instruments on a gross basis within the consolidated balance sheets (in thousands):

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

	June 30, 2024	June 30, 2023	Balance Sheet Caption
Derivative Assets
Not Designated as Hedging Instruments
Foreign currency hedging instruments	$2,343	$2,126	Prepaid expenses and other current assets
Foreign currency hedging instruments	89	279	Prepaid taxes and other non-current assets
Total derivative assets	$2,432	$2,405
Derivative Liabilities
Designated as Hedging Instruments
Foreign cross-currency swaps – Fair Value Hedge	$10,472	$19,743	Other long-term liabilities
Foreign cross-currency swaps – Net Investment Hedge	21,270	40,803	Other long-term liabilities
Not Designated as Hedging Instruments
Foreign currency hedging instruments	4,654	9,558	Accrued expenses
Foreign currency hedging instruments	142	595	Other long-term liabilities
Total derivative liabilities	$36,538	$70,699
Fair Value Hedge Gains (Losses)
We recognized the following gains (losses) on the foreign cross currency swaps designated as fair value hedges (in thousands):

	Twelve Months Ended June 30,
	2024	2023	2022
Gain (loss) recognized in other comprehensive income (loss)	$3,329	$(5,414)	$—
Gain (loss) recognized on cross-currency swap in interest (expense) income, net (amount excluded from effectiveness testing)	$4,010	$3,754	$—
Gain (loss) recognized on cross-currency swap in other, net	$5,942	$(14,329)	$—
Gain (loss) recognized on intercompany debt in other, net	$(5,942)	$14,329	$—
Net Investment Hedge Gains (Losses)
We recognized the following gains (losses) on the foreign cross currency swaps designated as net investment hedges (in thousands):

	Twelve Months Ended June 30,
	2024	2023	2022
Gain (loss) recognized in cumulative translation adjustment within other comprehensive income (loss)	$19,532	$(40,803)	$—
Gain (loss) recognized from the excluded components in interest (expense) income, net	$10,337	$9,482	$—
Non-designated Derivative Gains (Losses)
We recognized the following gains (losses) in the consolidated statement of income on derivatives not designated as hedging instruments (in thousands):

	Twelve Months Ended June 30,
	2024	2023	2022
Gain (loss) recognized on foreign currency hedging instruments in other, net	$(4,168)	$8,576	$(19,511)
Gain (loss) recognized on other foreign-currency-denominated transactions in other, net	19	(12,780)	22,320
Total	$(4,149)	$(4,204)	$2,809

PART II	Item 8
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
We did not have material acquisition related expenses during the year ended June 30, 2024. We recorded acquisition related expenses of $10.9 million and $1.9 million during the years ended June 30, 2023 and June 30, 2022, respectively.
(18) Restructuring Expenses
Restructuring expenses consist of costs incurred in connection with the realignment of business strategies and operations as well as cost rationalization efforts. These costs are separately presented as restructuring expenses within our consolidated statement of income for all periods presented. Although the costs associated with restructuring plans have not been allocated to our business segments' results in Note 13 – Segment Information, the restructuring plans impacted both our Sleep and Respiratory Care and SaaS segments.
During the year ended June 30, 2024, we recorded $64.2 million of restructuring related charges associated with an evaluation of our existing operations to increase operational efficiency, decrease costs and increase profitability. Restructuring charges for the year ended June 30, 2024 are comprised of $28.6 million of employee severance and other one-time termination benefits, $33.2 million of intangible asset impairments associated with the wind down of certain

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
business activities, and $2.4 million of other miscellaneous asset impairments. As of June 30, 2024, there were no restructuring expenses remaining in our accruals.
During the year ended June 30, 2023, we incurred restructuring expenses of $9.2 million associated with the reorganization and rationalization of our operations. We recorded the full amount of $9.2 million during the year ended June 30, 2023. The restructuring expenses consisted primarily of severance to employees. As of June 30, 2023, we had $7.8 million in restructuring expenses remaining in our accruals which were paid during the year ended June 30, 2024.
We did not incur material restructuring expenses during the year ended June 30, 2022.

PART II	Item 8
SCHEDULE II
RESMED INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
June 30, 2024, 2023 and 2022
(in thousands)

	Balance at Beginning of Period	Charged to costs and expenses	Other (deductions)	Balance at End of Period
Year ended June 30, 2024
Applied against asset account
Allowance for trade accounts receivable	$23,603	$9,802	$(12,273)	$21,132
Year ended June 30, 2023
Applied against asset account
Allowance for trade accounts receivable	$23,259	$5,770	$(5,426)	$23,603
Year ended June 30, 2022
Applied against asset account
Allowance for trade accounts receivable (1)	$32,138	$2,620	$(11,499)	$23,259
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.
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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the audit committee of our board of directors.
Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management concluded that the company’s internal control over financial reporting was effective as of June 30, 2024.
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
Opinion on Internal Control Over Financial Reporting
We have audited ResMed Inc. and subsidiaries' (the Company) internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated August 8, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
August 8, 2024

PART II	Items 9 – 9C
RESMED INC. AND SUBSIDIARIES
ITEM 9B OTHER INFORMATION
Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by our insider trading policy. In accordance with Rule 10b5-1 and our insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of our stock, including shares acquired pursuant to our equity incentive plans. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The use of these trading plans permits asset diversification as well as personal financial and tax planning. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with SEC rules, the terms of our insider trading policy and certain minimum holding requirements.
The following table describes any contracts, instructions or written plans for the sale or purchase of the Company’s securities and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act that were adopted by our directors and executive officers during the quarterly periods ended June 30, 2024 and March 31, 2024, for which the plan adoptions were inadvertently omitted and further adjustments were required to the disclosure included in the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 filed with the SEC on April 26, 2024:

Name and Title	Plan Action	Plan Adoption Date	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to Be Sold (Up to)
Michael J. Farrell Chief Executive Officer	Adoption	January 31, 2024	November 15, 2024	102,781
Jan De Witte Director	Adoption	February 2, 2024	November 12, 2024	1,156
Brett A. Sandercock Chief Financial Officer	Adoption	February 6, 2024	April 30, 2025	24,000
Kaushik Ghoshal Chief Commercial Officer, SaaS	Adoption	April 29, 2024	November 14, 2025	19,260
Michael J. Rider Global General Counsel and Secretary	Adoption	May 11, 2024	April 1, 2025	1,292
Peter C. Farrell Chair Emeritus	Adoption	May 28, 2024	September 2, 2025	24,000
(1)A trading plan may also expire on such earlier date that all transactions under the trading plan are completed.
During the quarterly period ended June 30, 2024, none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (each term as defined in Item 408 of Regulation S-K).
ITEM 9C DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III	Items 10 – 14
RESMED INC. AND SUBSIDIARIES
PART III
ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item is premised on information that will be included in our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2024.
We have filed as exhibits to this report for the year ended June 30, 2024, the certifications of our chief executive officer and chief financial officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
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
Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2024.
ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2024.
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2024.
ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2024.

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
3.2
Eighth Amended and Restated Bylaws of ResMed Inc., a Delaware Corporation (as Approved and Adopted by Board Resolution November 17, 2023). (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on November 20, 2023)

4.1	Form of certificate evidencing shares of Common Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995)
4.2	Description of ResMed Inc.’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1*	Form of Indemnification Agreements for our directors and officers. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on June 24, 2009)
10.2*	Form of Access Agreement for directors. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on June 24, 2009)
10.3*	Updated Form of Executive Agreement. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-K filed on August 12, 2022)
10.4*
Amendment and Restatement to the ResMed Inc. 2009 Incentive Award Plan. (Incorporated by reference to Appendix B of ResMed Inc.’s Proxy Statement filed with the Securities and Exchange Commission on September 25, 2017)

10.5*	Amended and Restated ResMed Inc. Deferred Compensation Plan.
10.6*	Form of Restricted Stock Unit Award Agreement for Directors. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-K filed on August 12, 2022)
10.7*	Form of Stock Option Grant for Executive Officers. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-K filed on August 11, 2023)
10.8*	Form of Stock Option Grant for Directors. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 10-K filed on August 12, 2022)
10.9*	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers. (Incorporated by reference to Exhibit 10.9 to the Registrant’s Report on Form 10-K filed on August 11, 2023)
10.10*	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q filed on January 25, 2024)
10.11*	Form of Executive Restricted Stock Unit Award Agreement for Executive Officers. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Report on Form 10-K filed on August 11, 2023)
10.12
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

10.16	The ResMed Inc. 2018 Employee Stock Purchase Plan. (Incorporated by reference to Appendix B of ResMed Inc.’s Proxy Statement filed with the Securities and Exchange Commission on October 3, 2018.)
10.17
Note Purchase Agreement, dated July 10, 2019 by and among ResMed Inc. and the purchasers party to that agreement (including form of 3.24% Series A Senior Note due 2026, form of Series B 3.45% Senior Note due 2029, and form of Subsidiary Guaranty Agreement). (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on July 15, 2019)

19	Insider Trading Policy and Guidelines.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Compensation Recovery Policy.
101
The following materials from ResMed Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes.

104	The cover page from ResMed Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, formatted in Inline XBRL and contained in Exhibit 101.
*Management contract or compensatory plan or arrangement
ITEM 16 FORM 10-K SUMMARY
None.

PART IV	Signatures
RESMED INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DATED August 8, 2024
ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief Executive Officer
(Principal Executive Officer)

PART IV	Signatures
RESMED INC. AND SUBSIDIARIES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ MICHAEL J. FARRELL	Chief Executive Officer and Chairman	August 8, 2024
Michael J. Farrell	(Principal Executive Officer)

/S/ BRETT A. SANDERCOCK	Chief Financial Officer	August 8, 2024
Brett A. Sandercock	(Principal Financial Officer and Principal Accounting Officer)

/S/ PETER C. FARRELL	Director and Chair Emeritus	August 8, 2024
Peter C. Farrell

/S/ CAROL J. BURT	Director	August 8, 2024
Carol J. Burt

/S/ JAN De WITTE	Director	August 8, 2024
Jan De Witte

/S/ KAREN DREXLER	Director	August 8, 2024
Karen Drexler

/S/ HARJIT GILL	Director	August 8, 2024
Harjit Gill

/S/ JOHN HERNANDEZ	Director	August 8, 2024
John Hernandez

/S/ RICHARD SULPIZIO	Director	August 8, 2024
Richard Sulpizio

/S/ DESNEY TAN	Director	August 8, 2024
Desney Tan

/S/ RON TAYLOR	Director	August 8, 2024
Ron Taylor