Form 10-Q
period 2024-09-30
RESMED INC
filed 2024-10-25
CIK 943819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At October 21, 2024 there were 146,795,746 shares of Common Stock ($0.004 par value) outstanding. This number excludes 42,886,063 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1
Item 1. Financial Statements
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In US$ and in thousands, except share and per share data)

	September 30, 2024	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$426,361	$238,361
Accounts receivable, net of allowances of $23,600 and $21,132 at September 30, 2024 and June 30, 2024, respectively	811,198	837,275
Inventories (note 3)	917,982	822,250
Prepaid expenses and other current assets (note 3)	485,584	459,833
Total current assets	2,641,125	2,357,719
Non-current assets:
Property, plant and equipment, net (note 3)	560,211	548,025
Operating lease right-of-use assets	157,068	151,121
Goodwill (note 4)	2,886,017	2,842,055
Other intangible assets, net (note 3)	478,613	485,904
Deferred income taxes	220,530	203,569
Prepaid taxes and other non-current assets	278,853	284,001
Total non-current assets	4,581,292	4,514,675
Total assets	$7,222,417	$6,872,394
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$249,278	$237,728
Accrued expenses	365,749	377,678
Operating lease liabilities, current	28,278	25,278
Deferred revenue	157,188	152,554
Income taxes payable	93,690	107,517
Short-term debt, net (note 6)	9,896	9,900
Total current liabilities	904,079	910,655
Non-current liabilities:
Deferred revenue	144,453	137,343
Deferred income taxes	83,521	79,339
Operating lease liabilities, non-current	144,490	141,444
Other long-term liabilities	83,270	42,257
Long-term debt, net (note 6)	667,578	697,313
Total non-current liabilities	1,123,312	1,097,696
Total liabilities	2,027,391	2,008,351
Commitments and contingencies (note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $0.004 par value, 350,000,000 shares authorized; 189,662,212 issued and 146,776,149 outstanding at September 30, 2024 and 189,565,112 issued and 146,901,045 outstanding at June 30, 2024	758	588
Additional paid-in capital	1,924,584	1,896,604
Retained earnings	5,225,111	4,991,647
Treasury stock, at cost, 42,886,063 shares at September 30, 2024 and 42,664,067 shares at June 30, 2024	(1,823,272)	(1,773,267)
Accumulated other comprehensive loss	(132,155)	(251,529)
Total stockholders’ equity	5,195,026	4,864,043
Total liabilities and stockholders’ equity	$7,222,417	$6,872,394
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In US$ and in thousands, except per share data)

	Three Months Ended September 30,
	2024	2023
Net revenue - Sleep and Breathing Health products	$1,067,737	$963,037
Net revenue - Residential Care Software	156,772	139,284
Net revenue	1,224,509	1,102,321

Cost of sales - Sleep and Breathing Health products	451,312	444,460
Cost of sales - Residential Care Software	48,308	48,893
Cost of sales (exclusive of amortization shown separately below)	499,620	493,353

Amortization of acquired intangible assets - Sleep and Breathing Health products	1,210	1,916
Amortization of acquired intangible assets - Residential Care Software	6,460	6,992
Amortization of acquired intangible assets	7,670	8,908
Total cost of sales	507,290	502,261
Gross profit	717,219	600,060

Selling, general, and administrative	238,979	222,874
Research and development	79,524	75,710
Amortization of acquired intangible assets	11,404	12,479
Total operating expenses	329,907	311,063
Income from operations	387,312	288,997
Other income (loss), net:
Interest (expense) income, net	(1,661)	(14,957)
Gain (loss) attributable to equity method investments (note 5)	963	(3,895)
Gain (loss) on equity investments (note 5)	(680)	(602)
Other, net	(2,437)	2,648
Total other income (loss), net	(3,815)	(16,806)
Income before income taxes	383,497	272,191
Income taxes	72,142	52,769
Net income	$311,355	$219,422
Basic earnings per share (note 7)	$2.12	$1.49
Diluted earnings per share (note 7)	$2.11	$1.49
Dividend declared per share	$0.53	$0.48
Basic shares outstanding (000's)	146,861	147,075
Diluted shares outstanding (000's)	147,599	147,486
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In US$ and in thousands)

	Three Months Ended September 30,
	2024	2023
Net income	$311,355	$219,422
Other comprehensive income, net of taxes:
Unrealized gains (losses) on designated hedging instruments	(21,802)	(17,093)
Foreign currency translation gain (loss) adjustments	141,176	(30,527)
Comprehensive income	$430,729	$171,802
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In US$ and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2024	189,565	$588	$1,896,604	(42,664)	$(1,773,267)	$4,991,647	$(251,529)	$4,864,043
Adjustment to common stock amount	—	170	(170)	—	—	—	—	—
Common stock issued on exercise of options	92	—	8,383	—	—	—	—	8,383
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	5	—	(389)	—	—	—	—	(389)
Treasury stock purchases	—	—	—	(222)	(50,005)	—	—	(50,005)
Stock-based compensation costs	—	—	20,156	—	—	—	—	20,156
Other comprehensive income	—	—	—	—	—	—	119,374	119,374
Net income	—	—	—	—	—	311,355	—	311,355
Dividends declared ($0.53 per common share)	—	—	—	—	—	(77,891)	—	(77,891)
Balance, September 30, 2024	189,662	$758	$1,924,584	(42,886)	$(1,823,272)	$5,225,111	$(132,155)	$5,195,026
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In US$ and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2023	188,901	$588	$1,772,083	(41,836)	$(1,623,256)	$4,253,016	$(272,528)	$4,129,903
Common stock issued on exercise of options	17	—	983	—	—	—	—	983
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	3	—	(225)	—	—	—	—	(225)
Stock-based compensation costs	—	—	18,510	—	—	—	—	18,510
Other comprehensive loss	—	—	—	—	—	—	(47,620)	(47,620)
Net income	—	—	—	—	—	219,422	—	219,422
Dividends declared ($0.48 per common share)	—	—	—	—	—	(70,597)	—	(70,597)
Balance, September 30, 2023	188,921	$588	$1,791,351	(41,836)	$(1,623,256)	$4,401,841	$(320,148)	$4,250,376
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In US$ and in thousands)

	Three Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$311,355	$219,422
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,730	44,934
Amortization of right-of-use assets	8,980	8,508
Stock-based compensation costs	20,156	18,510
(Gain) loss attributable to equity method investments (note 5)	(963)	3,895
(Gain) loss on equity investments (note 5)	680	602
Changes in operating assets and liabilities:
Accounts receivable	36,417	6,534
Inventories	(70,254)	26,911
Prepaid expenses, net deferred income taxes and other current assets	(123)	(42,015)
Accounts payable, accrued expenses, income taxes payable and other	(25,440)	(1,018)
Net cash provided by (used in) operating activities	325,538	286,283
Cash flows from investing activities:
Purchases of property, plant and equipment	(17,840)	(30,035)
Patent registration and acquisition costs	(1,767)	(10,831)
Business acquisitions, net of cash acquired	—	(103,183)
Purchases of investments (note 5)	(1,350)	(3,680)
Proceeds from exits of investments (note 5)	4,128	250
Proceeds (payments) on maturity of foreign currency contracts	18,975	(1,501)
Net cash provided by (used in) investing activities	2,146	(148,980)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	8,383	983
Taxes paid related to net share settlement of equity awards	(389)	(225)
Purchases of treasury stock	(50,005)	—
Payments of business combination contingent consideration	(855)	(1,293)
Proceeds from borrowings, net of borrowing costs	—	105,000
Repayment of borrowings	(30,000)	(185,000)
Dividends paid	(77,891)	(70,597)
Net cash provided by (used in) financing activities	(150,757)	(151,132)
Effect of exchange rate changes on cash	11,073	(4,962)
Net increase (decrease) in cash and cash equivalents	188,000	(18,791)
Cash and cash equivalents at beginning of period	238,361	227,891
Cash and cash equivalents at end of period	$426,361	$209,100
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$105,704	$76,749
Interest paid	$7,351	$14,957
Fair value of assets acquired, excluding cash	$—	$34,092
Liabilities assumed	—	(5,325)
Goodwill on acquisition	—	74,416
Fair value of contingent consideration	855	1,293
Cash paid for acquisitions	$855	$104,476
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(1)    Summary of Significant Accounting Policies
Organization and Basis of Presentation
ResMed Inc. (referred to herein as “we”, “us”, “our” or the “Company”) is a Delaware corporation formed in March 1994 as a holding company for the ResMed Group. Through our subsidiaries, we design, manufacture and market equipment for the diagnosis and treatment of sleep-disordered breathing and other respiratory disorders, including obstructive sleep apnea. Our manufacturing operations are located in Australia, Singapore, Malaysia, France, China and the United States. Major distribution and sales sites are located in the United States, Germany, France, the United Kingdom, Switzerland, Australia, Japan, China, Finland, Norway and Sweden. We also operate a software as a service (“SaaS”) business in the United States and Germany that includes residential software platforms designed to support the professionals and caregivers who help people stay healthy in the home or care setting of their choice.
During the three months ended September 30, 2024, we renamed our operating segments from Sleep and Respiratory Care to Sleep and Breathing Health and from Software as a Service to Residential Care Software in alignment with our 2030 strategy. There have been no changes in the preparation and disclosure of financial information by operating segment.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and the rules of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2025.
The condensed consolidated financial statements for the three months ended September 30, 2024 and September 30, 2023 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K (our “Form 10-K”) for the year ended June 30, 2024.
Revenue Recognition
In accordance with Accounting Standard Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”, we account for a contract with a customer when there is a legally enforceable contract, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry (“Sleep and Breathing Health”) and the supply of business management SaaS to out-of-hospital care providers (“Residential Care Software”). Our Sleep and Breathing Health revenue relates primarily to the sale of our products that are therapy-based equipment. Some contracts include additional performance obligations such as the provision of extended warranties and provision of data for patient monitoring. Our Residential Care Software revenue relates to the provision of SaaS access with ongoing support and maintenance services as well as professional services such as training and consulting.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Disaggregation of revenue
The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Three Months Ended September 30,
	2024	2023
U.S., Canada and Latin America
Devices	$384,530	$345,897
Masks and other	322,776	292,461
Total U.S., Canada and Latin America	$707,306	$638,358
Combined Europe, Asia and other markets
Devices	$241,255	$218,831
Masks and other	119,176	105,848
Total Combined Europe, Asia and other markets	$360,431	$324,679
Global revenue
Total Devices	$625,785	$564,728
Total Masks and other	441,952	398,309
Total Sleep and Breathing Health	$1,067,737	$963,037

Residential Care Software	156,772	139,284
Total	$1,224,509	$1,102,321
Performance obligations and contract balances
Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of risk and/or control of our products at a point in time. For products in our Sleep and Breathing Health business, we transfer control and recognize a sale when products are shipped to the customer in accordance with the contractual shipping terms. For our Residential Care Software business, revenue associated with cloud-hosted services are recognized as they are provided. We defer the recognition of a portion of the consideration received when performance obligations are not yet satisfied. Consideration received from customers in advance of revenue recognition is classified as deferred revenue. Performance obligations resulting in deferred revenue in our Sleep and Breathing Health business relate primarily to extended warranties on our devices and the provision of data for patient monitoring. Performance obligations resulting in deferred revenue in our Residential Care Software business relate primarily to the provision of software access with maintenance and support over an agreed term and material rights associated with future discounts upon renewal of some SaaS contracts. Generally, deferred revenue will be recognized over a period of one year to five years. Our contracts do not contain significant financing components.
The following table summarizes our contract balances (in thousands):

	September 30, 2024	June 30, 2024	Balance sheet caption
Contract assets
Accounts receivable, net	$811,198	$837,275	Accounts receivable, net
Unbilled revenue, current	43,829	38,183	Prepaid expenses and other current assets
Unbilled revenue, non-current	15,855	18,450	Prepaid taxes and other non-current assets

Contract liabilities
Deferred revenue, current	(157,188)	(152,554)	Deferred revenue (current liabilities)
Deferred revenue, non-current	(144,453)	(137,343)	Deferred revenue (non-current liabilities)
Transaction price determination
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. In our Sleep and Breathing Health segment, the amount of consideration received and revenue recognized varies with changes in marketing incentives (e.g. rebates, discounts, free goods) and returns by our customers and their customers.

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
We offer our Sleep and Breathing Health customers cash or product rebates based on volume or sales targets measured over quarterly or annual periods. We estimate rebates based on each customer’s expected achievement of its targets. In accounting for these rebate programs, we reduce revenue ratably as sales occur over the rebate period by the expected value of the rebates to be returned to the customer. Rebates measured over a quarterly period are updated based on actual sales results and, therefore, no estimation is required to determine the reduction to revenue. For rebates measured over annual periods, we update our estimates each quarter based on actual sales results and updated forecasts for the remaining rebate periods.
We participate in programs where we issue credits to our Sleep and Breathing Health distributors when they are required to sell our products below negotiated list prices if we have preexisting contracts with the distributors' customers. We reduce revenue for future credits at the time of sale to the distributor, which we estimate based on historical experience using the expected value method.
We also offer discounts to both our Sleep and Breathing Health as well as our Residential Care Software customers as part of normal business practice and these are deducted from revenue when the sale occurs.
When Sleep and Breathing Health or Residential Care Software contracts have multiple performance obligations, we generally use an observable price to determine the stand-alone selling price by reference to pricing and discounting practices for the specific product or service when sold separately to similar customers. Revenue is then allocated proportionately, based on the determined stand-alone selling price, to each performance obligation. An allocation is not required for many of our Sleep and Breathing Health contracts that have a single performance obligation, which is the shipment of our therapy-based equipment.
Accounting and practical expedient elections
We have elected to account for shipping and handling activities associated with our Sleep and Breathing Health segment as a fulfillment cost within cost of sales, and record shipping and handling costs collected from customers in net revenue. We have also elected for all taxes assessed by government authorities that are imposed on and concurrent with revenue-producing transactions, such as sales and value added taxes, to be excluded from revenue and presented on a net basis. We have adopted two practical expedients including the “right to invoice” practical expedient, which is relevant for some of our SaaS contracts as it allows us to recognize revenue in the amount of the invoice when it corresponds directly with the value of performance completed to date. The second practical expedient adopted permits relief from considering a significant financing component when the payment for the good or service is expected to be one year or less.
Lease Revenue
We lease Sleep and Breathing Health medical devices to customers primarily as a means to comply with local health insurer requirements in certain foreign geographies. Device rental contracts are classified as operating leases, and contract terms vary by customer and include options to terminate or extend the contract. When lease contracts also include the sale of masks and accessories, we allocate contract consideration to those items on a relative standalone price basis and recognize revenue when control transfers to the customer. Operating lease revenue was $24.5 million for the three months ended September 30, 2024 and $22.7 million for the three months ended September 30, 2023.
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
(2)    Segment Information
We have quantitatively and qualitatively determined that we operate in two operating segments, which are the Sleep and Breathing Health segment and the Residential Care Software segment.
We evaluate the performance of our segments based on net revenues and income from operations. The accounting policies of the segments are the same as those described in note 2 of our consolidated financial statements included in our Form 10-K for the fiscal year ended June 30, 2024. Segment net revenues and segment income from operations do not include inter-segment profits and revenue is allocated to a geographic area based on where the products are shipped to or where the services are performed.
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
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The table below presents a reconciliation of net revenues and net operating profit by reportable segments (in thousands):

	Three Months Ended September 30,
	2024	2023
Net revenue by segment
Sleep and Breathing Health	$1,067,737	$963,037
Residential Care Software	156,772	139,284
Total	$1,224,509	$1,102,321

Depreciation and amortization by segment
Sleep and Breathing Health	$23,019	$20,519
Residential Care Software	2,368	2,760
Amortization of acquired intangible assets and corporate assets	19,343	21,655
Total	$44,730	$44,934

Net operating profit by segment
Sleep and Breathing Health	$460,975	$374,738
Residential Care Software	47,621	31,304
Total	$508,596	$406,042

Reconciling items
Corporate costs	$102,210	$87,747
Amortization of acquired intangible assets	19,074	21,387
Astral field safety notification expenses (1)	—	7,911
Interest expense (income), net	1,661	14,957
(Gain) Loss attributable to equity method investments	(963)	3,895
Loss on equity investments	680	602
Other, net	2,437	(2,648)
Income before income taxes	$383,497	$272,191
(1)    The Astral field safety notification expenses relate to estimated costs associated with the replacement of a certain component in some of our Astral ventilation devices that were manufactured between 2013 to 2019.
(3)    Supplemental Balance Sheet Information
Components of selected captions in the condensed consolidated balance sheets consisted of the following (in thousands):

Inventories	September 30, 2024	June 30, 2024
Raw materials	$373,294	$355,570
Work in progress	2,465	2,713
Finished goods	542,223	463,967
Total inventories	$917,982	$822,250

Prepaid expenses and other current assets	September 30, 2024	June 30, 2024
Prepaid taxes	$126,274	$107,623
Prepaid inventories	146,324	172,198
Other prepaid expenses and current assets	212,986	180,012
Total prepaid expenses and other current assets	$485,584	$459,833

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Property, Plant and Equipment	September 30, 2024	June 30, 2024
Property, plant and equipment, at cost	$1,324,965	$1,274,992
Accumulated depreciation and amortization	(764,754)	(726,967)
Property, plant and equipment, net	$560,211	$548,025

Other Intangible Assets	September 30, 2024	June 30, 2024
Developed/core product technology	$387,683	$384,679
Accumulated amortization	(289,779)	(280,970)
Developed/core product technology, net	97,904	103,709
Customer relationships	440,770	432,470
Accumulated amortization	(160,910)	(150,486)
Customer relationships, net	279,860	281,984
Other intangibles	261,165	252,210
Accumulated amortization	(160,316)	(151,999)
Other intangibles, net	100,849	100,211
Total other intangibles, net	$478,613	$485,904
Intangible assets consist of developed/core product technology, trade names, non-compete agreements, customer relationships, and patents, which we amortize over the estimated useful life of the assets, generally between two years to fifteen years. There are no expected residual values related to these intangible assets.
(4)    Goodwill
A reconciliation of changes in our goodwill by reportable segment is as follows (in thousands):

	Three Months Ended September 30, 2024
	Sleep and Breathing Health	Residential Care Software	Total
Balance at the beginning of the period	$757,529	$2,084,526	$2,842,055
Adjustment to fair values of preliminary purchase price allocations	(279)	—	(279)
Foreign currency translation adjustments	11,976	32,265	44,241
Balance at the end of the period	$769,226	$2,116,791	$2,886,017
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
Equity investments by measurement category were as follows (in thousands):

Measurement category	September 30, 2024	June 30, 2024
Fair value	$16,216	$12,026
Measurement alternative	65,784	73,739
Equity method	69,287	65,462
Total	$151,287	$151,227
The following tables show a reconciliation of the changes in our equity investments (in thousands):

	Three Months Ended September 30, 2024
	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$73,739	$12,026	$65,462	$151,227
Additions to investments	1,000	—	350	1,350
Proceeds from exits of investments	(4,128)	—	—	(4,128)
Realized gains on marketable and non-marketable equity securities	389	—	—	389
Impairment of investments	(5,259)	—	—	(5,259)
Unrealized gains on marketable equity securities	—	4,190	—	4,190
Gain attributable to equity method investments	—	—	963	963
Foreign currency translation adjustments	43	—	2,512	2,555
Carrying value at the end of the period	$65,784	$16,216	$69,287	$151,287

	Three Months Ended September 30, 2023
	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$68,748	$12,423	$65,366	$146,537
Additions to investments	1,180	—	2,500	3,680
Proceeds from exits of investments	(250)	—	—	(250)
Unrealized losses on marketable equity securities	—	(602)	—	(602)
Loss attributable to equity method investments	—	—	(3,895)	(3,895)
Foreign currency translation adjustments	—	—	(1,810)	(1,810)
Carrying value at the end of the period	$69,678	$11,821	$62,161	$143,660
Net unrealized losses recognized for equity investments in non-marketable and marketable securities held as of September 30, 2024 for the three months ended September 30, 2024 were $1.1 million. Net unrealized losses recognized for equity investments in non-marketable and marketable securities held as of September 30, 2023 for the three months ended September 30, 2023 were $0.6 million.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(6)    Debt
Debt consisted of the following (in thousands):

	September 30, 2024	June 30, 2024
Short-term debt	$10,000	$10,000
Deferred borrowing costs	(104)	(100)
Short-term debt, net	$9,896	$9,900

Long-term debt	$670,000	$700,000
Deferred borrowing costs	(2,422)	(2,687)
Long-term debt, net	$667,578	$697,313
Total debt	$677,474	$707,213
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
The Revolving Credit Agreement and Term Credit Agreement each terminate on June 29, 2027, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $5.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to the Adjusted Term SOFR (as defined in the Revolving Credit Agreement) plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). At September 30, 2024, the interest rate that was being charged on the outstanding principal amounts was 5.5%. An applicable commitment fee of 0.075% to 0.150% (depending on the then-applicable leverage ratio)

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
applies on the unused portion of the revolving credit facility. As of September 30, 2024, we had $1,500.0 million available for draw down under the revolving credit facility.
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As the Revolving Credit and Term Credit Agreements’ interest rate is calculated as Adjusted Term SOFR plus the spreads described above, its carrying amount is equivalent to its fair value as at September 30, 2024 and June 30, 2024, which was $180.0 million and $210.0 million, respectively.
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
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As of September 30, 2024 and June 30, 2024, the Senior Notes had a carrying amount of $500.0 million, excluding deferred borrowing costs, and an estimated fair value of $481.0 million and $463.0 million, respectively. Quoted market prices in active markets for similar liabilities based inputs (Level 2) were used to estimate fair value.
At September 30, 2024, we were in compliance with our debt covenants and there was $680.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes.
(7)    Earnings Per Share
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
The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 159,055 and 417,364 for the three months ended September 30, 2024 and 2023, respectively, as the effect would have been anti-dilutive.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Basic and diluted earnings per share are calculated as follows (in thousands except per share data):

	Three Months Ended September 30,
	2024	2023
Numerator:
Net income	$311,355	$219,422
Denominator:
Basic weighted-average common shares outstanding	146,861	147,075
Effect of dilutive securities:
Stock options and restricted stock units	738	411
Diluted weighted average shares	147,599	147,486
Basic earnings per share	$2.12	$1.49
Diluted earnings per share	$2.11	$1.49
(8)    Legal Actions, Contingencies and Commitments
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
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
court for further proceedings. We were not a party to the ITC investigation, and we are not a party to the district court cases, but we sell products that incorporate communications modules at issue in the district court case. The first trial in the cases by Philips against the communications module defendants was originally set for August 12, 2024. On August 5, 2024, the court issued an order vacating the trial date. On August 19, 2024, Philips and the Thales parties filed a joint stipulation dismissing all claims and counterclaims against one another in the District of Delaware case.
On June 16, 2022, Cleveland Medical Devices Inc. ("Cleveland Medical") filed suit for patent infringement against ResMed Inc. in the United States District Court for the District of Delaware, case no. 1:22-cv-00794. Cleveland Medical asserts that numerous ResMed connected devices, when combined with certain ResMed data platforms and/or software, including AirView and ResScan, infringe one or more of seven Cleveland Medical patents, including U.S. Patent Nos. 10,076,269; 10,426,399; 10,925,535; 11,064,937; 10,028,698; 11,202,603; and 11,234,637. We moved to dismiss the action because Cleveland Medical sued the wrong ResMed entity, and to dismiss the indirect and willful infringement allegations by Cleveland Medical. On October 2, 2023, the court granted a portion of the motion, dismissing all Cleveland Medical claims for indirect and willful infringement, and denied the rest of the motion. On March 22, 2023, ResMed Corp. filed a petition with the PTAB seeking review of the validity of U.S. Patent No. 10,076,269. On May 6, 2024, the PTAB granted the petition and instituted an Inter Partes Review proceeding against the patent. On June 21, 2024, the District Court of Delaware granted ResMed's motion to stay the case until the PTAB issues its final written decision in the Inter Partes Review proceeding. The PTAB decision is expected by May 6, 2025.
On March 20, 2023, ResMed Corp. filed suit in the United States District Court for the Southern District of California, case no. 23-cv-00500-TWR-JLB, seeking a declaration that it does not infringe U.S. Patent No. 11,602,284 issued to Cleveland Medical. In November 2023, the case was transferred to the Northern District of Ohio for the convenience of the parties. Cleveland Medical answered the complaint and filed a counterclaim asserting that ResMed Corp. infringes three additional Cleveland Medical patents, including U.S. Patent Nos. 11,375,921; 11,690,512; and 11,786,680. On April 9, 2024, Cleveland Medical filed a second amended answer and counterclaims accusing ResMed Corp. of infringing U.S. Patent Nos. 11,857,333 and 11,872,029. ResMed Corp. filed a petition with the PTAB for post-grant review of the validity of U.S. Patent No. 11,602,284, which the PTAB denied on June 24, 2024. On October 17, 2024, the PTAB denied ResMed Corp.’s request for rehearing of its decision to deny the petition for post-grant review of U.S. Patent No. 11,602,284.
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
During the three months ended September 30, 2024 and September 30, 2023, receivables sold with limited recourse were $51.5 million and $47.7 million, respectively. As of September 30, 2024, the maximum exposure on outstanding receivables sold with recourse and the associated contingent provision were $26.4 million and $0.8 million, respectively. As of June 30, 2024, the maximum exposure on outstanding receivables sold with recourse and contingent provision were $35.8 million and $0.8 million, respectively.
(9)    Derivative Instruments and Hedging Activities
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
The notional value of outstanding foreign cross-currency swaps was $1,068.2 million and $1,026.2 million at September 30, 2024 and June 30, 2024, respectively. These contracts mature at various dates prior to December 31, 2029.
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
The notional value of the outstanding non-designated hedges was $1,073.9 million and $1,340.0 million at September 30, 2024 and June 30, 2024, respectively. These contracts mature at various dates prior to September 15, 2025.
Fair Values of Derivative Instruments
The following table presents our assets and liabilities related to derivative instruments on a gross basis within the condensed consolidated balance sheets (in thousands):

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	September 30, 2024	June 30, 2024	Balance Sheet Caption
Derivative Assets
Not Designated as Hedging Instruments
Foreign currency hedging instruments	$24,664	$2,343	Prepaid expenses and other current assets
Foreign currency hedging instruments	—	89	Prepaid taxes and other non-current assets
Total derivative assets	$24,664	$2,432
Derivative Liabilities
Designated as Hedging Instruments
Foreign cross-currency swaps – Fair Value Hedge	$22,289	$10,472	Other long-term liabilities
Foreign cross-currency swaps – Net Investment Hedge	50,006	21,270	Other long-term liabilities
Not Designated as Hedging Instruments
Foreign currency hedging instruments	2,438	4,654	Accrued expenses
Foreign currency hedging instruments	—	142	Other long-term liabilities
Total derivative liabilities	$74,733	$36,538
Fair Value Hedge Gains (Losses)
We recognized the following gains (losses) on the foreign cross currency swaps designated as fair value hedges (in thousands):

	Three Months Ended September 30,
	2024	2023
Gain (loss) recognized in other comprehensive income (loss)	$429	$588
Gain (loss) recognized on cross-currency swap in interest (expense) income, net (amount excluded from effectiveness testing)	$1,074	$1,181
Gain (loss) recognized on cross-currency swap in other, net	$(12,246)	$9,271
Gain (loss) recognized on intercompany debt in other, net	$12,246	$(9,271)
Net Investment Hedge Gains (Losses)
We recognized the following gains (losses) on the foreign cross currency swaps designated as net investment hedges (in thousands):

	Three Months Ended September 30,
	2024	2023
Gain (loss) recognized in cumulative translation adjustment within other comprehensive income (loss)	$(28,736)	$23,436
Gain (loss) recognized from the excluded components in interest (expense) income, net	$2,767	$3,013
Non-designated Derivative Gains (Losses)
We recognized the following gains (losses) in the condensed consolidated statement of operations on derivatives not designated as hedging instruments (in thousands):

	Three Months Ended September 30,
	2024	2023
Gain (loss) recognized on foreign currency hedging instruments in other, net	$42,783	$(15,073)
Gain (loss) recognized on other foreign-currency-denominated transactions in other, net	(45,231)	17,646
Total	$(2,448)	$2,573
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
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
.
Special Note Regarding Forward-Looking Statements
This report contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to, our management. All statements other than statements regarding historical facts are forward-looking statements. The words “believe,” “expect,” “intend,” “anticipate,” “will continue,” “will,” “estimate,” “plan,” “future” and other similar expressions, and negative statements of such expressions, generally identify forward-looking statements, including, in particular, statements regarding expectations of future revenue or earnings, expenses, new product development, new product launches, new markets for our products, the integration of acquisitions, our supply chain, domestic and international regulatory developments, litigation, tax outlook, and the expected impact of macroeconomic conditions on our business. These forward-looking statements are made in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements reflect the views of our management at the time the statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified in our annual report on Form 10-K for the fiscal year ended June 30, 2024 and elsewhere in this report. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources.
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
Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described in our annual report on Form 10-K for the fiscal year ended June 30, 2024, in addition to the other cautionary statements and risks described elsewhere in this report and in our other filings with the Securities and Exchange Commission (“SEC”), including our subsequent reports on Forms 10-Q and 8-K. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following is an overview of our results of operations for the three months ended September 30, 2024. Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. It is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes included in this report.
We are a global leader in the development, manufacturing, distribution and marketing of medical devices and cloud-based software applications that diagnose, treat and manage respiratory disorders, including sleep disordered breathing (“SDB”), chronic obstructive pulmonary disease, neuromuscular disease and other chronic diseases. SDB includes obstructive sleep apnea and other respiratory disorders that occur during sleep. Our products and solutions are designed to improve patient quality of life, reduce the impact of chronic disease and lower healthcare costs as global healthcare systems continue to drive a shift in care from hospitals to the home and lower cost settings. Our digital cloud-based health software applications, along with our devices, are designed to provide connected care to improve patient outcomes and efficiencies for our customers.
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
We are committed to ongoing investment in research and development and product enhancements. During the three months ended September 30, 2024, we invested $79.5 million on research and development activities, which represents 6.5% of net revenues, with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs. For example, our newest device, AirSense 11, introduced new features such as a touch screen, algorithms for patients new to therapy, digital enhancements, and over-the-air update capabilities. Through our acquisitions of Brightree in 2016, HEALTHCAREfirst and MatrixCare in 2018, and MEDIFOX DAN in 2022, our operations include residential software platforms designed to support the professionals and caregivers who help people stay healthy in the home or care setting of their choice. These platforms comprise our Residential Care Software business and, along with our cloud-based remote monitoring and therapy management system, and a robust product pipeline, these products should continue to provide us with a strong platform for future growth.
We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry (“Sleep and Breathing Health”) and the supply of business management software as a service to out-of-hospital health providers (“Residential Care Software”). During the three months ended September 30, 2024, we renamed our operating segments from Sleep and Respiratory Care to Sleep and Breathing Health and from Software as a Service to Residential Care Software in alignment with our 2030 strategy. There have been no changes in the preparation and disclosure of financial information by operating segment.
Net revenue for the three months ended September 30, 2024 was $1.2 billion, an increase of 11% compared to the three months ended September 30, 2023. Gross margin was 58.6% for the three months ended September 30, 2024 compared to 54.4% for the three months ended September 30, 2023. Diluted earnings per share was $2.11 for the three months ended September 30, 2024, compared to diluted earnings per share of $1.49 for the three months ended September 30, 2023.
At September 30, 2024, our cash and cash equivalents totaled $426.4 million, our total assets were $7.2 billion and our stockholders’ equity was $5.2 billion.

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
Results of Operations
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
Net Revenue
Net revenue for the three months ended September 30, 2024 increased to $1,224.5 million from $1,102.3 million for the three months ended September 30, 2023, an increase of $122.2 million or 11% (an 11% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Three Months Ended September 30,		% Change	Constant Currency*
	2024	2023
U.S., Canada and Latin America
Devices	$384,530	$345,897	11%
Masks and other	322,776	292,461	10
Total U.S., Canada and Latin America	$707,306	$638,358	11
Combined Europe, Asia and other markets
Devices	$241,255	$218,831	10%	9%
Masks and other	119,176	105,848	13	11
Total Combined Europe, Asia and other markets	$360,431	$324,679	11	10
Global revenue
Total Devices	$625,785	$564,728	11%	10%
Total Masks and other	441,952	398,309	11	11
Total Sleep and Breathing Health	$1,067,737	$963,037	11	11

Residential Care Software	156,772	139,284	13	12
Total	$1,224,509	$1,102,321	11	11
*Constant currency numbers exclude the impact of movements in international currencies.
Sleep and Breathing Health
Net revenue from our Sleep and Breathing Health business for the three months ended September 30, 2024 was $1,067.7 million, an increase of 11% compared to net revenue for the three months ended September 30, 2023. Movements in international currencies against the U.S. dollar positively impacted net revenue by approximately $3.9 million for the three months ended September 30, 2024. Excluding the impact of currency movements, total Sleep and Breathing Health net revenue for the three months ended September 30, 2024 increased by 11% compared to the three months ended September 30, 2023. The increase in net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales.
Net revenue from our Sleep and Breathing Health business in the U.S., Canada and Latin America for the three months ended September 30, 2024 increased to $707.3 million from $638.4 million for the three months ended September 30, 2023, an increase of $68.9 million or 11%. The increase in net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales.
Net revenue in combined Europe, Asia and other markets increased for the three months ended September 30, 2024 to $360.4 million from $324.7 million for the three months ended September 30, 2023, an increase of $35.8 million or 11% (a

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
10% increase on a constant currency basis). The constant currency increase in device and mask sales in combined Europe, Asia and other was primarily attributable to increased demand and unit sales.
Net revenue from devices for the three months ended September 30, 2024 increased to $625.8 million from $564.7 million for the three months ended September 30, 2023, an increase of $61.1 million or 11%, including an increase of 11% in the U.S., Canada and Latin America and an increase of 10% in combined Europe, Asia and other markets (a 9% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the three months ended September 30, 2024 increased by 10%.
Net revenue from masks and other for the three months ended September 30, 2024 increased to $442.0 million from $398.3 million for the three months ended September 30, 2023, an increase of $43.6 million or 11%, including an increase of 10% in the U.S., Canada and Latin America and an increase of 13% in combined Europe, Asia and other markets (a 11% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales for the three months ended September 30, 2024 increased by 11%.
Residential Care Software
Net revenue from our Residential Care Software business for the three months ended September 30, 2024 increased to $156.8 million from $139.3 million for the three months ended September 30, 2023, an increase of $17.5 million or 13% (a 12% increase on a constant currency basis). The increase was predominantly due to continued growth in the HME and MEDIFOX DAN verticals within our Residential Care Software business.
Gross Profit and Gross Margin
Gross profit increased for the three months ended September 30, 2024 to $717.2 million from $600.1 million for the three months ended September 30, 2023, an increase of $117.2 million or 20%. Gross margin, which is gross profit as a percentage of net revenue, for the three months ended September 30, 2024 was 58.6% compared to 54.4% for the three months ended September 30, 2023.
The increase in gross margin for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was due primarily to manufacturing efficiencies and component cost improvements, an increase in average selling prices and reduction in amortization of acquired intangibles relating to cost of goods sold as assets have become fully amortized.
Operating Expenses
The following table summarizes our operating expenses (in thousands):

	Three Months Ended September 30,		Change	% Change	Constant Currency
	2024	2023
Selling, general, and administrative	$238,979	$222,874	$16,105	7%	7%
as a % of net revenue	19.5%	20.2%
Research and development	$79,524	$75,710	$3,814	5%	4%
as a % of net revenue	6.5%	6.9%
Amortization of acquired intangible assets	$11,404	$12,479	$(1,075)	(9)%	(9)%
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased for the three months ended September 30, 2024 to $239.0 million from $222.9 million for the three months ended September 30, 2023, an increase of $16.1 million or 7%. Selling, general, and administrative expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $1.4 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general, and administrative expenses for the three months ended September 30, 2024 increased by 7% compared to the three months ended September 30, 2023. As a percentage of net revenue, selling, general, and administrative expenses were 19.5% for the three months ended September 30, 2024, compared to 20.2% for the three months ended September 30, 2023.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The constant currency increase in selling, general, and administrative expenses during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to increases in employee-related costs.
Research and Development Expenses
Research and development expenses increased for the three months ended September 30, 2024 to $79.5 million from $75.7 million for the three months ended September 30, 2023, an increase of $3.8 million, or 5%. Research and development expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $0.6 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses for the three months ended September 30, 2024 increased by 4% compared to the three months ended September 30, 2023. As a percentage of net revenue, research and development expenses were 6.5% for the three months ended September 30, 2024 compared to 6.9% for the three months ended September 30, 2023.
The constant currency increase in research and development expenses during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to increases in employee-related costs.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets for the three months ended September 30, 2024 totaled $11.4 million compared to $12.5 million for the three months ended September 30, 2023.
Total Other Income (Loss), Net
The following table summarizes our other income (loss) (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Interest (expense) income, net	$(1,661)	$(14,957)	$13,296
Gain (loss) attributable to equity method investments	963	(3,895)	4,858
Gain (loss) on equity investments	(680)	(602)	(78)
Other, net	(2,437)	2,648	(5,085)
Total other income (loss), net	$(3,815)	$(16,806)	$12,991
Total other income (loss), net for the three months ended September 30, 2024 was a loss of $3.8 million compared to a loss of $16.8 million for the three months ended September 30, 2023. Interest expense, net, decreased to $1.7 million for the three months ended September 30, 2024 compared to $15.0 million for the three months ended September 30, 2023 due to lower debt levels following repayments on our revolving credit facility. In addition, we recorded gains attributable to equity method investments for the three months ended September 30, 2024 of $1.0 million compared to losses of $3.9 million for the three months ended September 30, 2023. Decreases in interest expense, net, and losses attributable to equity method investments were partially offset by foreign exchange net losses for the three months ended September 30, 2024 of $2.4 million compared to foreign exchange net gains of $2.6 million for the three months ended September 30, 2023.
Income Taxes
Our effective income tax rate for the three months ended September 30, 2024 was 18.8%, as compared to 19.4% for the three months ended September 30, 2023. Our effective rate of 18.8% for the three months ended September 30, 2024 differs from the statutory rate of 21.0% primarily due to research credits and foreign operations. The decrease in our effective tax rate for the three months ended September 30, 2024 was primarily due to a shift in our global mix of earnings.
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
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Organization of Economic Co-operation and Development (OECD) and the G20 Inclusive Framework on Base Erosion and Profit Shifting (the Inclusive Framework) has put forth two proposals—Pillar One and Pillar Two—that (i) revise the existing profit allocation and nexus rules and (ii) ensure a minimal level of taxation, respectively. Effective in our fiscal year beginning July 1, 2024, various jurisdictions in which we operate began implementing the global minimum tax prescribed under Pillar Two. These changes in legislation are not expected to have a material impact on our income tax expense and cash flows for the fiscal year ending June 30, 2025. We are continuing to evaluate the potential impacts of the Inclusive Framework for the current fiscal year and future periods.
Net Income and Earnings per Share
As a result of the factors above, our net income for the three months ended September 30, 2024 was $311.4 million compared to $219.4 million for the three months ended September 30, 2023, an increase of $91.9 million, or 42%.
Our diluted earnings per share for the three months ended September 30, 2024 was $2.11 per diluted share compared to $1.49 for the three months ended September 30, 2023, an increase of 42%.
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
These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except percentages):

	Three Months Ended September 30,
	2024	2023
GAAP Net revenue	$1,224,509	$1,102,321

GAAP Cost of sales	$507,290	$502,261
Less: Amortization of acquired intangibles	(7,670)	(8,908)
Less: Astral field safety notification expenses	—	(7,911)
Non-GAAP cost of sales	$499,620	$485,442

GAAP gross profit	$717,219	$600,060
GAAP gross margin	58.6%	54.4%
Non-GAAP gross profit	$724,889	$616,879
Non-GAAP gross margin	59.2%	56.0%

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The measure “non-GAAP income from operations” is equal to GAAP income from operations once adjusted for amortization of acquired intangibles, field safety notification expenses, and acquisition-related expenses. Non-GAAP income from operations is reconciled with GAAP income from operations below (in thousands):

	Three Months Ended September 30,
	2024	2023
GAAP income from operations	$387,312	$288,997
Amortization of acquired intangibles - cost of sales	7,670	8,908
Amortization of acquired intangibles - operating expenses	11,404	12,479
Astral field safety notification expenses	—	7,911
Acquisition-related expenses	—	483
Non-GAAP income from operations	$406,386	$318,778
The measure “non-GAAP net income” is equal to GAAP net income once adjusted for amortization of acquired intangibles, field safety notification expenses, acquisition related expenses, and associated tax effects. The measure “non-GAAP diluted earnings per share” is the ratio of non-GAAP net income to diluted shares outstanding. These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except for per share amounts):

	Three Months Ended September 30,
	2024	2023
GAAP net income	$311,355	$219,422
Amortization of acquired intangibles - cost of sales	7,670	8,908
Amortization of acquired intangibles - operating expenses	11,404	12,479
Astral field safety notification expenses	—	7,911
Acquisition related expenses	—	483
Income tax effect on non-GAAP adjustments	(5,071)	(8,019)
Non-GAAP net income	$325,358	$241,184
Diluted shares outstanding	147,599	147,486
GAAP diluted earnings per share	$2.11	$1.49
Non-GAAP diluted earnings per share	$2.20	$1.64
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
As of September 30, 2024 and June 30, 2024, we had cash and cash equivalents of $426.4 million and $238.4 million, respectively. Our cash and cash equivalents held within the United States at September 30, 2024 and June 30, 2024 were $136.4 million and $51.2 million, respectively. Our remaining cash and cash equivalent balances at September 30, 2024

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
and June 30, 2024, were $290.0 million and $187.2 million, respectively. Our cash and cash equivalent balances are held at highly rated financial institutions.
As of September 30, 2024, we had $1,500.0 million available for draw down under the revolving credit facility and a combined total of $1,926.4 million in cash and available liquidity under the revolving credit facility.
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
Revolving Credit Agreement, Term Credit Agreement and Senior Notes
On June 29, 2022, we entered into a second amended and restated credit agreement (as amended from time to time, the “Revolving Credit Agreement”). The Revolving Credit Agreement, among other things, provided a senior unsecured revolving credit facility of $1,500.0 million, with an uncommitted option to increase the revolving credit facility by an additional amount equal to the greater of $1,000.0 million or 1.00 times the EBITDA for the trailing twelve-month measurement period. Additionally, on June 29, 2022, ResMed Pty Limited entered into a Second Amendment to the Syndicated Facility Agreement (the “Term Credit Agreement”). The Term Credit Agreement, among other things, provides ResMed Pty Limited a senior unsecured term credit facility of $200.0 million. The Revolving Credit Agreement and Term Credit Agreement each terminate on June 29, 2027, when all unpaid principal and interest under the loans must be repaid. As of September 30, 2024, we had $1,500.0 million available for draw down under the revolving credit facility.
On July 10, 2019, we entered into a Note Purchase Agreement with the purchasers to that agreement, in connection with the issuance and sale of $250.0 million principal amount of our 3.24% senior notes due July 10, 2026, and $250.0 million principal amount of our 3.45% senior notes due July 10, 2029 (“Senior Notes”).
On September 30, 2024, there was a total of $680.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes and we were in compliance with our debt covenants. We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and debt facilities.
Cash Flow Summary
The following table summarizes our cash flow activity (in thousands):

	Three Months Ended September 30,
	2024	2023
Net cash provided by (used in) operating activities	$325,538	$286,283
Net cash provided by (used in) investing activities	2,146	(148,980)
Net cash provided by (used in) financing activities	(150,757)	(151,132)
Effect of exchange rate changes on cash	11,073	(4,962)
Net decrease in cash and cash equivalents	$188,000	$(18,791)
Operating Activities
Cash provided by operating activities was $325.5 million for the three months ended September 30, 2024, compared to cash provided of $286.3 million for the three months ended September 30, 2023. The $39.3 million increase in cash flow from operations was primarily due to increased net income partially offset by other net changes in working capital during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
Investing Activities
Cash provided by investing activities was $2.1 million for the three months ended September 30, 2024, compared to cash used of $149.0 million for the three months ended September 30, 2023. The $151.1 million increase in cash flow from investing activities was primarily due to cash used to acquire Somnoware during the three months ended September 30,

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
2023 in addition to increased proceeds from maturity of foreign currency contracts during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
Financing Activities
Cash used in financing activities was $150.8 million for the three months ended September 30, 2024, compared to cash used of $151.1 million for the three months ended September 30, 2023. We repurchased $50.0 million of treasury stock during the three months ended September 30, 2024 compared to no purchases during the three months ended September 30, 2023. Cash outflows for treasury stock repurchases were offset by lower payments on our Revolving Credit Agreement.
Dividends
During the three months ended September 30, 2024, we paid cash dividends of $0.53 per common share totaling $77.9 million. On October 24, 2024, our board of directors declared a cash dividend of $0.53 per common share, to be paid on December 12, 2024, to shareholders of record as of the close of business on November 7, 2024. Future dividends are subject to approval by our board of directors.
Common Stock
On February 21, 2014, our board of directors approved our current share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of our common stock. Since approval of the share repurchase program in 2014 through September 30, 2024, we have repurchased a total of 8.2 million shares under this repurchase program for an aggregate of $612.7 million. During the three months ended September 30, 2024, we repurchased 221,996 shares at a cost of $50.0 million. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares of common stock outstanding used in calculating earnings (loss) per share. The share repurchase program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. At September 30, 2024, 11.8 million additional shares remain available for us to repurchase under the approved share repurchase program.
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
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. Details of our purchase obligations as of September 30, 2024 were as follows:

		Payments Due by September 30,
	Total	2025	2026	2027	2028	2029	Thereafter
Purchase obligations	$952,519	$846,818	$41,919	$23,377	$3,725	$1,600	$35,080
Off-Balance Sheet Arrangements
As of September 30, 2024, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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
The notional value of outstanding foreign cross-currency swaps was $1,068.2 million and $1,026.2 million at September 30, 2024 and June 30, 2024, respectively. These contracts mature at various dates prior to December 31, 2029.
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
The notional value of the outstanding non-designated hedges was $1,073.9 million and $1,340.0 million at September 30, 2024 and June 30, 2024, respectively. These contracts mature at various dates prior to September 15, 2025.

PART I – FINANCIAL INFORMATION	Item 3
RESMED INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk
Fair Values of Derivative Instruments
The table below provides information (in U.S. dollars) on our foreign currency denominated operating assets and liabilities and after considering our foreign currency hedging activities as of September 30, 2024 (in thousands):

	U.S. Dollar (USD)	Euro (EUR)	Canadian Dollar (CAD)	Chinese Yuan (CNY)
AUD Functional:
Net Assets/(Liabilities)	291,502	(194,343)	—	42,922
Foreign Currency Hedges	(315,000)	178,287	—	(28,498)
Net Total	(23,498)	(16,056)	—	14,424
USD Functional:
Net Assets/(Liabilities)	—	316,278	31,257	—
Foreign Currency Hedges	—	(312,001)	(29,595)	—
Net Total	—	4,277	1,662	—
SGD Functional:
Net Assets/(Liabilities)	232,804	164,884	—	1,809
Foreign Currency Hedges	(255,000)	(167,144)	—	—
Net Total	(22,196)	(2,260)	—	1,809

PART I – FINANCIAL INFORMATION	Item 3
RESMED INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk
The table below provides information about our material foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars, forward contracts and cross-currency swaps held at September 30, 2024. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

		Fair Value Assets / (Liabilities)
	Total	September 30, 2024	June 30, 2024
AUD/USD
Contract amount	315,000	10,746	730
Ave. contractual exchange rate	AUD 1 = USD 0.6712
AUD/EUR
Contract amount	245,144	(1,747)	(1,610)
Ave. contractual exchange rate	AUD 1 = EUR 0.6253
SGD/EUR
Contract amount	200,572	1,760	825
Ave. contractual exchange rate	SGD 1 = EUR 0.6884
SGD/USD
Contract amount	255,000	11,569	(2,054)
Ave. contractual exchange rate	SGD 1 = USD 0.7469
AUD/CNY
Contract amount	28,498	398	(112)
Ave. contractual exchange rate	AUD 1 = CNY 4.7828
USD/EUR
Contract amount	1,068,155	(72,673)	(31,743)
Ave. contractual exchange rate	USD 1 = EUR 0.9610
USD/CAD
Contract amount	29,595	(500)	(143)
Ave. contractual exchange rate	CAD 1 = USD 0.7274
Interest Rate Risk
We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At September 30, 2024, we held cash and cash equivalents of $426.4 million, principally comprised of bank term deposits and at-call accounts, and are invested at both short-term fixed interest rates and variable interest rates. At September 30, 2024, there was $180.0 million outstanding under the Revolving Credit Agreement and Term Credit Agreement, which are subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended September 30, 2024, would not have had a material impact on pretax income. We have no interest rate hedging agreements.
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
As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION	Item 1-6
RESMED INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
Item 1    Legal Proceedings
We are involved in various legal proceedings, claims, investigations and litigation that arise in the ordinary course of our business. We investigate these matters as they arise, and accrue estimates for resolution of legal and other contingencies in accordance with Accounting Standard Codification Topic 450, “Contingencies”. See note 8 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Litigation is inherently uncertain. Accordingly, we cannot predict with certainty the outcome of these matters. But we do not expect the outcome of these matters to have a material adverse effect on our consolidated financial statements when taken as a whole.
Item 1A    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in our annual report on Form 10-K for the fiscal year ended June 30, 2024, which was filed with the SEC and describe various material risks and uncertainties to which we are or may become subject. As of September 30, 2024, there have been no further material changes to such risk factors.
Item 2    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Purchases of equity securities. The following table summarizes our purchases of common stock for the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (USD)	Cumulative Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1 - 31, 2024	—	—	42,664,067	12,051,946
August 1 - 31, 2024	221,996	225.23	42,886,063	11,829,950
September 1 - 30, 2024	—	—	42,886,063	11,829,950
Total	221,996	$225.23	42,886,063	11,829,950
On February 21, 2014, our board of directors approved our current share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of our common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant and subject to applicable legal requirements. The share repurchase program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. All share repurchases after February 21, 2014 have been executed under this program. Since approval of the share repurchase program in 2014 through September 30, 2024, we have repurchased a total of 8.2 million shares under this repurchase program for an aggregate of $612.7 million.
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
During the quarterly period ended September 30, 2024, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

PART II – OTHER INFORMATION	Item 1-6
RESMED INC. AND SUBSIDIARIES
Item 6    Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	First Restated Certificate of Incorporation of ResMed Inc., as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2013)
3.2
Eighth Amended and Restated Bylaws of ResMed Inc., as adopted on November 17, 2023 (as Approved and Adopted by Board Resolution November 17, 2023). (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on November 20, 2023)

10.1	ResMed Inc. Non-Employee Director Deferral Program
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on October 24, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

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
October 24, 2024

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief Executive Officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief Financial Officer
(Principal Financial Officer)