Form 10-Q
period 2024-12-31
RESMED INC
filed 2025-01-31
CIK 943819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At January 27, 2025 there were 146,866,912 shares of Common Stock ($0.004 par value) outstanding. This number excludes 43,192,913 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1
Item 1. Financial Statements
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In US$ and in thousands, except share and per share data)

	December 31, 2024	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$521,944	$238,361
Accounts receivable, net of allowances of $20,666 and $21,132 at December 31, 2024 and June 30, 2024, respectively	859,937	837,275
Inventories (note 3)	882,103	822,250
Prepaid expenses and other current assets (note 3)	572,193	459,833
Total current assets	2,836,177	2,357,719
Non-current assets:
Property, plant and equipment, net (note 3)	520,162	548,025
Operating lease right-of-use assets	151,012	151,121
Goodwill (note 4)	2,805,353	2,842,055
Other intangible assets, net (note 3)	438,003	485,904
Deferred income taxes	209,445	203,569
Prepaid taxes and other non-current assets	181,182	284,001
Total non-current assets	4,305,157	4,514,675
Total assets	$7,141,334	$6,872,394
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$220,313	$237,728
Accrued expenses	352,541	377,678
Operating lease liabilities, current	27,812	25,278
Deferred revenue	156,508	152,554
Income taxes payable	84,880	107,517
Short-term debt, net (note 7)	9,906	9,900
Total current liabilities	851,960	910,655
Non-current liabilities:
Deferred revenue	146,512	137,343
Deferred income taxes	77,004	79,339
Operating lease liabilities, non-current	139,159	141,444
Other long-term liabilities	10,831	42,257
Long-term debt, net (note 7)	662,859	697,313
Total non-current liabilities	1,036,365	1,097,696
Total liabilities	1,888,325	2,008,351
Commitments and contingencies (note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $0.004 par value, 350,000,000 shares authorized; 190,049,242 issued and 146,856,329 outstanding at December 31, 2024 and 189,565,112 issued and 146,901,045 outstanding at June 30, 2024	760	588
Additional paid-in capital	1,957,359	1,896,604
Retained earnings	5,492,038	4,991,647
Treasury stock, at cost, 43,192,913 shares at December 31, 2024 and 42,664,067 shares at June 30, 2024	(1,898,258)	(1,773,267)
Accumulated other comprehensive loss	(298,890)	(251,529)
Total stockholders’ equity	5,253,009	4,864,043
Total liabilities and stockholders’ equity	$7,141,334	$6,872,394
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In US$ and in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net revenue - Sleep and Breathing Health products	$1,125,593	$1,017,855	$2,193,330	$1,980,892
Net revenue - Residential Care Software	156,496	144,946	313,268	284,230
Net revenue	1,282,089	1,162,801	2,506,598	2,265,122

Cost of sales - Sleep and Breathing Health products	473,388	460,721	924,700	905,182
Cost of sales - Residential Care Software	49,792	46,889	98,100	95,782
Cost of sales (exclusive of amortization shown separately below)	523,180	507,610	1,022,800	1,000,964

Amortization of acquired intangible assets - Sleep and Breathing Health products	1,230	1,324	2,440	3,240
Amortization of acquired intangible assets - Residential Care Software	6,404	6,933	12,864	13,924
Amortization of acquired intangible assets	7,634	8,257	15,304	17,164
Total cost of sales	530,814	515,867	1,038,104	1,018,128
Gross profit	751,275	646,934	1,468,494	1,246,994

Selling, general, and administrative	241,613	222,155	480,592	445,029
Research and development	81,372	73,880	160,897	149,590
Amortization of acquired intangible assets	11,047	11,577	22,451	24,056
Restructuring expenses (note 11)	—	64,228	—	64,228
Total operating expenses	334,032	371,840	663,940	682,903
Income from operations	417,243	275,094	804,554	564,091
Other income (loss), net:
Interest (expense) income, net	(775)	(13,805)	(2,436)	(28,762)
Gain (loss) attributable to equity method investments (note 5)	1,077	739	2,040	(3,156)
Gain (loss) on equity investments (note 5)	(1,439)	(1,888)	(2,119)	(2,491)
Other, net	2,216	(686)	(219)	1,963
Total other income (loss), net	1,079	(15,640)	(2,734)	(32,446)
Income before income taxes	418,322	259,454	801,820	531,645
Income taxes	73,700	50,654	145,843	103,423
Net income	$344,622	$208,800	$655,977	$428,222
Basic earnings per share (note 8)	$2.35	$1.42	$4.47	$2.91
Diluted earnings per share (note 8)	$2.34	$1.42	$4.45	$2.90
Dividend declared per share	$0.53	$0.48	$1.06	$0.96
Basic shares outstanding (000's)	146,810	147,132	146,835	147,104
Diluted shares outstanding (000's)	147,481	147,545	147,520	147,572
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In US$ and in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net income	$344,622	$208,800	$655,977	$428,222
Other comprehensive income, net of taxes:
Unrealized gains (losses) on designated hedging instruments	43,675	(19,891)	21,873	(36,984)
Foreign currency translation gain (loss) adjustments	(210,410)	131,687	(69,234)	101,160
Comprehensive income	$177,887	$320,596	$608,616	$492,398
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In US$ and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2024	189,565	$588	$1,896,604	(42,664)	$(1,773,267)	$4,991,647	$(251,529)	$4,864,043
Adjustment to common stock amount	—	170	(170)	—	—	—	—	—
Common stock issued on exercise of options	92	—	8,383	—	—	—	—	8,383
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	5	—	(389)	—	—	—	—	(389)
Treasury stock purchases	—	—	—	(222)	(50,005)	—	—	(50,005)
Stock-based compensation costs	—	—	20,156	—	—	—	—	20,156
Other comprehensive income	—	—	—	—	—	—	119,374	119,374
Net income	—	—	—	—	—	311,355	—	311,355
Dividends declared ($0.53 per common share)	—	—	—	—	—	(77,891)	—	(77,891)
Balance, September 30, 2024	189,662	$758	$1,924,584	(42,886)	$(1,823,272)	$5,225,111	$(132,155)	$5,195,026
Common stock issued on exercise of options	63	—	6,904	—	—	—	—	6,904
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	215	2	(16,736)	—	—	—	—	(16,734)
Common stock issued on employee stock purchase plan	109	—	19,973	—	—	—	—	19,973
Treasury stock purchases	—	—	—	(307)	(74,986)	—	—	(74,986)
Stock-based compensation costs	—	—	22,634	—	—	—	—	22,634
Other comprehensive income	—	—	—	—	—	—	(166,735)	(166,735)
Net income	—	—	—	—	—	344,622	—	344,622
Dividends declared ($0.53 per common share)	—	—	—	—	—	(77,695)	—	(77,695)
Balance, December 31, 2024	190,049	$760	$1,957,359	(43,193)	$(1,898,258)	$5,492,038	$(298,890)	$5,253,009
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In US$ and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2023	188,901	$588	$1,772,083	(41,836)	$(1,623,256)	$4,253,016	$(272,528)	$4,129,903
Common stock issued on exercise of options	17	—	983	—	—	—	—	983
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	3	—	(225)	—	—	—	—	(225)
Stock-based compensation costs	—	—	18,510	—	—	—	—	18,510
Other comprehensive loss	—	—	—	—	—	—	(47,620)	(47,620)
Net income	—	—	—	—	—	219,422	—	219,422
Dividends declared ($0.48 per common share)	—	—	—	—	—	(70,597)	—	(70,597)
Balance, September 30, 2023	188,921	$588	$1,791,351	(41,836)	$(1,623,256)	$4,401,841	$(320,148)	$4,250,376
Common stock issued on exercise of options	24	—	1,557	—	—	—	—	1,557
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	163	1	(7,798)	—	—	—	—	(7,797)
Common stock issued on employee stock purchase plan	151	1	17,966	—	—	—	—	17,967
Treasury stock purchases	—	(2)	2	(336)	(50,007)	—	—	(50,007)
Stock-based compensation costs	—	—	19,840	—	—	—	—	19,840
Other comprehensive income	—	—	—	—	—	—	111,796	111,796
Net income	—	—	—	—	—	208,800	—	208,800
Dividends declared ($0.48 per common share)	—	—	—	—	—	(70,678)	—	(70,678)
Balance, December 31, 2023	189,259	$588	$1,822,918	(42,172)	$(1,673,263)	$4,539,963	$(208,352)	$4,481,854
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In US$ and in thousands)

	Six Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$655,977	$428,222
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,169	89,718
Amortization of right-of-use assets	18,443	17,094
Stock-based compensation costs	42,790	38,350
(Gain) loss attributable to equity method investments (note 5)	(2,040)	3,156
(Gain) loss on equity investments (note 5)	2,119	2,491
Non-cash restructuring expenses (note 11)	—	33,239
Changes in operating assets and liabilities:
Accounts receivable	(31,436)	(20,269)
Inventories	(77,895)	77,095
Prepaid expenses, net deferred income taxes and other current assets	(43,746)	(74,590)
Accounts payable, accrued expenses, income taxes payable and other	(21,220)	(35,391)
Net cash provided by (used in) operating activities	634,161	559,115
Cash flows from investing activities:
Purchases of property, plant and equipment	(38,484)	(53,388)
Patent registration and acquisition costs	(4,592)	(12,036)
Business acquisitions, net of cash acquired	(670)	(110,688)
Purchases of investments (note 5)	(2,350)	(7,305)
Proceeds from exits of investments (note 5)	4,378	250
Proceeds (payments) on maturity of foreign currency contracts	7,172	(6,956)
Net cash provided by (used in) investing activities	(34,546)	(190,123)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	35,260	20,507
Taxes paid related to net share settlement of equity awards	(17,123)	(8,022)
Purchases of treasury stock	(124,991)	(50,007)
Payments of business combination contingent consideration	(855)	(1,293)
Proceeds from borrowings, net of borrowing costs	—	105,000
Repayment of borrowings	(35,000)	(315,000)
Dividends paid	(155,586)	(141,275)
Net cash provided by (used in) financing activities	(298,295)	(390,090)
Effect of exchange rate changes on cash	(17,737)	3,454
Net increase (decrease) in cash and cash equivalents	283,583	(17,644)
Cash and cash equivalents at beginning of period	238,361	227,891
Cash and cash equivalents at end of period	$521,944	$210,247
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$224,351	$173,437
Interest paid	$7,285	$28,762
Fair value of assets acquired, excluding cash	$—	$38,520
Liabilities assumed	—	(5,401)
Goodwill on acquisition	—	77,712
Deferred payments	—	(143)
Fair value of contingent consideration	1,525	1,293
Cash paid for acquisitions	$1,525	$111,981
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
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
During the six months ended December 31, 2024, we renamed our operating segments from Sleep and Respiratory Care to Sleep and Breathing Health and from Software as a Service to Residential Care Software in alignment with our 2030 strategy. There have been no changes in the preparation and disclosure of financial information by operating segment.
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
The condensed consolidated financial statements for the three and six months ended December 31, 2024 and December 31, 2023 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K (our “Form 10-K”) for the year ended June 30, 2024.
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
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Disaggregation of revenue
The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
U.S., Canada and Latin America
Devices	$414,453	$371,336	$798,983	$717,233
Masks and other	334,496	297,994	657,271	590,455
Total U.S., Canada and Latin America	$748,949	$669,330	$1,456,254	$1,307,688
Combined Europe, Asia and other markets
Devices	$254,849	$234,661	$496,104	$453,492
Masks and other	121,795	113,864	240,972	219,712
Total Combined Europe, Asia and other markets	$376,644	$348,525	$737,076	$673,204
Global revenue
Total Devices	$669,302	$605,997	$1,295,087	$1,170,725
Total Masks and other	456,291	411,858	898,243	810,167
Total Sleep and Breathing Health	$1,125,593	$1,017,855	$2,193,330	$1,980,892

Residential Care Software	156,496	144,946	313,268	284,230
Total	$1,282,089	$1,162,801	$2,506,598	$2,265,122
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
The following table summarizes our contract balances (in thousands):

	December 31, 2024	June 30, 2024	Balance sheet caption
Contract assets
Accounts receivable, net	$859,937	$837,275	Accounts receivable, net
Unbilled revenue, current	$47,019	$38,183	Prepaid expenses and other current assets
Unbilled revenue, non-current	$15,042	$18,450	Prepaid taxes and other non-current assets

Contract liabilities
Deferred revenue, current	$(156,508)	$(152,554)	Deferred revenue (current liabilities)
Deferred revenue, non-current	$(146,512)	$(137,343)	Deferred revenue (non-current liabilities)
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
Lease Revenue
We lease Sleep and Breathing Health medical devices to customers primarily as a means to comply with local health insurer requirements in certain foreign geographies. Device rental contracts are classified as operating leases, and contract terms vary by customer and include options to terminate or extend the contract. When lease contracts also include the sale of masks and accessories, we allocate contract consideration to those items on a relative standalone price basis and recognize revenue when control transfers to the customer. Operating lease revenue was $24.1 million and $48.6 million for the three and six months ended December 31, 2024 and $23.1 million and $45.7 million for the three and six months ended December 31, 2023.
Recently Issued Accounting Standards Not Yet Adopted
ASU No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which expands segment disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. While the ASU implements further segment disclosure requirements, it does not change how an entity identifies its operating or reportable segments and it will have no impact on

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
our consolidated financial condition, results of operations or cash flows. This ASU is applicable to our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, and subsequent interim periods. Early adoption is permitted and the amendments must be applied retrospectively to all prior periods presented.
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
ASU 2024-03 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses, including amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption, as well as a qualitative description of amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 also requires disclosure of the total amount of selling expenses and, in annual periods, an entity's definition of selling expenses. This ASU is applicable to our Annual Report on Form 10-K for the fiscal year ended June 30, 2028, and subsequent interim periods. Early adoption is permitted and the amendments may be either applied prospectively to financial statements issued for reporting periods after the effective date of the amendment or retrospectively to all prior periods presented. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.
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
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The table below presents a reconciliation of net revenues and net operating profit by reportable segments (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net revenue by segment
Sleep and Breathing Health	$1,125,593	$1,017,855	$2,193,330	$1,980,892
Residential Care Software	156,496	144,946	313,268	284,230
Total	$1,282,089	$1,162,801	$2,506,598	$2,265,122

Depreciation and amortization by segment
Sleep and Breathing Health	$25,249	$21,956	$48,268	$42,475
Residential Care Software	2,240	2,725	4,608	5,485
Amortization of acquired intangible assets and corporate assets	18,950	20,103	38,293	41,758
Total	$46,439	$44,784	$91,169	$89,718

Net operating profit by segment
Sleep and Breathing Health	$488,721	$409,141	$949,696	$783,879
Residential Care Software	48,882	41,787	96,503	73,091
Total	$537,603	$450,928	$1,046,199	$856,970

Reconciling items
Corporate costs	$101,679	$85,421	$203,890	$173,169
Amortization of acquired intangible assets	18,681	19,834	37,755	41,220
Restructuring expenses	—	64,228	—	64,228
Masks with magnets field safety notification expenses (1)	—	6,351	—	6,351
Astral field safety notification expenses (2)	—	—	—	7,911
Interest expense (income), net	775	13,805	2,436	28,762
(Gain) Loss attributable to equity method investments	(1,077)	(739)	(2,040)	3,156
Loss on equity investments	1,439	1,888	2,119	2,491
Other, net	(2,216)	686	219	(1,963)
Income before income taxes	$418,322	$259,454	$801,820	$531,645
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
(3)    Supplemental Balance Sheet Information
Components of selected captions in the condensed consolidated balance sheets consisted of the following (in thousands):

Inventories	December 31, 2024	June 30, 2024
Raw materials	$364,810	$355,570
Work in progress	2,567	2,713
Finished goods	514,726	463,967
Total inventories	$882,103	$822,250

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Prepaid expenses and other current assets	December 31, 2024	June 30, 2024
Prepaid taxes	$171,592	$107,623
Income taxes receivable	99,816	—
Prepaid inventories	104,232	172,198
Other prepaid expenses and current assets	196,553	180,012
Total prepaid expenses and other current assets	$572,193	$459,833

Property, Plant and Equipment	December 31, 2024	June 30, 2024
Property, plant and equipment, at cost	$1,214,341	$1,274,992
Accumulated depreciation and amortization	(694,179)	(726,967)
Property, plant and equipment, net	$520,162	$548,025

Other Intangible Assets	December 31, 2024	June 30, 2024
Developed/core product technology	$381,420	$384,679
Accumulated amortization	(294,171)	(280,970)
Developed/core product technology, net	87,249	103,709
Customer relationships	425,289	432,470
Accumulated amortization	(166,247)	(150,486)
Customer relationships, net	259,042	281,984
Other intangibles	245,788	252,210
Accumulated amortization	(154,076)	(151,999)
Other intangibles, net	91,712	100,211
Total other intangibles, net	$438,003	$485,904
Intangible assets consist of developed/core product technology, trade names, non-compete agreements, customer relationships, and patents, which we amortize over the estimated useful life of the assets, generally between two years to fifteen years. There are no expected residual values related to these intangible assets.
We did not record any intangible asset impairments during the three and six months ended December 31, 2024. During the three and six months ended December 31, 2023, we impaired $18.6 million of developed/core product technology intangible assets, $14.5 million of customer relationship intangible assets, and $0.1 million of other intangibles associated with restructuring activities. These non-cash charges were recorded within restructuring expenses in the condensed consolidated statements of operations. Refer to Note 11, Restructuring Expenses, for the facts and circumstances leading to the impairments.
(4)    Goodwill
A reconciliation of changes in our goodwill by reportable segment is as follows (in thousands):

	Six Months Ended December 31, 2024
	Sleep and Breathing Health	Residential Care Software	Total
Balance at the beginning of the period	$757,529	$2,084,526	$2,842,055
Adjustment to fair values of preliminary purchase price allocations	(279)	—	(279)
Foreign currency translation adjustments	(10,227)	(26,196)	(36,423)
Balance at the end of the period	$747,023	$2,058,330	$2,805,353
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
Equity investments whereby we have significant influence, but not control over the investee and are not the primary beneficiary of the investee’s activities, are accounted for under the equity method and are recorded in prepaid taxes and other non-current assets on the condensed consolidated balance sheets. Under this method, we record our share of gains or losses attributable to equity method investments as a component of other income (loss), net on the condensed consolidated statements of operations.
Equity investments by measurement category were as follows (in thousands):

Measurement category	December 31, 2024	June 30, 2024
Fair value	$14,777	$12,026
Measurement alternative	66,455	73,739
Equity method	65,737	65,462
Total	$146,969	$151,227

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following tables show a reconciliation of the changes in our equity investments (in thousands):

	Six Months Ended December 31, 2024
	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$73,739	$12,026	$65,462	$151,227
Additions to investments	2,000	—	350	2,350
Proceeds from exits of investments	(4,378)	—	—	(4,378)
Realized gains on marketable and non-marketable equity securities	389	—	—	389
Impairment of investments	(5,259)	—	—	(5,259)
Unrealized gains on marketable equity securities	—	2,751	—	2,751
Gain attributable to equity method investments	—	—	2,040	2,040
Foreign currency translation adjustments	(36)	—	(2,115)	(2,151)
Carrying value at the end of the period	$66,455	$14,777	$65,737	$146,969

	Six Months Ended December 31, 2023
	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$68,748	$12,423	$65,366	$146,537
Additions to investments	4,180	—	3,125	7,305
Observable price adjustments on non-marketable equity securities	2,315	—	—	2,315
Proceeds from exits of investments	(250)	—	—	(250)
Unrealized losses on marketable equity securities	—	(4,806)	—	(4,806)
Loss attributable to equity method investments	—	—	(3,156)	(3,156)
Foreign currency translation adjustments	—	—	753	753
Carrying value at the end of the period	$74,993	$7,617	$66,088	$148,698
Net unrealized losses recognized for equity investments in non-marketable and marketable securities held as of December 31, 2024 for the three and six months ended December 31, 2024 were $1.4 million and $2.5 million. Net unrealized losses recognized for equity investments in non-marketable and marketable securities held as of December 31, 2023 for the three and six months ended December 31, 2023 were $1.9 million and $2.5 million.
(6)    Income Taxes
In accordance with ASC Topic 740, "Income Taxes" ("ASC 740"), each interim reporting period is considered integral to the annual period, and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its annual effective tax rate estimated for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, adjusted for discrete taxable events that occur during the interim period.
Our income tax returns are based on calculations and assumptions subject to audit by various tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws. We regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes. We are currently under audit by the Australian Taxation Office for the 2018 tax year. If any ongoing tax audits are resolved in a manner not consistent with management’s expectations, the result could be a material adjustment to our provision for income taxes in a future period.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(7)    Debt
Debt consisted of the following (in thousands):

	December 31, 2024	June 30, 2024
Short-term debt	$10,000	$10,000
Deferred borrowing costs	(94)	(100)
Short-term debt, net	$9,906	$9,900

Long-term debt	$665,000	$700,000
Deferred borrowing costs	(2,141)	(2,687)
Long-term debt, net	$662,859	$697,313
Total debt	$672,765	$707,213
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
The Revolving Credit Agreement and Term Credit Agreement each terminate on June 29, 2027, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $5.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to the Adjusted Term SOFR (as defined in the Revolving Credit Agreement) plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). At December 31, 2024, the interest rate that was being charged on the outstanding principal amounts was 5.2%. An applicable commitment fee of 0.075% to 0.150% (depending on the then-applicable leverage ratio)

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
applies on the unused portion of the revolving credit facility. As of December 31, 2024, we had $1,500.0 million available for draw down under the revolving credit facility.
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As the Revolving Credit and Term Credit Agreements’ interest rate is calculated as Adjusted Term SOFR plus the spreads described above, its carrying amount is equivalent to its fair value as at December 31, 2024 and June 30, 2024, which was $175.0 million and $210.0 million, respectively.
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
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As of December 31, 2024 and June 30, 2024, the Senior Notes had a carrying amount of $500.0 million, excluding deferred borrowing costs, and an estimated fair value of $468.1 million and $463.0 million, respectively. Quoted market prices in active markets for similar liabilities based inputs (Level 2) were used to estimate fair value.
At December 31, 2024, we were in compliance with our debt covenants and there was $675.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes.
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
The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 175,118 and 663,485 for the three months ended December 31, 2024 and 2023, respectively, and 289,854 and 643,466 for the six months ended December 31, 2024 and 2023, respectively, as the effect would have been anti-dilutive.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Basic and diluted earnings per share are calculated as follows (in thousands except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Numerator:
Net income	$344,622	$208,800	$655,977	$428,222
Denominator:
Basic weighted-average common shares outstanding	146,810	147,132	146,835	147,104
Effect of dilutive securities:
Stock options and restricted stock units	671	413	685	468
Diluted weighted average shares	147,481	147,545	147,520	147,572
Basic earnings per share	$2.35	$1.42	$4.47	$2.91
Diluted earnings per share	$2.34	$1.42	$4.45	$2.90
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
On January 27, 2021, the International Trade Commission ("ITC") instituted In Re Certain UMTS and LTE Cellular Communications Modules and Products Containing the Same, Investigation No. 337-TA-1240, by complainants Philips RS North America, LLC and Koninklijke Philips N.V. (collectively “Philips”) against Quectel Wireless Solutions Co., Ltd; Thales DIS AIS USA, LLC, Thales DIS AIS Deutschland GmbH; Telit Wireless Solutions, Inc., Telit Communications PLC, CalAmp. Corp., Xirgo Technologies, LLC, and Laird Connectivity, Inc. (collectively “respondents”). In the ITC investigation, Philips sought an order excluding communications modules, and products that contain them, from importation into the United States based on alleged infringement of 3G and 4G standard essential patents held by Philips. On October 6-14, 2021, the administrative law judge held a hearing on the merits. The administrative law judge issued an initial determination on April 1, 2022, finding no violation of any of the Philips' patents asserted in the ITC. Philips sought review by the full ITC, however, the ITC affirmed the administrative law judge’s determination that there was no violation of asserted Philips' patents and thereafter terminated the ITC proceedings. Philips did not appeal the ITC’s decision. On December 17, 2020, Philips filed companion cases for patent infringement against the same defendants in the United States District Court for the District of Delaware, case nos. 1:20-cv-01707, 01708, 01709, 01710, 01711, and 01713 (CFC) seeking damages, an injunction, and a declaration from the court on the amount of a fair reasonable and non-discriminatory license rate for the standard essential patents it asserted against the communications module defendants. The district court cases were stayed pending the resolution of the ITC proceedings but recommenced following the ITC termination. We

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
were not a party to the ITC investigation, nor were we a party to the district court cases, but we sell products that incorporate communications modules at issue in the district court case. The first trial in the cases by Philips against the communications module defendants was originally set for August 12, 2024. On August 5, 2024, the court issued an order vacating the trial date. On August 19, 2024, Philips and the Thales parties filed a joint stipulation dismissing all claims and counterclaims against one another in the District of Delaware case.
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
On October 11, 2024, ResMed Corp. filed a request for ex parte reexamination of U.S. Patent No. 11,375,921, and on November 15, 2024, the United States Patent and Trademark Office (the "Patent Office") ordered reexamination of the patent. On October 17, 2024, ResMed Corp. filed a request for ex parte reexamination of U.S. Patent No. 11,786,680, and on December 3, 2024, the Patent Office ordered reexamination of the patent. Between November 15, 2024, and January 10, 2025, ResMed Corp. filed petitions with the PTAB seeking Inter Partes Review of the validity of all six patents asserted by Cleveland Medical in the District Court of the Northern District of Ohio proceedings. It is expected that the PTAB will determine whether to examine the validity of the patents by the summer of 2025.
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
During the six months ended December 31, 2024 and December 31, 2023, receivables sold with limited recourse were $104.8 million and $97.5 million, respectively. As of December 31, 2024, the maximum exposure on outstanding receivables sold with recourse and the associated contingent provision were $28.5 million and $0.7 million, respectively. As of June 30, 2024, the maximum exposure on outstanding receivables sold with recourse and contingent provision were $35.8 million and $0.8 million, respectively.

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
The notional value of outstanding foreign cross-currency swaps was $992.2 million and $1,026.2 million at December 31, 2024 and June 30, 2024, respectively. These contracts mature at various dates prior to December 31, 2029.
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
The notional value of the outstanding non-designated hedges was $1,128.1 million and $1,340.0 million at December 31, 2024 and June 30, 2024, respectively. These contracts mature at various dates prior to September 15, 2025.
Fair Values of Derivative Instruments
The following table presents our assets and liabilities related to derivative instruments on a gross basis within the condensed consolidated balance sheets (in thousands):

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	December 31, 2024	June 30, 2024	Balance Sheet Caption
Derivative Assets
Designated as Hedging Instruments
Foreign cross-currency swaps – Fair Value Hedge	$1,555	$—	Prepaid taxes and other non-current assets
Foreign cross-currency swaps – Net Investment Hedge	5,043	—	Prepaid taxes and other non-current assets
Not Designated as Hedging Instruments
Foreign currency hedging instruments	5,958	2,343	Prepaid taxes and other non-current assets
Foreign currency hedging instruments	—	89	Prepaid taxes and other non-current assets
Total derivative assets	$12,556	$2,432
Derivative Liabilities
Designated as Hedging Instruments
Foreign cross-currency swaps – Fair Value Hedge	$—	$10,472	Other long-term liabilities
Foreign cross-currency swaps – Net Investment Hedge	—	21,270	Other long-term liabilities
Not Designated as Hedging Instruments
Foreign currency hedging instruments	18,228	4,654	Accrued expenses
Foreign currency hedging instruments	—	142	Other long-term liabilities
Total derivative liabilities	$18,228	$36,538
Fair Value Hedge Gains (Losses)
We recognized the following gains (losses) on the foreign cross currency swaps designated as fair value hedges (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Gain (loss) recognized in other comprehensive income (loss)	$1,657	$2,002	$2,086	$2,590
Gain (loss) recognized on cross-currency swap in interest (expense) income, net (amount excluded from effectiveness testing)	$1,128	$881	$2,202	$2,061
Gain (loss) recognized on cross-currency swap in other, net	$22,187	$(13,003)	$9,942	$(3,732)
Gain (loss) recognized on intercompany debt in other, net	$(22,187)	$13,003	$(9,942)	$3,732
Net Investment Hedge Gains (Losses)
We recognized the following gains (losses) on the foreign cross currency swaps designated as net investment hedges (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Gain (loss) recognized in cumulative translation adjustment within other comprehensive income (loss)	$55,049	$(27,828)	$26,313	$(4,393)
Gain (loss) recognized from the excluded components in interest (expense) income, net	$2,885	$2,293	$5,652	$5,306
Non-designated Derivative Gains (Losses)
We recognized the following gains (losses) in the condensed consolidated statement of operations on derivatives not designated as hedging instruments (in thousands):

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Gain (loss) recognized on foreign currency hedging instruments in other, net	$(46,228)	$30,654	$(3,445)	$15,581
Gain (loss) recognized on other foreign-currency-denominated transactions in other, net	46,653	(31,435)	1,421	(13,789)
Total	$425	$(781)	$(2,024)	$1,792
We classified the fair values of all hedging instruments as Level 2 measurements within the fair value hierarchy.
We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. We minimize counterparty credit risk by entering into derivative transactions with major financial institutions.
(11)    Restructuring Expenses
We did not record any restructuring expenses during the three and six months ended December 31, 2024.
During the three and six months ended December 31, 2023, we recorded $64.2 million of restructuring related charges associated with an evaluation of our existing operations to increase operational efficiency, decrease costs and increase profitability. Although the costs associated with the restructuring plan have not been allocated to our business segments' results in Note 2 - Segment Information, the restructuring plan impacted both our Sleep and Breathing Health and Residential Care Software segments.
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
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following is an overview of our results of operations for the three and six months ended December 31, 2024. Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. It is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes included in this report.
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
We are committed to ongoing investment in research and development and product enhancements. During the three months ended December 31, 2024, we invested $81.4 million on research and development activities, which represents 6.3% of net revenues, with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs. For example, our newest device, AirSense 11, introduced new features such as a touch screen, algorithms for patients new to therapy, digital enhancements, and over-the-air update capabilities. Through our acquisitions of Brightree in 2016, HEALTHCAREfirst and MatrixCare in 2018, and MEDIFOX DAN in 2022, our operations include residential care software platforms designed to support the professionals and caregivers who help people stay healthy in the home or care setting of their choice. These platforms comprise our Residential Care Software business and, along with our cloud-based remote monitoring and therapy management system, and a robust product pipeline, these products should continue to provide us with a strong platform for future growth.
We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry (“Sleep and Breathing Health”) and the supply of business management software as a service to out-of-hospital health providers (“Residential Care Software”). During the six months ended December 31, 2024, we renamed our operating segments from Sleep and Respiratory Care to Sleep and Breathing Health and from Software as a Service to Residential Care Software in alignment with our 2030 strategy. There have been no changes in the preparation and disclosure of financial information by operating segment.
Net revenue for the three months ended December 31, 2024 was $1.3 billion, an increase of 10% compared to the three months ended December 31, 2023. Gross margin was 58.6% for the three months ended December 31, 2024 compared to 55.6% for the three months ended December 31, 2023. Diluted earnings per share was $2.34 for the three months ended December 31, 2024, compared to diluted earnings per share of $1.42 for the three months ended December 31, 2023.
At December 31, 2024, our cash and cash equivalents totaled $521.9 million, our total assets were $7.1 billion and our stockholders’ equity was $5.3 billion.

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
Results of Operations
Three Months Ended December 31, 2024 Compared to the Three Months Ended December 31, 2023
Net Revenue
Net revenue for the three months ended December 31, 2024 increased to $1,282.1 million from $1,162.8 million for the three months ended December 31, 2023, an increase of $119.3 million or 10% (a 10% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Three Months Ended December 31,		% Change	Constant Currency*
	2024	2023
U.S., Canada and Latin America
Devices	$414,453	$371,336	12%
Masks and other	334,496	297,994	12
Total U.S., Canada and Latin America	$748,949	$669,330	12
Combined Europe, Asia and other markets
Devices	$254,849	$234,661	9%	9%
Masks and other	121,795	113,864	7	7
Total Combined Europe, Asia and other markets	$376,644	$348,525	8	8
Global revenue
Total Devices	$669,302	$605,997	10%	11%
Total Masks and other	456,291	411,858	11	11
Total Sleep and Breathing Health	$1,125,593	$1,017,855	11	11

Residential Care Software	156,496	144,946	8	8
Total	$1,282,089	$1,162,801	10	10
*Constant currency numbers exclude the impact of movements in international currencies.
Sleep and Breathing Health
Net revenue from our Sleep and Breathing Health business for the three months ended December 31, 2024 was $1,125.6 million, an increase of 11% compared to net revenue for the three months ended December 31, 2023. Movements in international currencies against the U.S. dollar negatively impacted net revenue by approximately $2.1 million for the three months ended December 31, 2024. Excluding the impact of currency movements, total Sleep and Breathing Health net revenue for the three months ended December 31, 2024 increased by 11% compared to the three months ended December 31, 2023. The increase in net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales.
Net revenue from our Sleep and Breathing Health business in the U.S., Canada and Latin America for the three months ended December 31, 2024 increased to $748.9 million from $669.3 million for the three months ended December 31, 2023, an increase of $79.6 million or 12%. The increase in net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales.
Net revenue in combined Europe, Asia and other markets increased for the three months ended December 31, 2024 to $376.6 million from $348.5 million for the three months ended December 31, 2023, an increase of $28.1 million or 8% (an

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
8% increase on a constant currency basis). The constant currency increase in device and mask sales in combined Europe, Asia and other was primarily attributable to increased demand and unit sales.
Net revenue from devices for the three months ended December 31, 2024 increased to $669.3 million from $606.0 million for the three months ended December 31, 2023, an increase of $63.3 million or 10%, including an increase of 12% in the U.S., Canada and Latin America and an increase of 9% in combined Europe, Asia and other markets (a 9% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the three months ended December 31, 2024 increased by 11%.
Net revenue from masks and other for the three months ended December 31, 2024 increased to $456.3 million from $411.9 million for the three months ended December 31, 2023, an increase of $44.4 million or 11%, including an increase of 12% in the U.S., Canada and Latin America and an increase of 7% in combined Europe, Asia and other markets (a 7% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales for the three months ended December 31, 2024 increased by 11%.
Residential Care Software
Net revenue from our Residential Care Software business for the three months ended December 31, 2024 increased to $156.5 million from $144.9 million for the three months ended December 31, 2023, an increase of $11.6 million or 8% (an 8% increase on a constant currency basis). The increase was predominantly due to continued growth in the Home Medical Equipment ("HME") and MEDIFOX DAN verticals within our Residential Care Software business.
Six Months Ended December 31, 2024 Compared to the Six Months Ended December 31, 2023
Net Revenue
Net revenue for the six months ended December 31, 2024 increased to $2,506.6 million from $2,265.1 million for the six months ended December 31, 2023, an increase of $241.5 million or 11% (an 11% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Six Months Ended December 31,		% Change	Constant Currency*
	2024	2023
U.S., Canada and Latin America
Devices	$798,983	$717,233	11%
Masks and other	657,271	590,455	11
Total U.S., Canada and Latin America	$1,456,254	$1,307,688	11
Combined Europe, Asia and other markets
Devices	$496,104	$453,492	9%	9%
Masks and other	240,972	219,712	10	9
Total Combined Europe, Asia and other markets	$737,076	$673,204	9	9
Global revenue
Total Devices	$1,295,087	$1,170,725	11%	10%
Total Masks and other	898,243	810,167	11	11
Total Sleep and Breathing Health	$2,193,330	$1,980,892	11	11

Residential Care Software	313,268	284,230	10	10
Total	$2,506,598	$2,265,122	11	11
Sleep and Breathing Health
Net revenue from our Sleep and Breathing Health business for the six months ended December 31, 2024 was $2,193.3 million, an increase of 11% compared to net revenue for the six months ended December 31, 2023. Movements in international currencies against the U.S. dollar positively impacted net revenue by approximately $1.8 million for the six months ended December 31, 2024. Excluding the impact of currency movements, total Sleep and Breathing Health net revenue for the six months ended December 31, 2024 increased by 11% compared to the six months ended December 31,

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
2023. The increase in net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales.
Net revenue from our Sleep and Breathing Health business in the U.S., Canada and Latin America for the six months ended December 31, 2024 increased to $1,456.3 million from $1,307.7 million for the six months ended December 31, 2023, an increase of $148.6 million or 11%. The increase in net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales.
Net revenue in combined Europe, Asia and other markets increased for the six months ended December 31, 2024 to $737.1 million from $673.2 million for the six months ended December 31, 2023, an increase of $63.9 million or 9% (a 9% increase on a constant currency basis). The constant currency increase in device and mask sales in combined Europe, Asia and other markets was primarily attributable to increased demand and unit sales.
Net revenue from devices for the six months ended December 31, 2024 increased to $1,295.1 million from $1,170.7 million for the six months ended December 31, 2023, an increase of $124.4 million or 11%, including an increase of 11% in the U.S., Canada and Latin America and an increase of 9% in combined Europe, Asia and other markets (a 9% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the six months ended December 31, 2024 increased by 10%.
Net revenue from masks and other for the six months ended December 31, 2024 increased to $898.2 million from $810.2 million for the six months ended December 31, 2023, an increase of $88.1 million or 11%, including an increase of 11% in the U.S., Canada and Latin America and an increase of 10% in combined Europe, Asia and other markets (a 9% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales increased by 11%, compared to the six months ended December 31, 2023.
Residential Care Software
Net revenue from our Residential Care Software business for the six months ended December 31, 2024 increased to $313.3 million from $284.2 million for the six months ended December 31, 2023, an increase of $29.0 million or 10% (a 10% increase on a constant currency basis). The increase was predominantly due to continued growth in the HME and MEDIFOX DAN verticals within our Residential Care Software business.
Gross Profit and Gross Margin
Gross profit increased for the three months ended December 31, 2024 to $751.3 million from $646.9 million for the three months ended December 31, 2023, an increase of $104.3 million or 16%. Gross margin, which is gross profit as a percentage of net revenue, for the three months ended December 31, 2024 was 58.6% compared to 55.6% for the three months ended December 31, 2023.
The increase in gross margin for the three months ended December 31, 2024 compared to the three months ended December 31, 2023 was due primarily to $6.4 million of non-recurring expenses associated with the field safety notifications for masks with magnets recognized during the three months ended December 31, 2023 and manufacturing efficiencies and component cost improvements as well as a reduction in amortization of acquired intangibles relating to cost of goods sold as assets have become fully amortized. The masks with magnets field safety notification expenses relate to estimated costs to provide alternative masks to patients in response to updated contraindications for use of masks that incorporate magnets.
Gross profit increased for the six months ended December 31, 2024 to $1,468.5 million from $1,247.0 million for the six months ended December 31, 2023, an increase of $221.5 million or 18%. Gross margin for the six months ended December 31, 2024 was 58.6% compared to 55.1% for the six months ended December 31, 2023.
The increase in gross margin for the six months ended December 31, 2024 compared to the six months ended December 31, 2023 was due primarily to $14.3 million of non-recurring expenses associated with the field safety notifications for masks with magnets and Astral devices recognized during the six months ended December 31, 2023 and manufacturing efficiencies and component cost improvements as well as a reduction in the amortization of acquired intangible assets during the six months ended December 31, 2024. The masks with magnets field safety notification expenses relate to estimated costs to provide alternative masks to patients in response to updated contraindications for use of masks that

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
incorporate magnets. The Astral field safety notification expenses relate to estimated costs associated with the replacement of a certain component in some of our Astral ventilation devices that were manufactured between 2013 to 2019.
Operating Expenses
The following table summarizes our operating expenses (in thousands):

	Three Months Ended December 31,		Change	% Change	Constant Currency
	2024	2023
Selling, general, and administrative	$241,613	$222,155	$19,458	9%	9%
as a % of net revenue	18.8%	19.1%
Research and development	$81,372	$73,880	$7,492	10%	10%
as a % of net revenue	6.3%	6.4%
Amortization of acquired intangible assets	$11,047	$11,577	$(530)	(5)%	(4)%

	Six Months Ended December 31,		Change	% Change	Constant Currency
	2024	2023
Selling, general, and administrative	$480,592	$445,029	$35,563	8%	8%
as a % of net revenue	19.2%	19.6%
Research and development	$160,897	$149,590	$11,307	8%	7%
as a % of net revenue	6.4%	6.6%
Amortization of acquired intangible assets	$22,451	$24,056	$(1,605)	(7)%	(7)%
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased for the three months ended December 31, 2024 to $241.6 million from $222.2 million for the three months ended December 31, 2023, an increase of $19.5 million or 9%. Selling, general, and administrative expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $1.0 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general, and administrative expenses for the three months ended December 31, 2024 increased by 9% compared to the three months ended December 31, 2023. As a percentage of net revenue, selling, general, and administrative expenses were 18.8% for the three months ended December 31, 2024, compared to 19.1% for the three months ended December 31, 2023.
The constant currency increase in selling, general, and administrative expenses during the three months ended December 31, 2024 compared to the three months ended December 31, 2023 was primarily due to increases in employee-related costs.
Selling, general, and administrative expenses increased for the six months ended December 31, 2024 to $480.6 million from $445.0 million for the six months ended December 31, 2023, an increase of $35.6 million or 8%. Selling, general, and administrative expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $0.4 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general, and administrative expenses for the six months ended December 31, 2024 increased by 8% compared to the six months ended December 31, 2023. As a percentage of net revenue, selling, general, and administrative expenses were 19.2% for the six months ended December 31, 2024, compared to 19.6% for the six months ended December 31, 2023.
The constant currency increase in selling, general, and administrative expenses during the six months ended December 31, 2024 compared to the six months ended December 31, 2023 was primarily due to increases in employee-related costs.
Research and Development Expenses
Research and development expenses increased for the three months ended December 31, 2024 to $81.4 million from $73.9 million for the three months ended December 31, 2023, an increase of $7.5 million, or 10%. Research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $0.2 million, as reported in U.S. dollars. Excluding the impact of foreign currency

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
movements, research and development expenses for the three months ended December 31, 2024 increased by 10% compared to the three months ended December 31, 2023. As a percentage of net revenue, research and development expenses were 6.3% for the three months ended December 31, 2024 compared to 6.4% for the three months ended December 31, 2023.
The constant currency increase in research and development expenses during the three months ended December 31, 2024 compared to the three months ended December 31, 2023 was primarily due to increases in employee-related costs.
Research and development expenses increased for the six months ended December 31, 2024 to $160.9 million from $149.6 million for the six months ended December 31, 2023, an increase of $11.3 million, or 8%. Research and development expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $0.4 million for the six months ended December 31, 2024, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses increased by 7% compared to the six months ended December 31, 2023. As a percentage of net revenue, research and development expenses were 6.4% for the six months ended December 31, 2024, compared to 6.6% for the six months ended December 31, 2023.
The increase in research and development expenses in constant currency terms was primarily due to increases in employee-related costs.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets for the three months ended December 31, 2024 totaled $11.0 million compared to $11.6 million for the three months ended December 31, 2023.
Amortization of acquired intangible assets for the six months ended December 31, 2024 totaled $22.5 million compared to $24.1 million for the six months ended December 31, 2023.
The decrease in amortization of acquired intangible assets for the three and six months ended December 31, 2024 compared to the three and six months ended December 31, 2023 is due to certain acquired intangible assets reaching the end of their useful lives and becoming fully amortized.
Restructuring Expenses
We did not record any restructuring expenses during the three and six months ended December 31, 2024. During the three and six months ended December 31, 2023, we recorded $64.2 million of restructuring related charges associated with an evaluation of our existing operations to increase operational efficiency, decrease costs and increase profitability. Restructuring charges for the three and six months ended December 31, 2023 were comprised of $28.6 million of employee severance and other one-time termination benefits, $33.2 million of intangible asset impairments associated with the wind down of certain business activities, and $2.4 million of other miscellaneous asset impairments.
Total Other Income (Loss), Net
The following table summarizes our other income (loss) (in thousands):

	Three Months Ended December 31,
	2024	2023	Change
Interest (expense) income, net	$(775)	$(13,805)	$13,030
Gain (loss) attributable to equity method investments	1,077	739	338
Gain (loss) on equity investments	(1,439)	(1,888)	449
Other, net	2,216	(686)	2,902
Total other income (loss), net	$1,079	$(15,640)	$16,719

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended December 31,
	2024	2023	Change
Interest (expense) income, net	$(2,436)	$(28,762)	$26,326
Gain (loss) attributable to equity method investments	2,040	(3,156)	5,196
Gain (loss) on equity investments	(2,119)	(2,491)	372
Other, net	(219)	1,963	(2,182)
Total other income (loss), net	$(2,734)	$(32,446)	$29,712
Total other income (loss), net for the three months ended December 31, 2024 was income of $1.1 million compared to a loss of $15.6 million for the three months ended December 31, 2023. Interest expense, net, decreased to $0.8 million for the three months ended December 31, 2024 compared to $13.8 million for the three months ended December 31, 2023 due to lower debt levels following repayments on our revolving credit facility. In addition to decreases in interest expense, net, we recorded foreign exchange net gains for the three months ended December 31, 2024 of $0.4 million compared to foreign exchange net losses of $0.8 million for the three months ended December 31, 2023.
Total other income (loss), net for the six months ended December 31, 2024 was a loss of $2.7 million compared to a loss of $32.4 million for the six months ended December 31, 2023. Interest expense, net, decreased to $2.4 million for the six months ended December 31, 2024 compared to $28.8 million for the six months ended December 31, 2023 due to lower debt levels following repayments on our revolving credit facility. In addition, we recorded a gain associated with our equity method investments of $2.0 million for the six months ended December 31, 2024 compared to a loss of $3.2 million for the six months ended December 31, 2023. Decreases in interest expense, net, and gains attributable to equity method investments were partially offset by foreign exchange net losses for the six months ended December 31, 2024 of $2.0 million compared to foreign exchange net gains of $1.8 million for the six months ended December 31, 2023, which are presented in other, net.
Income Taxes
Our effective income tax rate for the three and six months ended December 31, 2024 was 17.6% and 18.2%, respectively, as compared to 19.5% for both the three and six months ended December 31, 2023. Our effective rate of 17.6% for the three months ended December 31, 2024 differs from the statutory rate of 21.0% primarily due to foreign operations and research credits. The decrease in our effective tax rate for the three and six months ended December 31, 2024 was primarily due to windfall tax benefits related to the vesting or settlement of employee share-based awards and a shift in our global mix of earnings.
As of December 31, 2024, we had an income tax receivable of $99.8 million, which was recognized in prepaid expenses and other current assets and is expected to be received during the three months ended March 31, 2024.
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
Net Income and Earnings per Share
As a result of the factors above, our net income for the three months ended December 31, 2024 was $344.6 million compared to $208.8 million for the three months ended December 31, 2023, an increase of $135.8 million, or 65%. Our net

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
income for the six months ended December 31, 2024 was $656.0 million compared to $428.2 million for the six months ended December 31, 2023, an increase of $227.8 million, or 53%.
Our diluted earnings per share for the three months ended December 31, 2024 was $2.34 per diluted share compared to $1.42 for the three months ended December 31, 2023, an increase of $0.92, or 65%. Our diluted earnings per share for the six months ended December 31, 2024 was $4.45 compared to $2.90 for the six months ended December 31, 2023, an increase of $1.55, or 53%.
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
These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except percentages):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
GAAP Net revenue	$1,282,089	$1,162,801	$2,506,598	$2,265,122

GAAP Cost of sales	$530,814	$515,867	$1,038,104	$1,018,128
Less: Amortization of acquired intangibles	(7,634)	(8,257)	(15,304)	(17,164)
Less: Masks with magnets field safety notification expenses	—	(6,351)	—	(6,351)
Less: Astral field safety notification expenses	—	—	—	(7,911)
Non-GAAP cost of sales	$523,180	$501,259	$1,022,800	$986,702

GAAP gross profit	$751,275	$646,934	$1,468,494	$1,246,994
GAAP gross margin	58.6%	55.6%	58.6%	55.1%
Non-GAAP gross profit	$758,909	$661,542	$1,483,798	$1,278,420
Non-GAAP gross margin	59.2%	56.9%	59.2%	56.4%

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The measure “non-GAAP income from operations” is equal to GAAP income from operations once adjusted for amortization of acquired intangibles, restructuring expenses, field safety notification expenses, and acquisition-related expenses. Non-GAAP income from operations is reconciled with GAAP income from operations below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
GAAP income from operations	$417,243	$275,094	$804,554	$564,091
Amortization of acquired intangibles - cost of sales	7,634	8,257	15,304	17,164
Amortization of acquired intangibles - operating expenses	11,047	11,577	22,451	24,056
Restructuring expenses	—	64,228	—	64,228
Masks with magnets field safety notification expenses	—	6,351	—	6,351
Astral field safety notification expenses	—	—	—	7,911
Acquisition-related expenses	—	—	—	483
Non-GAAP income from operations	$435,924	$365,507	$842,309	$684,284
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
GAAP net income	$344,622	$208,800	$655,977	$428,222
Amortization of acquired intangibles - cost of sales	7,634	8,257	15,304	17,164
Amortization of acquired intangibles - operating expenses	11,047	11,577	22,451	24,056
Restructuring expenses	—	64,228	—	64,228
Masks with magnets field safety notification expenses	—	6,351	—	6,351
Astral field safety notification expenses	—	—	—	7,911
Acquisition related expenses	—	—	—	483
Income tax effect on non-GAAP adjustments	(4,962)	(21,868)	(10,033)	(29,886)
Non-GAAP net income	$358,341	$277,345	$683,699	$518,529
Diluted shares outstanding	147,481	147,545	147,520	147,572
GAAP diluted earnings per share	$2.34	$1.42	$4.45	$2.90
Non-GAAP diluted earnings per share	$2.43	$1.88	$4.63	$3.51
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
As of December 31, 2024 and June 30, 2024, we had cash and cash equivalents of $521.9 million and $238.4 million, respectively. Our cash and cash equivalents held within the United States at December 31, 2024 and June 30, 2024 were $205.9 million and $51.2 million, respectively. Our remaining cash and cash equivalent balances at December 31, 2024 and June 30, 2024, were $316.0 million and $187.2 million, respectively. Our cash and cash equivalent balances are held at highly rated financial institutions.
As of December 31, 2024, we had $1,500.0 million available for draw down under the revolving credit facility and a combined total of $2,021.9 million in cash and available liquidity under the revolving credit facility.
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
Revolving Credit Agreement, Term Credit Agreement and Senior Notes
On June 29, 2022, we entered into a second amended and restated credit agreement (as amended from time to time, the “Revolving Credit Agreement”). The Revolving Credit Agreement, among other things, provided a senior unsecured revolving credit facility of $1,500.0 million, with an uncommitted option to increase the revolving credit facility by an additional amount equal to the greater of $1,000.0 million or 1.00 times the EBITDA for the trailing twelve-month measurement period. Additionally, on June 29, 2022, ResMed Pty Limited entered into a Second Amendment to the Syndicated Facility Agreement (the “Term Credit Agreement”). The Term Credit Agreement, among other things, provides ResMed Pty Limited a senior unsecured term credit facility of $200.0 million. The Revolving Credit Agreement and Term Credit Agreement each terminate on June 29, 2027, when all unpaid principal and interest under the loans must be repaid. As of December 31, 2024, we had $1,500.0 million available for draw down under the revolving credit facility.
On July 10, 2019, we entered into a Note Purchase Agreement with the purchasers to that agreement, in connection with the issuance and sale of $250.0 million principal amount of our 3.24% senior notes due July 10, 2026, and $250.0 million principal amount of our 3.45% senior notes due July 10, 2029 (“Senior Notes”).
On December 31, 2024, there was a total of $675.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes and we were in compliance with our debt covenants. We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and debt facilities.
Cash Flow Summary
The following table summarizes our cash flow activity (in thousands):

	Six Months Ended December 31,
	2024	2023
Net cash provided by (used in) operating activities	$634,161	$559,115
Net cash provided by (used in) investing activities	(34,546)	(190,123)
Net cash provided by (used in) financing activities	(298,295)	(390,090)
Effect of exchange rate changes on cash	(17,737)	3,454
Net decrease in cash and cash equivalents	$283,583	$(17,644)
Operating Activities
Cash provided by operating activities was $634.2 million for the six months ended December 31, 2024, compared to cash provided of $559.1 million for the six months ended December 31, 2023. The $75.0 million increase in cash flow from

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
operations was primarily due to increased net income partially offset by greater cash outflows on inventory purchases during the six months ended December 31, 2024 compared to the six months ended December 31, 2023.
Investing Activities
Cash used in investing activities was $34.5 million for the six months ended December 31, 2024, compared to cash used of $190.1 million for the six months ended December 31, 2023. The $155.6 million decrease in cash flow used in investing activities was primarily due to cash used to acquire Somnoware during the six months ended December 31, 2023 in addition to lower purchases of property, plant and equipment and greater proceeds from maturity of foreign currency contracts during the six months ended December 31, 2024 compared to the six months ended December 31, 2023.
Financing Activities
Cash used in financing activities was $298.3 million for the six months ended December 31, 2024, compared to cash used of $390.1 million for the six months ended December 31, 2023. We repurchased $125.0 million of treasury stock during the six months ended December 31, 2024 compared to repurchases of $50.0 million during the six months ended December 31, 2023. Cash outflows for treasury stock repurchases were offset by lower net repayments under our Revolving Credit Agreement of $35.0 million for the six months ended December 31, 2024 compared to net repayments of $210.0 million for the six months ended December 31, 2023.
Dividends
During the three months ended December 31, 2024, we paid cash dividends of $0.53 per common share totaling $77.7 million. On January 30, 2025, our board of directors declared a cash dividend of $0.53 per common share, to be paid on March 20, 2025, to shareholders of record as of the close of business on February 13, 2025. Future dividends are subject to approval by our board of directors.
Common Stock
On February 21, 2014, our board of directors approved our current share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of our common stock. Since approval of the share repurchase program in 2014 through December 31, 2024, we have repurchased a total of 8.5 million shares under this repurchase program for an aggregate of $687.7 million. During the six months ended December 31, 2024, we repurchased 528,846 shares at a cost of $125.0 million. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares of common stock outstanding used in calculating earnings (loss) per share. The share repurchase program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. At December 31, 2024, 11.5 million additional shares remain available for us to repurchase under the approved share repurchase program.
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
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Contractual Obligations and Commitments
Other than for purchase obligations, there have been no material changes outside the ordinary course of business in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. Details of our purchase obligations as of December 31, 2024 were as follows (in thousands):

		Payments Due by December 31,
	Total	2025	2026	2027	2028	2029	Thereafter
Purchase obligations	$906,587	$822,926	$23,467	$18,355	$3,459	$3,300	$35,080
Off-Balance Sheet Arrangements
As of December 31, 2024, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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
The notional value of outstanding foreign cross-currency swaps was $992.2 million and $1,026.2 million at December 31, 2024 and June 30, 2024, respectively. These contracts mature at various dates prior to December 31, 2029.
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
The notional value of the outstanding non-designated hedges was $1,128.1 million and $1,340.0 million at December 31, 2024 and June 30, 2024, respectively. These contracts mature at various dates prior to September 15, 2025.

PART I – FINANCIAL INFORMATION	Item 3
RESMED INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk
Fair Values of Derivative Instruments
The table below provides information (in U.S. dollars) on our foreign currency denominated operating assets and liabilities and after considering our foreign currency hedging activities as of December 31, 2024 (in thousands):

	U.S. Dollar (USD)	Euro (EUR)	Canadian Dollar (CAD)	Chinese Yuan (CNY)
AUD Functional:
Net Assets/(Liabilities)	351,391	(181,409)	—	44,617
Foreign Currency Hedges	(315,000)	165,608	—	(27,399)
Net Total	36,391	(15,801)	—	17,218
USD Functional:
Net Assets/(Liabilities)	—	293,760	31,465	—
Foreign Currency Hedges	—	(289,814)	(27,771)	—
Net Total	—	3,946	3,694	—
SGD Functional:
Net Assets/(Liabilities)	375,404	170,788	—	2,513
Foreign Currency Hedges	(375,000)	(155,258)	—	—
Net Total	404	15,530	—	2,513

PART I – FINANCIAL INFORMATION	Item 3
RESMED INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk
The table below provides information about our material foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars, forward contracts and cross-currency swaps held at December 31, 2024. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

		Fair Value Assets / (Liabilities)
	Total	December 31, 2024	June 30, 2024
AUD/USD
Contract amount	315,000	(12,445)	730
Ave. contractual exchange rate	AUD 1 = USD 0.6441
AUD/EUR
Contract amount	212,185	3,399	(1,610)
Ave. contractual exchange rate	AUD 1 = EUR 0.6184
SGD/EUR
Contract amount	170,783	693	825
Ave. contractual exchange rate	SGD 1 = EUR 0.7013
SGD/USD
Contract amount	375,000	(5,232)	(2,054)
Ave. contractual exchange rate	SGD 1 = USD 0.7445
AUD/CNY
Contract amount	27,399	(213)	(112)
Ave. contractual exchange rate	AUD 1 = CNY 4.5493
USD/EUR
Contract amount	992,195	6,598	(31,743)
Ave. contractual exchange rate	USD 1 = EUR 0.9610
USD/CAD
Contract amount	27,771	1,527	(143)
Ave. contractual exchange rate	CAD 1 = USD 0.7324
Interest Rate Risk
We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At December 31, 2024, we held cash and cash equivalents of $521.9 million, principally comprised of bank term deposits and at-call accounts, and are invested at both short-term fixed interest rates and variable interest rates. At December 31, 2024, there was $175.0 million outstanding under the Revolving Credit Agreement and Term Credit Agreement, which are subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended December 31, 2024, would not have had a material impact on pretax income. We have no interest rate hedging agreements.
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
As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
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
Litigation is inherently uncertain. Accordingly, we cannot predict with certainty the outcome of these matters; however, we do not expect the outcome of these matters to have a material adverse effect on our consolidated financial statements when taken as a whole.
Item 1A    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in our annual report on Form 10-K for the fiscal year ended June 30, 2024, which was filed with the SEC and describe various material risks and uncertainties to which we are or may become subject. As of December 31, 2024, there have been no further material changes to such risk factors.
Item 2    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Purchases of equity securities. The following table summarizes our purchases of common stock for the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (USD)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1 - 31, 2024	96,000	244.60	42,982,063	11,733,950
November 1 - 30, 2024	210,850	244.34	43,192,913	11,523,100
December 1 - 31, 2024	—	—	43,192,913	11,523,100
Total	306,850	$244.42	43,192,913	11,523,100
On February 21, 2014, our board of directors approved our current share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of our common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant and subject to applicable legal requirements. The share repurchase program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. All share repurchases after February 21, 2014 have been executed under this program. Since approval of the share repurchase program in 2014 through December 31, 2024, we have repurchased a total of 8.5 million shares under this repurchase program for an aggregate of $687.7 million.
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
The following table describes any contracts, instructions or written plans for the sale or purchase of the Company’s securities and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act that were adopted by our directors and executive officers during the quarterly period ended December 31, 2024:

Name and Title	Plan Action	Plan Adoption Date	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to Be Purchased or Sold (Up To)
Michael J. Farrell Chief Executive Officer	Adoption	October 31, 2024	November 20, 2026	139,986
Kaushik Ghoshal Chief Commercial Officer, Residential Care Software	Adoption	November 29, 2024	May 29, 2025	18,858
(1)    A trading plan may also expire on such earlier date that all transactions under the trading plan are completed.
During the quarterly period ended December 31, 2024, none of our directors or executive officers terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (each term as defined in Item 408 of Regulation S-K).

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
101
The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, filed on January 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

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
January 30, 2025

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief Executive Officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief Financial Officer
(Principal Financial Officer)