Form 10-Q
period 2025-03-31
RESMED INC
filed 2025-04-24
CIK 943819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At April 21, 2025 there were 146,627,399 shares of Common Stock ($0.004 par value) outstanding. This number excludes 43,507,013 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1
Item 1. Financial Statements
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In US$ and in thousands, except share and per share data)

	March 31, 2025	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$932,711	$238,361
Accounts receivable, net of allowances of $19,825 and $21,132 at March 31, 2025 and June 30, 2024, respectively	907,825	837,275
Inventories (note 3)	862,641	822,250
Prepaid expenses and other current assets (note 3)	505,243	459,833
Total current assets	3,208,420	2,357,719
Non-current assets:
Property, plant and equipment, net (note 3)	535,339	548,025
Operating lease right-of-use assets	152,603	151,121
Goodwill (note 4)	2,848,921	2,842,055
Other intangible assets, net (note 3)	430,109	485,904
Deferred income taxes	216,796	203,569
Prepaid taxes and other non-current assets	174,634	284,001
Total non-current assets	4,358,402	4,514,675
Total assets	$7,566,822	$6,872,394
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$222,561	$237,728
Accrued expenses	386,325	377,678
Operating lease liabilities, current	28,749	25,278
Deferred revenue	160,445	152,554
Income taxes payable	132,530	107,517
Short-term debt, net (note 7)	9,906	9,900
Total current liabilities	940,516	910,655
Non-current liabilities:
Deferred revenue	151,090	137,343
Deferred income taxes	78,983	79,339
Operating lease liabilities, non-current	137,991	141,444
Other long-term liabilities	48,983	42,257
Long-term debt, net (note 7)	663,126	697,313
Total non-current liabilities	1,080,173	1,097,696
Total liabilities	2,020,689	2,008,351
Commitments and contingencies (note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $0.004 par value, 350,000,000 shares authorized; 190,125,788 issued and 146,618,775 outstanding at March 31, 2025 and 189,565,112 issued and 146,901,045 outstanding at June 30, 2024	761	588
Additional paid-in capital	1,990,137	1,896,604
Retained earnings	5,779,375	4,991,647
Treasury stock, at cost, 43,507,013 shares at March 31, 2025 and 42,664,067 shares at June 30, 2024	(1,973,284)	(1,773,267)
Accumulated other comprehensive loss	(250,856)	(251,529)
Total stockholders’ equity	5,546,133	4,864,043
Total liabilities and stockholders’ equity	$7,566,822	$6,872,394
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In US$ and in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net revenue - Sleep and Breathing Health products	$1,130,575	$1,049,023	$3,323,905	$3,029,915
Net revenue - Residential Care Software	161,161	147,957	474,429	432,187
Net revenue	1,291,736	1,196,980	3,798,334	3,462,102

Cost of sales - Sleep and Breathing Health products	469,536	448,434	1,394,157	1,353,615
Cost of sales - Residential Care Software	48,347	47,953	146,527	143,735
Cost of sales (exclusive of amortization shown separately below)	517,883	496,387	1,540,684	1,497,350

Amortization of acquired intangible assets - Sleep and Breathing Health products	1,182	1,054	3,622	4,294
Amortization of acquired intangible assets - Residential Care Software	6,262	6,758	19,126	20,682
Amortization of acquired intangible assets	7,444	7,812	22,748	24,976
Total cost of sales	525,327	504,199	1,563,432	1,522,326
Gross profit	766,409	692,781	2,234,902	1,939,776

Selling, general, and administrative	245,302	229,919	725,894	674,948
Research and development	83,944	77,074	244,840	226,664
Amortization of acquired intangible assets	10,895	11,204	33,345	35,259
Restructuring expenses (note 11)	—	—	—	64,228
Total operating expenses	340,141	318,197	1,004,079	1,001,099
Income from operations	426,268	374,584	1,230,823	938,677
Other income (loss), net:
Interest (expense) income, net	793	(11,026)	(1,643)	(39,787)
Gain (loss) attributable to equity method investments (note 5)	335	440	2,375	(2,716)
Gain (loss) on equity investments (note 5)	(5,647)	13,919	(7,765)	11,429
Other, net	(4,056)	(2,496)	(4,277)	(537)
Total other income (loss), net	(8,575)	837	(11,310)	(31,611)
Income before income taxes	417,693	375,421	1,219,513	907,066
Income taxes	52,652	74,929	198,495	178,351
Net income	$365,041	$300,492	$1,021,018	$728,715
Basic earnings per share (note 8)	$2.49	$2.04	$6.96	$4.96
Diluted earnings per share (note 8)	$2.48	$2.04	$6.93	$4.94
Dividend declared per share	$0.53	$0.48	$1.59	$1.44
Basic shares outstanding (000's)	146,719	146,959	146,797	147,056
Diluted shares outstanding (000's)	147,220	147,450	147,432	147,549
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In US$ and in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net income	$365,041	$300,492	$1,021,018	$728,715
Other comprehensive income, net of taxes:
Unrealized gains (losses) on designated hedging instruments	(23,708)	77,503	(1,834)	40,519
Foreign currency translation gain (loss) adjustments	71,742	(134,457)	2,507	(33,297)
Comprehensive income	$413,075	$243,538	$1,021,691	$735,937
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In US$ and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2024	189,565	$588	$1,896,604	(42,664)	$(1,773,267)	$4,991,647	$(251,529)	$4,864,043
Adjustment to common stock amount	—	170	(170)	—	—	—	—	—
Common stock issued on exercise of options	92	—	8,383	—	—	—	—	8,383
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	5	—	(389)	—	—	—	—	(389)
Treasury stock purchases	—	—	—	(222)	(50,005)	—	—	(50,005)
Stock-based compensation costs	—	—	20,156	—	—	—	—	20,156
Other comprehensive income (loss)	—	—	—	—	—	—	119,374	119,374
Net income	—	—	—	—	—	311,355	—	311,355
Dividends declared ($0.53 per common share)	—	—	—	—	—	(77,891)	—	(77,891)
Balance, September 30, 2024	189,662	$758	$1,924,584	(42,886)	$(1,823,272)	$5,225,111	$(132,155)	$5,195,026
Common stock issued on exercise of options	63	—	6,904	—	—	—	—	6,904
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	215	2	(16,736)	—	—	—	—	(16,734)
Common stock issued on employee stock purchase plan	109	—	19,973	—	—	—	—	19,973
Treasury stock purchases	—	—	—	(307)	(74,986)	—	—	(74,986)
Stock-based compensation costs	—	—	22,634	—	—	—	—	22,634
Other comprehensive income (loss)	—	—	—	—	—	—	(166,735)	(166,735)
Net income	—	—	—	—	—	344,622	—	344,622
Dividends declared ($0.53 per common share)	—	—	—	—	—	(77,695)	—	(77,695)
Balance, December 31, 2024	190,049	$760	$1,957,359	(43,193)	$(1,898,258)	$5,492,038	$(298,890)	$5,253,009
Common stock issued on exercise of options	74	1	9,022	—	—	—	—	9,023
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	3		(364)	—	—	—	—	(364)
Stock-based compensation costs	—	—	24,120	—	—	—	—	24,120
Treasury stock purchases				(314)	(75,026)	—	—	(75,026)
Other comprehensive income (loss)	—	—	—	—	—		48,034	48,034
Net income	—	—	—	—	—	365,041	—	365,041
Dividends declared ($0.53 per common share)	—	—	—	—	—	(77,704)	—	(77,704)
Balance, March 31, 2025	190,126	$761	$1,990,137	(43,507)	$(1,973,284)	$5,779,375	$(250,856)	$5,546,133
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In US$ and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2023	188,901	$588	$1,772,083	(41,836)	$(1,623,256)	$4,253,016	$(272,528)	$4,129,903
Common stock issued on exercise of options	17	—	983	—	—	—	—	983
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	3	—	(225)	—	—	—	—	(225)
Stock-based compensation costs	—	—	18,510	—	—	—	—	18,510
Other comprehensive income (loss)	—	—	—	—	—	—	(47,620)	(47,620)
Net income	—	—	—	—	—	219,422	—	219,422
Dividends declared ($0.48 per common share)	—	—	—	—	—	(70,597)	—	(70,597)
Balance, September 30, 2023	188,921	$588	$1,791,351	(41,836)	$(1,623,256)	$4,401,841	$(320,148)	$4,250,376
Common stock issued on exercise of options	24	—	1,557	—	—	—	—	1,557
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	163	1	(7,798)	—	—	—	—	(7,797)
Common stock issued on employee stock purchase plan	151	1	17,966	—	—	—	—	17,967
Treasury stock purchases	—	(2)	2	(336)	(50,007)	—	—	(50,007)
Stock-based compensation costs	—	—	19,840	—	—	—	—	19,840
Other comprehensive income (loss)	—	—	—	—	—	—	111,796	111,796
Net income	—	—	—	—	—	208,800	—	208,800
Dividends declared ($0.48 per common share)	—	—	—	—	—	(70,678)	—	(70,678)
Balance, December 31, 2023	189,259	$588	$1,822,918	(42,172)	$(1,673,263)	$4,539,963	$(208,352)	$4,481,854
Common stock issued on exercise of options	54	—	4,679	—	—	—	—	4,679
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	6	—	(314)	—	—	—	—	(314)
Common stock issued on employee stock purchase plan	—	—	213	—	—	—	—	213
Treasury stock purchases	—	—	—	(260)	(50,000)	—	—	(50,000)
Stock-based compensation costs	—	—	20,442	—	—	—	—	20,442
Other comprehensive income (loss)	—	—	—	—	—	—	(56,954)	(56,954)
Net income	—	—	—	—	—	300,492	—	300,492
Dividends declared ($0.48 per common share)	—	—	—	—	—	(70,492)	—	(70,492)
Balance, March 31, 2024	189,319	$588	$1,847,938	(42,432)	$(1,723,263)	$4,769,963	$(265,306)	$4,629,920
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In US$ and in thousands)

	Nine Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$1,021,018	$728,715
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134,845	133,192
Amortization of right-of-use assets	26,678	28,262
Stock-based compensation costs	66,910	58,792
(Gain) loss attributable to equity method investments (note 5)	(2,375)	2,716
(Gain) loss on equity investments (note 5)	7,765	(11,429)
Non-cash restructuring expenses (note 11)	—	33,239
Changes in operating assets and liabilities:
Accounts receivable	(71,469)	(76,755)
Inventories	(48,032)	163,294
Prepaid expenses, net deferred income taxes and other current assets	35,612	(98,976)
Accounts payable, accrued expenses, income taxes payable and other	41,870	96
Net cash provided by (used in) operating activities	1,212,822	961,146
Cash flows from investing activities:
Purchases of property, plant and equipment	(59,280)	(74,579)
Patent registration and acquisition costs	(7,584)	(13,954)
Business acquisitions, net of cash acquired	(670)	(113,767)
Purchases of investments (note 5)	(4,403)	(9,692)
Proceeds from exits of investments (note 5)	4,378	250
Proceeds (payments) on maturity of foreign currency contracts	1,227	(11,533)
Net cash provided by (used in) investing activities	(66,332)	(223,275)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	44,283	25,399
Taxes paid related to net share settlement of equity awards	(17,487)	(8,336)
Purchases of treasury stock	(200,017)	(100,007)
Payments of business combination contingent consideration	(855)	(1,293)
Proceeds from borrowings, net of borrowing costs	—	105,000
Repayment of borrowings	(35,000)	(535,000)
Dividends paid	(233,290)	(211,767)
Net cash provided by (used in) financing activities	(442,366)	(726,004)
Effect of exchange rate changes on cash	(9,774)	(1,848)
Net increase (decrease) in cash and cash equivalents	694,350	10,019
Cash and cash equivalents at beginning of period	238,361	227,891
Cash and cash equivalents at end of period	$932,711	$237,910
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$197,835	$235,245
Interest paid	$21,503	$39,787
Fair value of assets acquired, excluding cash	$—	$38,520
Liabilities assumed	—	(5,401)
Goodwill on acquisition	—	77,712
Deferred payments	—	(143)
Fair value of contingent consideration	1,525	4,372
Cash paid for acquisitions	$1,525	$115,060
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(1)    Summary of Significant Accounting Policies
Organization and Basis of Presentation
ResMed Inc. (referred to herein as "Resmed", “we”, “us”, “our” or the “Company”) is a Delaware corporation formed in March 1994 as a holding company for the Resmed Group. Through our subsidiaries, we design, manufacture and market equipment for the diagnosis and treatment of sleep-disordered breathing and other respiratory disorders, including obstructive sleep apnea. Our manufacturing operations are located in Australia, Singapore, Malaysia, France, China and the United States. Major distribution and sales sites are located in the United States, Germany, France, the United Kingdom, Switzerland, Australia, Japan, China, Finland, Norway and Sweden. We also operate a software as a service (“SaaS”) business in the United States and Germany that includes residential software platforms designed to support the professionals and caregivers who help people stay healthy in the home or care setting of their choice.
During the nine months ended March 31, 2025, we renamed our operating segments from Sleep and Respiratory Care to Sleep and Breathing Health and from Software as a Service to Residential Care Software in alignment with our 2030 strategy. There have been no changes in the preparation and disclosure of financial information by operating segment.
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
The condensed consolidated financial statements for the three and nine months ended March 31, 2025 and March 31, 2024 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K (our “Form 10-K”) for the year ended June 30, 2024.
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
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Disaggregation of revenue
The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
U.S., Canada and Latin America
Devices	$422,660	$399,281	$1,221,643	$1,116,513
Masks and other	326,656	288,191	983,929	878,647
Total U.S., Canada and Latin America	$749,316	$687,472	$2,205,572	$1,995,160
Combined Europe, Asia and other markets
Devices	$253,543	$238,919	$749,646	$692,411
Masks and other	127,716	122,632	368,687	342,344
Total Combined Europe, Asia and other markets	$381,259	$361,551	$1,118,333	$1,034,755
Global revenue
Total Devices	$676,203	$638,200	$1,971,289	$1,808,924
Total Masks and other	454,372	410,823	1,352,616	1,220,991
Total Sleep and Breathing Health	$1,130,575	$1,049,023	$3,323,905	$3,029,915

Residential Care Software	161,161	147,957	474,429	432,187
Total	$1,291,736	$1,196,980	$3,798,334	$3,462,102
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
The following table summarizes our contract balances (in thousands):

	March 31, 2025	June 30, 2024	Balance sheet caption
Contract assets
Accounts receivable, net	$907,825	$837,275	Accounts receivable, net
Unbilled revenue, current	$51,632	$38,183	Prepaid expenses and other current assets
Unbilled revenue, non-current	$14,145	$18,450	Prepaid taxes and other non-current assets

Contract liabilities
Deferred revenue, current	$(160,445)	$(152,554)	Deferred revenue (current liabilities)
Deferred revenue, non-current	$(151,090)	$(137,343)	Deferred revenue (non-current liabilities)
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
Lease Revenue
We lease Sleep and Breathing Health medical devices to customers primarily as a means to comply with local health insurer requirements in certain foreign geographies. Device rental contracts are classified as operating leases, and contract terms vary by customer and include options to terminate or extend the contract. When lease contracts also include the sale of masks and accessories, we allocate contract consideration to those items on a relative standalone price basis and recognize revenue when control transfers to the customer. Operating lease revenue was $24.2 million and $72.8 million for the three and nine months ended March 31, 2025 and $24.1 million and $69.8 million for the three and nine months ended March 31, 2024.
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
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The table below presents a reconciliation of net revenues and net operating profit by reportable segments (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net revenue by segment
Sleep and Breathing Health	$1,130,575	$1,049,023	$3,323,905	$3,029,915
Residential Care Software	161,161	147,957	474,429	432,187
Total	$1,291,736	$1,196,980	$3,798,334	$3,462,102

Depreciation and amortization by segment
Sleep and Breathing Health	$22,818	$21,832	$71,087	$64,307
Residential Care Software	2,251	2,358	6,859	7,843
Amortization of acquired intangible assets and corporate assets	18,606	19,284	56,899	61,042
Total	$43,675	$43,474	$134,845	$133,192

Net operating profit by segment
Sleep and Breathing Health	$494,796	$456,182	$1,444,492	$1,240,061
Residential Care Software (1)	53,179	38,754	149,682	111,846
Total	$547,975	$494,936	$1,594,174	$1,351,907

Reconciling items
Corporate costs	$103,368	$101,336	$307,258	$274,505
Amortization of acquired intangible assets	18,339	19,016	56,093	60,235
Restructuring expenses	—	—	—	64,228
Masks with magnets field safety notification expenses (2)	—	—	—	6,351
Astral field safety notification expenses (3)	—	—	—	7,911
Interest expense (income), net	(793)	11,026	1,643	39,787
(Gain) Loss attributable to equity method investments	(335)	(440)	(2,375)	2,716
Loss on equity investments	5,647	(13,919)	7,765	(11,429)
Other, net	4,056	2,496	4,277	537
Income before income taxes	$417,693	$375,421	$1,219,513	$907,066
(1)    During the three and nine months ended March 31, 2024, we recorded $2.0 million of operating lease right-of-use asset impairments within our Residential Care Software segment. The impairments related to leases for office space and were recorded within net operating profit.
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
(3)    Supplemental Balance Sheet Information
Components of selected captions in the condensed consolidated balance sheets consisted of the following (in thousands):

Inventories	March 31, 2025	June 30, 2024
Raw materials	$342,987	$355,570
Work in progress	3,278	2,713
Finished goods	516,376	463,967
Total inventories	$862,641	$822,250

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Prepaid expenses and other current assets	March 31, 2025	June 30, 2024
Prepaid taxes	$191,205	$107,623
Income taxes receivable	31,691	—
Prepaid inventories	66,186	172,198
Other prepaid expenses and current assets	216,161	180,012
Total prepaid expenses and other current assets	$505,243	$459,833

Property, Plant and Equipment	March 31, 2025	June 30, 2024
Property, plant and equipment, at cost	$1,233,233	$1,274,992
Accumulated depreciation and amortization	(697,894)	(726,967)
Property, plant and equipment, net	$535,339	$548,025

Other Intangible Assets	March 31, 2025	June 30, 2024
Developed/core product technology	$384,002	$384,679
Accumulated amortization	(302,637)	(280,970)
Developed/core product technology, net	81,365	103,709
Customer relationships	432,961	432,470
Accumulated amortization	(176,231)	(150,486)
Customer relationships, net	256,730	281,984
Other intangibles	251,726	252,210
Accumulated amortization	(159,712)	(151,999)
Other intangibles, net	92,014	100,211
Total other intangibles, net	$430,109	$485,904
Intangible assets consist of developed/core product technology, trade names, non-compete agreements, customer relationships, and patents, which we amortize over the estimated useful life of the assets, generally between two years to fifteen years. There are no expected residual values related to these intangible assets.
We did not record any intangible asset impairments during the three and nine months ended March 31, 2025. During the nine months ended March 31, 2024, we impaired $18.6 million of developed/core product technology intangible assets, $14.5 million of customer relationship intangible assets, and $0.1 million of other intangibles associated with restructuring activities. These non-cash charges were recorded within restructuring expenses in the condensed consolidated statements of operations. Refer to Note 11, Restructuring Expenses, for the facts and circumstances leading to the impairments.
(4)    Goodwill
A reconciliation of changes in our goodwill by reportable segment is as follows (in thousands):

	Nine Months Ended March 31, 2025
	Sleep and Breathing Health	Residential Care Software	Total
Balance at the beginning of the period	$757,529	$2,084,526	$2,842,055
Adjustment to fair values of preliminary purchase price allocations	(279)	—	(279)
Foreign currency translation adjustments	560	6,585	7,145
Balance at the end of the period	$757,810	$2,091,111	$2,848,921
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
Equity investments by measurement category were as follows (in thousands):

Measurement category	March 31, 2025	June 30, 2024
Fair value	$12,131	$12,026
Measurement alternative	65,378	73,739
Equity method	68,896	65,462
Total	$146,405	$151,227

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following tables show a reconciliation of the changes in our equity investments (in thousands):

	Nine Months Ended March 31, 2025
	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$73,739	$12,026	$65,462	$151,227
Additions to investments	3,878	—	525	4,403
Proceeds from exits of investments	(4,378)	—	—	(4,378)
Realized gains (losses) on non-marketable equity securities	389	—	—	389
Impairment of investments	(8,259)	—	—	(8,259)
Unrealized gains (losses) on marketable equity securities	—	105	—	105
Gain attributable to equity method investments	—	—	2,375	2,375
Foreign currency translation adjustments	9	—	534	543
Carrying value at the end of the period	$65,378	$12,131	$68,896	$146,405

	Nine Months Ended March 31, 2024
	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$68,748	$12,423	$65,366	$146,537
Additions to investments	6,567	—	3,125	9,692
Observable price adjustments on non-marketable equity securities	2,315	—	—	2,315
Proceeds from exits of investments	(250)	—	—	(250)
Unrealized gains (losses) on marketable equity securities	—	9,114	—	9,114
Loss attributable to equity method investments	—	—	(2,716)	(2,716)
Foreign currency translation adjustments	—	—	(660)	(660)
Carrying value at the end of the period	$77,380	$21,537	$65,115	$164,032
Net unrealized losses recognized for equity investments in non-marketable and marketable securities held as of March 31, 2025 for the three and nine months ended March 31, 2025 were $5.6 million and $8.2 million, respectively. Net unrealized gains recognized for equity investments in non-marketable and marketable securities held as of March 31, 2024 for the three and nine months ended March 31, 2024 were $13.9 million and $11.4 million, respectively.
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
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(7)    Debt
Debt consisted of the following (in thousands):

	March 31, 2025	June 30, 2024
Short-term debt	$10,000	$10,000
Deferred borrowing costs	(94)	(100)
Short-term debt, net	$9,906	$9,900

Long-term debt	$665,000	$700,000
Deferred borrowing costs	(1,874)	(2,687)
Long-term debt, net	$663,126	$697,313
Total debt	$673,032	$707,213
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
The Revolving Credit Agreement and Term Credit Agreement each terminate on June 29, 2027, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $5.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to the Adjusted Term SOFR (as defined in the Revolving Credit Agreement) plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). At March 31, 2025, the interest rate that was being charged on the outstanding principal amounts was 5.1%. An applicable commitment fee of 0.075% to 0.150% (depending on the then-applicable leverage ratio)

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
applies on the unused portion of the revolving credit facility. As of March 31, 2025, we had $1,500.0 million available for draw down under the revolving credit facility.
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As the Revolving Credit and Term Credit Agreements’ interest rate is calculated as Adjusted Term SOFR plus the spreads described above, its carrying amount is equivalent to its fair value as at March 31, 2025 and June 30, 2024, which was $175.0 million and $210.0 million, respectively.
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
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As of March 31, 2025 and June 30, 2024, the Senior Notes had a carrying amount of $500.0 million, excluding deferred borrowing costs, and an estimated fair value of $481.5 million and $463.0 million, respectively. Quoted market prices in active markets for similar liabilities based inputs (Level 2) were used to estimate fair value.
At March 31, 2025, we were in compliance with our debt covenants and there was $675.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes.
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
The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 141,360 and 578,065 for the three months ended March 31, 2025 and 2024, respectively, and 163,746 and 618,664 for the nine months ended March 31, 2025 and 2024, respectively, as the effect would have been anti-dilutive.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Basic and diluted earnings per share are calculated as follows (in thousands except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Numerator:
Net income	$365,041	$300,492	$1,021,018	$728,715
Denominator:
Basic weighted-average common shares outstanding	146,719	146,959	146,797	147,056
Effect of dilutive securities:
Stock options and restricted stock units	501	491	635	493
Diluted weighted average shares	147,220	147,450	147,432	147,549
Basic earnings per share	$2.49	$2.04	$6.96	$4.96
Diluted earnings per share	$2.48	$2.04	$6.93	$4.94
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
On June 2, 2021, New York University ("NYU") filed a complaint for patent infringement in the United States District Court, District of Delaware against Resmed, case no. 1:21-cv-00813 (JPM). The complaint alleges that the AutoSet or AutoRamp features of Resmed’s AirSense 10 AutoSet flow generators infringe one or more claims of various NYU patents, including U.S. Patent Nos. 6,988,994; 9,108,009; 9,168,344; 9,427,539; 9,533,115; 9,867,955; and 10,384,024. According to the complaint, the NYU patents are directed to systems and methods for diagnosis and treating sleeping disorders during different sleep states. The complaint seeks monetary damages and attorneys’ fees. We answered the complaint on September 30, 2021 and filed a motion to dismiss the complaint on the basis that the patents are invalid because the subject matter of the patents is not patentable under the Supreme Court and Federal Circuit precedent. The motion to dismiss was granted in part and denied in part. In December 2022, the Patent Trial and Appeal Board (“PTAB”) of the Patent and Trademark Office granted our request to review the validity of the claims in the patents asserted by NYU against us, determining that there is a reasonable likelihood that we will prevail. In December 2023, the PTAB issued written decisions invalidating each of the challenged claims in each of the NYU patents asserted against us. On December 28, 2023, the District Court entered an order continuing its stay of all proceedings against us pending any appeal by NYU of the invalidation of its patents by the PTAB. On January 31, 2024, NYU appealed the PTAB’s rulings to the Court of Appeals for the Federal Circuit. The appeals are not expected to be resolved before June 2025.
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
On June 16, 2022, Cleveland Medical Devices Inc. ("Cleveland Medical") filed suit for patent infringement against Resmed in the United States District Court for the District of Delaware, case no. 1:22-cv-00794. Cleveland Medical asserts that numerous Resmed connected devices, when combined with certain Resmed data platforms and/or software, including AirView and ResScan, infringe one or more of seven Cleveland Medical patents, including U.S. Patent Nos. 10,076,269; 10,426,399; 10,925,535; 11,064,937; 10,028,698; 11,202,603; and 11,234,637. We moved to dismiss the action because Cleveland Medical sued the wrong Resmed entity, and to dismiss the indirect and willful infringement allegations by Cleveland Medical. On October 2, 2023, the court granted a portion of the motion, dismissing all Cleveland Medical claims for indirect and willful infringement, and denied the rest of the motion. On March 22, 2023, ResMed Corp. filed a petition with the PTAB seeking review of the validity of U.S. Patent No. 10,076,269. On May 6, 2024, the PTAB granted the petition and instituted an Inter Partes Review proceeding against the patent. On June 21, 2024, the District Court of Delaware granted Resmed's motion to stay the case until the PTAB issues its final written decision in the Inter Partes Review proceeding. The PTAB decision is expected by May 6, 2025.
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
On October 11, 2024, ResMed Corp. filed a request for ex parte reexamination of U.S. Patent No. 11,375,921, and on November 15, 2024, the United States Patent and Trademark Office (the "Patent Office") ordered reexamination of the patent. On October 17, 2024, ResMed Corp. filed a request for ex parte reexamination of U.S. Patent No. 11,786,680, and on December 3, 2024, the Patent Office ordered reexamination of the patent. Between November 15, 2024, and January 10, 2025, ResMed Corp. filed petitions with the PTAB seeking Inter Partes Review of the validity of all six patents asserted by Cleveland Medical in the District Court of the Northern District of Ohio proceedings. On March 7, 2025, the District Court of the Northern District of Ohio granted ResMed Corp.'s motion to stay the case pending the conclusion of all Patent Office proceedings related to the asserted patents. It is expected that the PTAB will determine whether to examine the validity of the patents by the summer of 2025.
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
During the nine months ended March 31, 2025 and March 31, 2024, receivables sold with limited recourse were $155.9 million and $148.3 million, respectively. As of March 31, 2025, the maximum exposure on outstanding receivables sold with recourse and the associated contingent provision were $35.5 million and $0.7 million, respectively. As of June 30, 2024, the maximum exposure on outstanding receivables sold with recourse and contingent provision were $35.8 million and $0.8 million, respectively.

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
The notional value of outstanding foreign cross-currency swaps was $1,034.8 million and $1,026.2 million at March 31, 2025 and June 30, 2024, respectively. These contracts mature at various dates prior to December 31, 2029.
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
The notional value of the outstanding non-designated hedges was $1,463.4 million and $1,340.0 million at March 31, 2025 and June 30, 2024, respectively. These contracts mature at various dates prior to March 16, 2026.
Fair Values of Derivative Instruments
The following table presents our assets and liabilities related to derivative instruments on a gross basis within the condensed consolidated balance sheets (in thousands):

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	March 31, 2025	June 30, 2024	Balance Sheet Caption
Derivative Assets
Designated as Hedging Instruments
Foreign cross-currency swaps – Fair Value Hedge	$—	$—	Prepaid taxes and other non-current assets
Foreign cross-currency swaps – Net Investment Hedge	—	—	Prepaid taxes and other non-current assets
Not Designated as Hedging Instruments
Foreign currency hedging instruments	9,902	2,343	Prepaid taxes and other non-current assets
Foreign currency hedging instruments	—	89	Prepaid taxes and other non-current assets
Total derivative assets	$9,902	$2,432
Derivative Liabilities
Designated as Hedging Instruments
Foreign cross-currency swaps – Fair Value Hedge	$11,246	$10,472	Other long-term liabilities
Foreign cross-currency swaps – Net Investment Hedge	25,379	21,270	Other long-term liabilities
Not Designated as Hedging Instruments
Foreign currency hedging instruments	11,164	4,654	Accrued expenses
Foreign currency hedging instruments	—	142	Other long-term liabilities
Total derivative liabilities	$47,789	$36,538
Fair Value Hedge Gains (Losses)
We recognized the following gains (losses) on the foreign cross currency swaps designated as fair value hedges (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Gain (loss) recognized in other comprehensive income (loss)	$(360)	$539	$1,727	$3,129
Gain (loss) recognized on cross-currency swap in interest (expense) income, net (amount excluded from effectiveness testing)	$1,117	$934	$3,319	$2,995
Gain (loss) recognized on cross-currency swap in other, net	$(12,442)	$7,113	$(2,500)	$3,381
Gain (loss) recognized on intercompany debt in other, net	$12,442	$(7,113)	$2,500	$(3,381)
Net Investment Hedge Gains (Losses)
We recognized the following gains (losses) on the foreign cross currency swaps designated as net investment hedges (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Gain (loss) recognized in cumulative translation adjustment within other comprehensive income (loss)	$(30,442)	$17,909	$(4,108)	$13,517
Gain (loss) recognized from the excluded components in interest (expense) income, net	$2,859	$2,417	$8,511	$7,722
Non-designated Derivative Gains (Losses)
We recognized the following gains (losses) in the condensed consolidated statement of operations on derivatives not designated as hedging instruments (in thousands):

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Gain (loss) recognized on foreign currency hedging instruments in other, net	$5,207	$(23,264)	$1,761	$(7,684)
Gain (loss) recognized on other foreign-currency-denominated transactions in other, net	(9,329)	20,207	(7,907)	6,418
Total	$(4,122)	$(3,057)	$(6,146)	$(1,266)
We classified the fair values of all hedging instruments as Level 2 measurements within the fair value hierarchy.
We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. We minimize counterparty credit risk by entering into derivative transactions with major financial institutions.
(11)    Restructuring Expenses
We did not record any restructuring expenses during the three and nine months ended March 31, 2025.
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
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following is an overview of our results of operations for the three and nine months ended March 31, 2025. Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. It is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes included in this report.
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
We are committed to ongoing investment in research and development and product enhancements. During the three months ended March 31, 2025, we invested $83.9 million on research and development activities, which represents 6.5% of net revenues, with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs. For example, our newest device, AirSense 11, introduced new features such as a touch screen, algorithms for patients new to therapy, digital enhancements, and over-the-air update capabilities. Through our acquisitions of Brightree in 2016, HEALTHCAREfirst and MatrixCare in 2018, and MEDIFOX DAN in 2022, our operations include residential care software platforms designed to support the professionals and caregivers who help people stay healthy in the home or care setting of their choice. These platforms comprise our Residential Care Software business and, along with our cloud-based remote monitoring and therapy management system, and a robust product pipeline, these products should continue to provide us with a strong platform for future growth.
We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry (“Sleep and Breathing Health”) and the supply of business management software as a service to out-of-hospital health providers (“Residential Care Software”). During the nine months ended March 31, 2025, we renamed our operating segments from Sleep and Respiratory Care to Sleep and Breathing Health and from Software as a Service to Residential Care Software in alignment with our 2030 strategy. There have been no changes in the preparation and disclosure of financial information by operating segment.
Net revenue for the three months ended March 31, 2025 was $1.3 billion, an increase of 8% compared to the three months ended March 31, 2024. Gross margin was 59.3% for the three months ended March 31, 2025 compared to 57.9% for the three months ended March 31, 2024. Diluted earnings per share was $2.48 for the three months ended March 31, 2025, compared to diluted earnings per share of $2.04 for the three months ended March 31, 2024.
At March 31, 2025, our cash and cash equivalents totaled $932.7 million, our total assets were $7.6 billion and our stockholders’ equity was $5.5 billion.

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
Recent Developments
As disclosed in the risk factors of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, our business is subject to risks related to, among other factors, third-party coverage and reimbursement, as well as disruptions at the FDA and other government agencies. There is uncertainty surrounding potential changes to the healthcare regulatory environment in the United States, and it is not possible to predict how these changes may be implemented, and the ultimate effects of such changes on our business. In addition, the U.S. federal government and other governments may reduce funding for health care or other programs or make changes that affect the number of persons eligible for certain programs, and the services provided to enrollees in such programs . The levels of U.S. federal government spending are difficult to predict and are subject to significant risk. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the spending priorities of the new presidential administration and Congress, and what challenges budget reductions, if any, will present for our business and our industry generally. For example, on January 20, 2025, President Trump established by executive order the U.S. Department Of Government Efficiency Service Temporary Organization ("DOGE") to reform federal government processes and reduce expenditures, and on February 5, 2025, the Centers for Medicare & Medicaid Services, or CMS, announced that it is collaborating with DOGE to determine where there may be opportunities for more effective and efficient use of resources. Additionally, the Trump administration took several Executive Actions, including the issuance of a number of Executive Orders, that imposed significant burdens on, or otherwise materially delayed, the FDA’s ability to engage in routine oversight activities, such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these orders will be rescinded and replaced under the current or future administrations and the consequential impact on our business.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Net Revenue
Net revenue for the three months ended March 31, 2025 increased to $1,291.7 million from $1,197.0 million for the three months ended March 31, 2024, an increase of $94.8 million or 8% (a 9% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Three Months Ended March 31,		% Change	Constant Currency*
	2025	2024
U.S., Canada and Latin America
Devices	$422,660	$399,281	6%
Masks and other	326,656	288,191	13
Total U.S., Canada and Latin America	$749,316	$687,472	9
Combined Europe, Asia and other markets
Devices	$253,543	$238,919	6%	9%
Masks and other	127,716	122,632	4	7
Total Combined Europe, Asia and other markets	$381,259	$361,551	5	8
Global revenue
Total Devices	$676,203	$638,200	6%	7%
Total Masks and other	454,372	410,823	11	12
Total Sleep and Breathing Health	$1,130,575	$1,049,023	8	9

Residential Care Software	161,161	147,957	9	10
Total	$1,291,736	$1,196,980	8	9
*Constant currency numbers exclude the impact of movements in international currencies.
Sleep and Breathing Health
Net revenue from our Sleep and Breathing Health business for the three months ended March 31, 2025 was $1,130.6 million, an increase of 8% compared to net revenue for the three months ended March 31, 2024. Movements in international currencies against the U.S. dollar negatively impacted net revenue by approximately $12.9 million for the three months ended March 31, 2025. Excluding the impact of currency movements, total Sleep and Breathing Health net revenue for the three months ended March 31, 2025 increased by 9% compared to the three months ended March 31, 2024. The increase in net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales.
Net revenue from our Sleep and Breathing Health business in the U.S., Canada and Latin America for the three months ended March 31, 2025 increased to $749.3 million from $687.5 million for the three months ended March 31, 2024, an increase of $61.8 million or 9%. The increase in net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales.
Net revenue in combined Europe, Asia and other markets increased for the three months ended March 31, 2025 to $381.3 million from $361.6 million for the three months ended March 31, 2024, an increase of $19.7 million or 5% (an 8% increase on a constant currency basis). The constant currency increase in device and mask sales in combined Europe, Asia and other was primarily attributable to increased demand and unit sales.
Net revenue from devices for the three months ended March 31, 2025 increased to $676.2 million from $638.2 million for the three months ended March 31, 2024, an increase of $38.0 million or 6%, including an increase of 6% in the U.S., Canada and Latin America and an increase of 6% in combined Europe, Asia and other markets (a 9% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the three months ended March 31, 2025 increased by 7%.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net revenue from masks and other for the three months ended March 31, 2025 increased to $454.4 million from $410.8 million for the three months ended March 31, 2024, an increase of $43.5 million or 11%, including an increase of 13% in the U.S., Canada and Latin America and an increase of 4% in combined Europe, Asia and other markets (a 7% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales for the three months ended March 31, 2025 increased by 12%.
Residential Care Software
Net revenue from our Residential Care Software business for the three months ended March 31, 2025 increased to $161.2 million from $148.0 million for the three months ended March 31, 2024, an increase of $13.2 million or 9% (a 10% increase on a constant currency basis). The increase was predominantly due to continued growth in the Home Medical Equipment ("HME") and MEDIFOX DAN verticals within our Residential Care Software business.
Nine Months Ended March 31, 2025 Compared to the Nine Months Ended March 31, 2024
Net Revenue
Net revenue for the nine months ended March 31, 2025 increased to $3,798.3 million from $3,462.1 million for the nine months ended March 31, 2024, an increase of $336.2 million or 10% (a 10% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Nine Months Ended March 31,		% Change	Constant Currency*
	2025	2024
U.S., Canada and Latin America
Devices	$1,221,643	$1,116,513	9%
Masks and other	983,929	878,647	12
Total U.S., Canada and Latin America	$2,205,572	$1,995,160	11
Combined Europe, Asia and other markets
Devices	$749,646	$692,411	8%	9%
Masks and other	368,687	342,344	8	9
Total Combined Europe, Asia and other markets	$1,118,333	$1,034,755	8	9
Global revenue
Total Devices	$1,971,289	$1,808,924	9%	9%
Total Masks and other	1,352,616	1,220,991	11	11
Total Sleep and Breathing Health	$3,323,905	$3,029,915	10	10

Residential Care Software	474,429	432,187	10	10
Total	$3,798,334	$3,462,102	10	10
*Constant currency numbers exclude the impact of movements in international currencies.
Sleep and Breathing Health
Net revenue from our Sleep and Breathing Health business for the nine months ended March 31, 2025 was $3,323.9 million, an increase of 10% compared to net revenue for the nine months ended March 31, 2024. Movements in international currencies against the U.S. dollar negatively impacted net revenue by approximately $11.1 million for the nine months ended March 31, 2025. Excluding the impact of currency movements, total Sleep and Breathing Health net revenue for the nine months ended March 31, 2025 increased by 10% compared to the nine months ended March 31, 2024. The increase in net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales.
Net revenue from our Sleep and Breathing Health business in the U.S., Canada and Latin America for the nine months ended March 31, 2025 increased to $2,205.6 million from $1,995.2 million for the nine months ended March 31, 2024, an increase of $210.4 million or 11%. The increase in net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net revenue in combined Europe, Asia and other markets increased for the nine months ended March 31, 2025 to $1,118.3 million from $1,034.8 million for the nine months ended March 31, 2024, an increase of $83.6 million or 8% (a 9% increase on a constant currency basis). The constant currency increase in device and mask sales in combined Europe, Asia and other markets was primarily attributable to increased demand and unit sales.
Net revenue from devices for the nine months ended March 31, 2025 increased to $1,971.3 million from $1,808.9 million for the nine months ended March 31, 2024, an increase of $162.4 million or 9%, including an increase of 9% in the U.S., Canada and Latin America and an increase of 8% in combined Europe, Asia and other markets (a 9% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the nine months ended March 31, 2025 increased by 9%.
Net revenue from masks and other for the nine months ended March 31, 2025 increased to $1,352.6 million from $1,221.0 million for the nine months ended March 31, 2024, an increase of $131.6 million or 11%, including an increase of 12% in the U.S., Canada and Latin America and an increase of 8% in combined Europe, Asia and other markets (a 9% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales increased by 11%, compared to the nine months ended March 31, 2024.
Residential Care Software
Net revenue from our Residential Care Software business for the nine months ended March 31, 2025 increased to $474.4 million from $432.2 million for the nine months ended March 31, 2024, an increase of $42.2 million or 10% (a 10% increase on a constant currency basis). The increase was predominantly due to continued growth in the HME and MEDIFOX DAN verticals within our Residential Care Software business.
Gross Profit and Gross Margin
Gross profit increased for the three months ended March 31, 2025 to $766.4 million from $692.8 million for the three months ended March 31, 2024, an increase of $73.6 million or 11%. Gross margin, which is gross profit as a percentage of net revenue, for the three months ended March 31, 2025 was 59.3% compared to 57.9% for the three months ended March 31, 2024.
The increase in gross margin for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was due primarily to manufacturing and logistics efficiencies, component cost improvements and favorable product mix, partially offset by unfavorable foreign currency movements.
Gross profit increased for the nine months ended March 31, 2025 to $2,234.9 million from $1,939.8 million for the nine months ended March 31, 2024, an increase of $295.1 million or 15%. Gross margin for the nine months ended March 31, 2025 was 58.8% compared to 56.0% for the nine months ended March 31, 2024.
The increase in gross margin for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024 was due primarily to $14.3 million of non-recurring expenses associated with the field safety notifications for masks with magnets and Astral devices recognized during the nine months ended March 31, 2024 and manufacturing and logistics efficiencies, component cost improvements as well as a reduction in the amortization of acquired intangible assets during the nine months ended March 31, 2025. The masks with magnets field safety notification expenses relate to estimated costs to provide alternative masks to patients in response to updated contraindications for use of masks that incorporate magnets. The Astral field safety notification expenses relate to estimated costs associated with the replacement of a certain component in some of our Astral ventilation devices that were manufactured between 2013 to 2019.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operating Expenses
The following table summarizes our operating expenses (in thousands):

	Three Months Ended March 31,		Change	% Change	Constant Currency
	2025	2024
Selling, general, and administrative	$245,302	$229,919	$15,383	7%	8%
as a % of net revenue	19.0%	19.2%
Research and development	$83,944	$77,074	$6,870	9%	11%
as a % of net revenue	6.5%	6.4%
Amortization of acquired intangible assets	$10,895	$11,204	$(309)	(3)%	(1)%

	Nine Months Ended March 31,		Change	% Change	Constant Currency
	2025	2024
Selling, general, and administrative	$725,894	$674,948	$50,946	8%	8%
as a % of net revenue	19.1%	19.5%
Research and development	$244,840	$226,664	$18,176	8%	9%
as a % of net revenue	6.4%	6.5%
Amortization of acquired intangible assets	$33,345	$35,259	$(1,914)	(5)%	(5)%
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased for the three months ended March 31, 2025 to $245.3 million from $229.9 million for the three months ended March 31, 2024, an increase of $15.4 million or 7%. Selling, general, and administrative expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $4.1 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general, and administrative expenses for the three months ended March 31, 2025 increased by 8% compared to the three months ended March 31, 2024. As a percentage of net revenue, selling, general, and administrative expenses were 19.0% for the three months ended March 31, 2025, compared to 19.2% for the three months ended March 31, 2024.
The constant currency increase in selling, general, and administrative expenses during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to increases in employee-related costs and marketing expenses.
Selling, general, and administrative expenses increased for the nine months ended March 31, 2025 to $725.9 million from $674.9 million for the nine months ended March 31, 2024, an increase of $50.9 million or 8%. Selling, general, and administrative expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $3.7 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general, and administrative expenses for the nine months ended March 31, 2025 increased by 8% compared to the nine months ended March 31, 2024. As a percentage of net revenue, selling, general, and administrative expenses were 19.1% for the nine months ended March 31, 2025, compared to 19.5% for the nine months ended March 31, 2024.
The constant currency increase in selling, general, and administrative expenses during the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024 was primarily due to increases in employee-related costs.
Research and Development Expenses
Research and development expenses increased for the three months ended March 31, 2025 to $83.9 million from $77.1 million for the three months ended March 31, 2024, an increase of $6.9 million, or 9%. Research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $1.7 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses for the three months ended March 31, 2025 increased by 11% compared

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
to the three months ended March 31, 2024. As a percentage of net revenue, research and development expenses were 6.5% for the three months ended March 31, 2025 compared to 6.4% for the three months ended March 31, 2024.
The constant currency increase in research and development expenses during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to increases in employee-related costs.
Research and development expenses increased for the nine months ended March 31, 2025 to $244.8 million from $226.7 million for the nine months ended March 31, 2024, an increase of $18.2 million, or 8%. Research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $1.3 million for the nine months ended March 31, 2025, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses increased by 9% compared to the nine months ended March 31, 2024. As a percentage of net revenue, research and development expenses were 6.4% for the nine months ended March 31, 2025, compared to 6.5% for the nine months ended March 31, 2024.
The increase in research and development expenses in constant currency terms was primarily due to increases in employee-related costs.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets for the three months ended March 31, 2025 totaled $10.9 million compared to $11.2 million for the three months ended March 31, 2024.
Amortization of acquired intangible assets for the nine months ended March 31, 2025 totaled $33.3 million compared to $35.3 million for the nine months ended March 31, 2024.
The decrease in amortization of acquired intangible assets for the three and nine months ended March 31, 2025 compared to the three and nine months ended March 31, 2024 is due to certain acquired intangible assets reaching the end of their useful lives and becoming fully amortized.
Restructuring Expenses
We did not record any restructuring expenses during the three and nine months ended March 31, 2025. During the nine months ended March 31, 2024, we recorded $64.2 million of restructuring related charges associated with an evaluation of our existing operations to increase operational efficiency, decrease costs and increase profitability. Restructuring charges for the nine months ended March 31, 2024 were comprised of $28.6 million of employee severance and other one-time termination benefits, $33.2 million of intangible asset impairments associated with the wind down of certain business activities, and $2.4 million of other miscellaneous asset impairments.
Total Other Income (Loss), Net
The following table summarizes our other income (loss) (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Interest (expense) income, net	$793	$(11,026)	$11,819
Gain (loss) attributable to equity method investments	335	440	(105)
Gain (loss) on equity investments	(5,647)	13,919	(19,566)
Other, net	(4,056)	(2,496)	(1,560)
Total other income (loss), net	$(8,575)	$837	$(9,412)

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended March 31,
	2025	2024	Change
Interest (expense) income, net	$(1,643)	$(39,787)	$38,144
Gain (loss) attributable to equity method investments	2,375	(2,716)	5,091
Gain (loss) on equity investments	(7,765)	11,429	(19,194)
Other, net	(4,277)	(537)	(3,740)
Total other income (loss), net	$(11,310)	$(31,611)	$20,301
Total other income (loss), net for the three months ended March 31, 2025 was a loss of $8.6 million compared to income of $0.8 million for the three months ended March 31, 2024. We recorded a loss associated with our equity investments of $5.6 million for the three months ended March 31, 2025 compared to a gain of $13.9 million for the three months ended March 31, 2024. Losses attributable to equity investments were partially offset by interest income, net of $0.8 million for the three months ended March 31, 2025 compared to interest expense, net of $11.0 million for the three months ended March 31, 2024 due to lower debt levels following repayments on our revolving credit facility.
Total other income (loss), net for the nine months ended March 31, 2025 was a loss of $11.3 million compared to a loss of $31.6 million for the nine months ended March 31, 2024. Interest expense, net, decreased to $1.6 million for the nine months ended March 31, 2025 compared to $39.8 million for the nine months ended March 31, 2024 due to lower debt levels following repayments on our revolving credit facility. In addition, we recorded a gain associated with our equity method investments of $2.4 million for the nine months ended March 31, 2025 compared to a loss of $2.7 million for the nine months ended March 31, 2024. Decreases in interest expense, net, and gains attributable to equity method investments were partially offset by a loss associated with our equity investments of $7.8 million for the nine months ended March 31, 2025 compared to a gain of 11.4 million for the nine months ended March 31, 2024.
Income Taxes
Our effective income tax rate for the three and nine months ended March 31, 2025 was 12.6% and 16.3%, respectively, as compared to 20.0% and 19.7% for the three and nine months ended March 31, 2024, respectively. Our effective rate of 12.6% for the three months ended March 31, 2025 differs from the statutory rate of 21.0% primarily due to interest and penalties refunded from the IRS due to amended returns, foreign operations, and research credits. The decrease in our effective tax rate for the three and nine months ended March 31, 2025 was primarily due to interest and penalties refunded from the IRS due to amended returns, overall windfall tax benefits related to the vesting or settlement of employee share-based awards and a shift in our global mix of earnings.
As of March 31, 2025, we had an income tax receivable of $31.7 million, which was recognized in prepaid expenses and other current assets. It is expected to be received by March 31, 2026.
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
Net Income and Earnings per Share
As a result of the factors above, our net income for the three months ended March 31, 2025 was $365.0 million compared to $300.5 million for the three months ended March 31, 2024, an increase of $64.5 million, or 21%. Our net income for the

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
nine months ended March 31, 2025 was $1,021.0 million compared to $728.7 million for the nine months ended March 31, 2024, an increase of $292.3 million, or 40%.
Our diluted earnings per share for the three months ended March 31, 2025 was $2.48 per diluted share compared to $2.04 for the three months ended March 31, 2024, an increase of $0.44, or 22%. Our diluted earnings per share for the nine months ended March 31, 2025 was $6.93 compared to $4.94 for the nine months ended March 31, 2024, an increase of $1.99, or 40%.
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
These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except percentages):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
GAAP Net revenue	$1,291,736	$1,196,980	$3,798,334	$3,462,102

GAAP Cost of sales	$525,327	$504,199	$1,563,432	$1,522,326
Less: Amortization of acquired intangibles	(7,444)	(7,812)	(22,748)	(24,976)
Less: Masks with magnets field safety notification expenses	—	—	—	(6,351)
Less: Astral field safety notification expenses	—	—	—	(7,911)
Non-GAAP cost of sales	$517,883	$496,387	$1,540,684	$1,483,088

GAAP gross profit	$766,409	$692,781	$2,234,902	$1,939,776
GAAP gross margin	59.3%	57.9%	58.8%	56.0%
Non-GAAP gross profit	$773,853	$700,593	$2,257,650	$1,979,014
Non-GAAP gross margin	59.9%	58.5%	59.4%	57.2%

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The measure “non-GAAP income from operations” is equal to GAAP income from operations once adjusted for amortization of acquired intangibles, restructuring expenses, field safety notification expenses, and acquisition-related expenses. Non-GAAP income from operations is reconciled with GAAP income from operations below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
GAAP income from operations	$426,268	$374,584	$1,230,823	$938,677
Amortization of acquired intangibles - cost of sales	7,444	7,812	22,748	24,976
Amortization of acquired intangibles - operating expenses	10,895	11,204	33,345	35,259
Restructuring expenses	—	—	—	64,228
Masks with magnets field safety notification expenses	—	—	—	6,351
Astral field safety notification expenses	—	—	—	7,911
Acquisition-related expenses	—	—	—	483
Non-GAAP income from operations	$444,607	$393,600	$1,286,916	$1,077,885
The measure “non-GAAP net income” is equal to GAAP net income once adjusted for amortization of acquired intangibles, restructuring expenses, field safety notification expenses, acquisition related expenses, interest and penalties on tax refunds and associated tax effects. The measure “non-GAAP diluted earnings per share” is the ratio of non-GAAP net income to diluted shares outstanding. These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except for per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
GAAP net income	$365,041	$300,492	$1,021,018	$728,715
Amortization of acquired intangibles - cost of sales	7,444	7,812	22,748	24,976
Amortization of acquired intangibles - operating expenses	10,895	11,204	33,345	35,259
Restructuring expenses	—	—	—	64,228
Masks with magnets field safety notification expenses	—	—	—	6,351
Astral field safety notification expenses	—	—	—	7,911
Acquisition related expenses	—	—	—	483
Income tax effect of interest and penalties on income tax refunds	(29,976)	—	(29,976)	—
Income tax effect on non-GAAP adjustments	(4,871)	(5,083)	(14,904)	(34,969)
Non-GAAP net income	$348,533	$314,425	$1,032,231	$832,954
Diluted shares outstanding	147,220	147,450	147,432	147,549
GAAP diluted earnings per share	$2.48	$2.04	$6.93	$4.94
Non-GAAP diluted earnings per share	$2.37	$2.13	$7.00	$5.65
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
As of March 31, 2025 and June 30, 2024, we had cash and cash equivalents of $932.7 million and $238.4 million, respectively. Our cash and cash equivalents held within the United States at March 31, 2025 and June 30, 2024 were $409.3 million and $51.2 million, respectively. Our remaining cash and cash equivalent balances at March 31, 2025 and June 30, 2024, were $523.4 million and $187.2 million, respectively. Our cash and cash equivalent balances are held at highly rated financial institutions.
As of March 31, 2025, we had $1,500.0 million available for draw down under the revolving credit facility and a combined total of $2,432.7 million in cash and available liquidity under the revolving credit facility.
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
Revolving Credit Agreement, Term Credit Agreement and Senior Notes
On June 29, 2022, we entered into a second amended and restated credit agreement (as amended from time to time, the “Revolving Credit Agreement”). The Revolving Credit Agreement, among other things, provided a senior unsecured revolving credit facility of $1,500.0 million, with an uncommitted option to increase the revolving credit facility by an additional amount equal to the greater of $1,000.0 million or 1.00 times the EBITDA for the trailing twelve-month measurement period. Additionally, on June 29, 2022, ResMed Pty Limited entered into a Second Amendment to the Syndicated Facility Agreement (the “Term Credit Agreement”). The Term Credit Agreement, among other things, provides ResMed Pty Limited a senior unsecured term credit facility of $200.0 million. The Revolving Credit Agreement and Term Credit Agreement each terminate on June 29, 2027, when all unpaid principal and interest under the loans must be repaid. As of March 31, 2025, we had $1,500.0 million available for draw down under the revolving credit facility.
On July 10, 2019, we entered into a Note Purchase Agreement with the purchasers to that agreement, in connection with the issuance and sale of $250.0 million principal amount of our 3.24% senior notes due July 10, 2026, and $250.0 million principal amount of our 3.45% senior notes due July 10, 2029 (“Senior Notes”).
On March 31, 2025, there was a total of $675.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes and we were in compliance with our debt covenants. We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and debt facilities.
Cash Flow Summary
The following table summarizes our cash flow activity (in thousands):

	Nine Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$1,212,822	$961,146
Net cash provided by (used in) investing activities	(66,332)	(223,275)
Net cash provided by (used in) financing activities	(442,366)	(726,004)
Effect of exchange rate changes on cash	(9,774)	(1,848)
Net increase (decrease) in cash and cash equivalents	$694,350	$10,019
Operating Activities
Cash provided by operating activities was $1,212.8 million for the nine months ended March 31, 2025, compared to cash provided of $961.1 million for the nine months ended March 31, 2024. The $251.7 million increase in cash flow from operations was primarily due to increased net income, partially offset by higher working capital during the nine months

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
ended March 31, 2025 compared to the nine months ended March 31, 2024. During the three and nine months ended March 31, 2025, our operating cash flows included $107.0 million of income tax refunds and associated interest and penalties.
Investing Activities
Cash used in investing activities was $66.3 million for the nine months ended March 31, 2025, compared to cash used of $223.3 million for the nine months ended March 31, 2024. The $156.9 million decrease in cash flow used in investing activities was primarily due to cash used to acquire Somnoware during the nine months ended March 31, 2024 in addition to net proceeds from maturity of foreign currency contracts during the nine months ended March 31, 2025 compared to net payments from maturity of foreign currency contracts during the nine months ended March 31, 2024.
Financing Activities
Cash used in financing activities was $442.4 million for the nine months ended March 31, 2025, compared to cash used of $726.0 million for the nine months ended March 31, 2024. We repurchased $200.0 million of treasury stock during the nine months ended March 31, 2025 compared to repurchases of $100.0 million during the nine months ended March 31, 2024. Cash outflows for treasury stock repurchases were offset by lower net repayments under our Revolving Credit Agreement of $35.0 million for the nine months ended March 31, 2025 compared to net repayments of $430.0 million for the nine months ended March 31, 2024.
Dividends
During the three months ended March 31, 2025, we paid cash dividends of $0.53 per common share totaling $77.7 million. On April 23, 2025, our board of directors declared a cash dividend of $0.53 per common share, to be paid on June 12, 2025, to shareholders of record as of the close of business on May 8, 2025. Future dividends are subject to approval by our board of directors.
Common Stock
On February 21, 2014, our board of directors approved our current share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of our common stock. Since approval of the share repurchase program in 2014 through March 31, 2025, we have repurchased a total of 8.8 million shares under this repurchase program for an aggregate of $762.7 million. During the nine months ended March 31, 2025, we repurchased 842,946 shares at a cost of $200.0 million. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares of common stock outstanding used in calculating earnings (loss) per share. The share repurchase program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. At March 31, 2025, 11.2 million additional shares remain available for us to repurchase under the approved share repurchase program.
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
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Contractual Obligations and Commitments
Other than for purchase obligations, there have been no material changes outside the ordinary course of business in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. Details of our purchase obligations as of March 31, 2025 were as follows (in thousands):

		Payments Due by March 31,
	Total	2026	2027	2028	2029	2030	Thereafter
Purchase obligations	$941,181	$888,563	$42,391	$4,422	$2,318	$2,103	$1,384
Off-Balance Sheet Arrangements
As of March 31, 2025, we are not involved in any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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
The notional value of outstanding foreign cross-currency swaps was $1,034.8 million and $1,026.2 million at March 31, 2025 and June 30, 2024, respectively. These contracts mature at various dates prior to December 31, 2029.
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
The notional value of the outstanding non-designated hedges was $1,463.4 million and $1,340.0 million at March 31, 2025 and June 30, 2024, respectively. These contracts mature at various dates prior to March 16, 2026.

PART I – FINANCIAL INFORMATION	Item 3
RESMED INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk
Fair Values of Derivative Instruments
The table below provides information (in U.S. dollars) on our foreign currency denominated operating assets and liabilities and after considering our foreign currency hedging activities as of March 31, 2025 (in thousands):

	U.S. Dollar (USD)	Euro (EUR)	Canadian Dollar (CAD)	Chinese Yuan (CNY)
AUD Functional:
Net Assets/(Liabilities)	354,920	(203,752)	(46)	37,719
Foreign Currency Hedges	(335,000)	172,718	—	(27,546)
Net Total	19,920	(31,034)	(46)	10,173
USD Functional:
Net Assets/(Liabilities)	—	306,354	35,155	—
Foreign Currency Hedges	—	(302,256)	(27,819)	—
Net Total	—	4,098	7,336	—
SGD Functional:
Net Assets/(Liabilities)	607,754	169,330	—	2,526
Foreign Currency Hedges	(625,000)	(161,923)	—	—
Net Total	(17,246)	7,407	—	2,526

PART I – FINANCIAL INFORMATION	Item 3
RESMED INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk
The table below provides information about our material foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars, forward contracts and cross-currency swaps held at March 31, 2025. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

		Fair Value Assets / (Liabilities)
	Total	March 31, 2025	June 30, 2024
AUD/USD
Contract amount	335,000	(2,421)	730
Ave. contractual exchange rate	AUD 1 = USD 0.6283
AUD/EUR
Contract amount	253,679	6,520	(1,610)
Ave. contractual exchange rate	AUD 1 = EUR 0.6147
SGD/EUR
Contract amount	194,307	(5,244)	825
Ave. contractual exchange rate	SGD 1 = EUR 0.7049
SGD/USD
Contract amount	625,000	(1,550)	(2,054)
Ave. contractual exchange rate	SGD 1 = USD 0.7474
AUD/CNY
Contract amount	27,546	(46)	(112)
Ave. contractual exchange rate	AUD 1 = CNY 4.5246
USD/EUR
Contract amount	1,034,790	(36,625)	(31,743)
Ave. contractual exchange rate	USD 1 = EUR 0.9610
USD/CAD
Contract amount	27,819	1,479	(143)
Ave. contractual exchange rate	CAD 1 = USD 0.7324
Interest Rate Risk
We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At March 31, 2025, we held cash and cash equivalents of $932.7 million, principally comprised of bank term deposits and at-call accounts, and are invested at both short-term fixed interest rates and variable interest rates. At March 31, 2025, there was $175.0 million outstanding under the Revolving Credit Agreement and Term Credit Agreement, which are subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended March 31, 2025, would not have had a material impact on pretax income. We have no interest rate hedging agreements.
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
As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.
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
Item 1A    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the "Annual Report"), which was filed with the SEC and describe various material risks and uncertainties to which we are or may become subject. The information presented below updates and should be read in conjunction with the risk factors disclosed in our Annual Report. As of March 31, 2025, there have been no further material changes to such risk factors, except as follows:
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
Macroeconomic conditions may impact our global supply chain, primarily through constraints on raw materials and electronic components. These constraints on raw materials and electronic components may also impact companies outside of our direct industry, which could result in a competitive supply environment causing higher costs, requiring us to commit to minimum purchase obligations as well as make upfront payments to our suppliers. These disruptions may impact our ability to produce and supply products in quantities necessary to satisfy customer demand, which could negatively impact our results of operations. Highly competitive and constrained supply chain conditions may increase our cost of sales, which may adversely impact our profitability.
We sell our products in many countries, and we also source many components and materials for our products from and manufacture our products in various countries. The U.S. government recently announced tariffs on product imports from certain countries, including higher tariff levels on those imported from Canada, Mexico, and China. These actions have resulted, and are expected to further result, in retaliatory measures on U.S. goods by those countries and others. If maintained, these recently announced tariffs, and the potential escalation of trade disputes could pose a risk to our business that could affect our revenue and cost of sourcing materials. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and are expected to be impacted by various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that already exist or may be granted, availability and cost of alternative sources of our products and materials, and our ability to offset the effects of any tariffs that might be imposed. Specific legislative and regulatory proposals may be introduced to change international trade law, regulations or interpretations thereof (possibly with retroactive effect) of various jurisdictions or limit trade relief benefits that, if enacted, could materially increase the cost of our goods to export internationally, increase our effective tax rate, or have a material adverse impact on our financial condition and results of operation. We cannot predict whether our own or industry initiatives to maintain, extend or create tariff relief for our products and manufacturing will be successful. We also cannot predict the effect, if any, of the imposition of new or increased tariffs by one country and retaliatory responses by other countries who are trade partners. It is possible that these changes could adversely affect our business beyond the resilience of our current supply chain and investment in manufacturing flexibility. Further, actions we take to adapt to new tariffs or trade restrictions may increase our costs or

PART II – OTHER INFORMATION	Item 1-6
RESMED INC. AND SUBSIDIARIES
risks or may cause us to modify our operations, which could be time-consuming and expensive; impact pricing of our products, which could impact our sales, profitability, and our reputation; or cause us to forgo new business opportunities.
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
Item 2    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Purchases of equity securities. The following table summarizes our purchases of common stock for the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (USD)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 - 31, 2025	—	$—	43,192,913	11,523,100
February 1 - 28, 2025	314,100	238.78	43,507,013	11,209,000
March 1 - 31, 2025	—	—	43,507,013	11,209,000
Total	314,100	$238.78	43,507,013	11,209,000
On February 21, 2014, our board of directors approved our current share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of our common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant and subject to applicable legal requirements. The share repurchase program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. All share repurchases after February 21, 2014 have been executed under this program. Since approval of the share repurchase program in 2014 through March 31, 2025, we have repurchased a total of 8.8 million shares under this repurchase program for an aggregate of $762.7 million.
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

PART II – OTHER INFORMATION	Item 1-6
RESMED INC. AND SUBSIDIARIES
The following table describes any contracts, instructions or written plans for the sale or purchase of the Company’s securities and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act that were adopted by our directors and executive officers during the quarterly period ended March 31, 2025:

Name and Title	Plan Action	Plan Adoption Date	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to Be Purchased or Sold (Up To)
Jan De Witte Director	Adoption	February 3, 2025	November 11, 2025	2,487
Brett Sandercock Chief Financial Officer	Adoption	February 19, 2025	April 30, 2026	25,527
Michael Rider Chief Legal Officer	Adoption	February 28, 2025	February 17, 2026	407
(1)    A trading plan may also expire on such earlier date that all transactions under the trading plan are completed.
During the quarterly period ended March 31, 2025, none of our directors or executive officers terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (each term as defined in Item 408 of Regulation S-K).

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

10.1*	Updated Form of Executive Agreement.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on April 23, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

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
April 23, 2025

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief Executive Officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief Financial Officer
(Principal Financial Officer)