Form 10-K
period 2025-06-30
RESMED INC
filed 2025-08-08
CIK 943819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________
FORM 10-K
___________________________________________________________________________________________
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of December 31, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such stock on the New York Stock Exchange, was
$33,419,694,564. All directors, executive officers, and 10% stockholders of registrant are considered affiliates. This determination of affiliate status with respect to the foregoing calculation is not a determination for other purposes.
At August 4, 2025, the registrant had 146,414,839 shares of Common Stock, $0.004 par value, issued and outstanding. This number excludes 43,925,747 shares held by the registrant as treasury shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the registrant’s 2025 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this report.

As used in this 10-K, the terms "Resmed", "we", "us", "our" and "the Company" refer to ResMed Inc., a Delaware corporation, and its subsidiaries, on a consolidated basis, unless otherwise stated.

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
In addition, important factors to consider in evaluating such forward-looking statements include changes or developments in healthcare reform, social, macroeconomic, market, legal or regulatory circumstances, including the impact of public health crises; changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, disruptions and delays in the supply chain, the actions or omissions of third parties, including suppliers, customers, competitors and governmental authorities, geopolitical and economic conditions in foreign jurisdictions impacting our business, including the direct or indirect effects of new or increased tariffs, the indirect costs associated with global trade disruption and various other factors. If any one or more of these risks or uncertainties materialize, or underlying estimates or assumptions prove incorrect, actual results may vary significantly from those expressed in our forward-looking statements, and there can be no assurance that the forward-looking statements contained in this report will in fact occur.
ITEM 1 BUSINESS
General
We are a global leader in digital health and cloud-connected medical devices. We design innovative solutions to treat and keep people out of the hospital, empowering them to live healthier, higher-quality lives. Our digital health technologies and cloud-connected medical devices transform care for people with sleep apnea, chronic obstructive pulmonary disease, or COPD, and other chronic diseases. Our comprehensive residential care software platforms support the professionals and caregivers who help people stay healthy in the home or care setting of their choice. By enabling better care, our products improve quality of life, reduce the impact of chronic disease, and lower costs for consumers and healthcare systems.
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
We also provide management software that assists durable or home medical equipment (DME/HME) providers, and other long-term care providers operate more effectively and efficiently across various residential care settings. With a

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
comprehensive set of software and services offerings, our software solutions enable providers to streamline workflow and deliver an improved patient experience across our existing vertical markets including HME and home infusion, facility-based organizations including skilled nursing, senior living, and life plan communities, home health and hospice providers, and to adjacent providers through a growing portfolio of value-added solutions with broad applicability.
In May 2025, we acquired VirtuOx, a software-enabled independent diagnostic testing facility, or IDTF, and provider of technology solutions to facilitate in-home and remote testing services for sleep, respiratory, cardiac, and other health conditions across the United States, or U.S. This acquisition strengthens our position in the sleep and breathing health market by expanding our ability to offer end-to-end solutions, including home-based diagnostics and patient monitoring. VirtuOx will operate as a wholly owned subsidiary of Resmed. The acquisition is not material to our financial results.
We employ more than 10,600 people and sell our products in more than 140 countries through a combination of wholly owned subsidiaries and independent distributors.
Our website address is www.resmed.com. We make our periodic reports, together with any amendments, available on our investor relations website (https://investor.resmed.com), free of charge, as soon as reasonably practicable after we electronically file or furnish the reports with the U.S. Securities and Exchange Commission, or SEC. The SEC maintains an internet site, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We also make available on our investor relations website, public financial information for which a report is not required to be filed with or furnished to the SEC. Information contained on our website or in reports, other than those filed with or furnished to the SEC, is not part of or incorporated into this report.
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
Segment Information
We operate in two segments, which are the Sleep and Breathing Health segment and Residential Care Software segment. See Note 13 – Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8) for financial information regarding segment reporting. Financial information about our revenues from and assets located in foreign countries is also included in the notes to our consolidated financial statements.
The Market
We are focused on sleep and related breathing health, both of which we believe are globally underpenetrated, and where we believe our products can improve patient outcomes, create efficiencies for our customers, help physicians and providers better manage chronic disease and reduce overall healthcare system costs. Additionally, our software solutions are focused on those who provide residential care, which we believe is fragmented and underserved, and where we see significant opportunity to transform and significantly improve residential healthcare through a strategy of enabling better patient care, improving clinical decision support, and driving interoperability across residential care settings.

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
Sleep and Breathing Health
Sleep
Sleep is a complex neurological process that includes two distinct states: rapid eye movement, or REM, sleep and non-rapid eye movement, or non-REM, sleep. REM sleep, which is about 20-25% of total sleep experienced by adults, is characterized by a high level of brain activity, bursts of rapid eye movement, increased heart and respiration rates, and paralysis of many muscles. Non-REM sleep is subdivided into three stages that generally parallel sleep depth; stage 1 is the lightest and stage 3 is the deepest.
The upper airway has no rigid support and is held open by active contraction of upper airway muscles. Normally, during REM sleep and deeper levels of non-REM sleep, upper airway muscles relax and the airway narrows. Individuals with narrow upper airways or poor muscle tone are prone to temporary collapses of the upper airway during sleep, called apneas, and to near closures of the upper airway called hypopneas. These breathing events result in a lowering of blood oxygen concentration, causing the central nervous system to react to the lack of oxygen or increased carbon dioxide, signaling the body to respond. Typically, the individual subconsciously arouses from sleep, causing the throat muscles to contract, opening the airway. After a few gasping breaths, blood oxygen levels increase and the individual can resume a deeper sleep until the cycle repeats itself. Sufferers of OSA typically experience ten or more such cycles per hour. While these awakenings greatly impair the quality of sleep, the individual is not normally aware of these disruptions. OSA has been recognized as a cause of hypertension and a significant comorbidity for heart disease, stroke, and type 2 diabetes.
A long-term epidemiology study published in 2013 estimated that 26% of adults aged 30-70 have some form of obstructive sleep apnea. Another study published in Lancet Respiratory Medicine in 2019 estimated that mild to severe OSA impacts more than 936 million people worldwide, including 54 million Americans. Of those impacted globally, it was estimated that more than 424 million would have moderate to severe sleep apnea. Despite the high prevalence of OSA, there is a general lack of awareness of OSA among both the medical community and the general public. It is estimated that less than 20% of those with OSA have been diagnosed or treated in the U.S., and 10% or less in other markets. Many healthcare professionals often do not diagnose OSA because they are unaware that such non-specific symptoms as excessive daytime sleepiness, fatigue, snoring, hypertension, and irritability are characteristic of OSA.
While sleep apnea has been diagnosed in a small portion of a broad cross-section of the population, until recently it has most frequently been diagnosed among middle-aged men with obesity. However, we believe the importance of sleep apnea in women is increasingly being recognized, with nearly 40% of new PAP patients being female. Among all patients, a strong association has been discovered between sleep apnea and a number of cardiovascular and metabolic diseases. Studies have shown that sleep apnea is present in approximately 83% of patients with drug-resistant hypertension, approximately 77% of patients with obesity, approximately 76% of patients with chronic heart failure, and approximately 72% of patients with type 2 diabetes.
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

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
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
Before 1981, the primary treatment for OSA was a tracheotomy, a surgical procedure to create a hole in the patient’s windpipe. Alternative surgical treatments have involved either uvulopalatopharyngoplasty, or UPPP, in which surgery is performed on the upper airway to remove excess tissue and streamline the shape of the airway or implant a device to add support to the soft palate. UPPP alone has a poor success rate; however, when performed in conjunction with multi-stage upper airway surgical procedures, a greater success rate has been claimed. These combined procedures, performed by highly specialized surgeons, are expensive and involve prolonged and often painful recovery periods. Consequently, surgical treatments are not considered first-line therapy for OSA. Other alternative treatments available today include nasal surgery, mandibular advancement surgery, dental appliances, palatal implants, somnoplasty, nasal devices, and electrical stimulation of the nerves or muscles. Recently, pharmaceutical therapy treatments have been cleared for the treatment of OSA and others are reportedly under development.
A variety of devices are marketed for the treatment of OSA. Most are only partially effective. CPAP is a reliable treatment for all severities of OSA and is considered first-line therapy. Use of mandibular advancement devices is increasingly used as a second-line option in patients unable to use CPAP or those with mild OSA. These devices cause the mandible and tongue to be pulled forward and improve the dimensions of the upper airway. CPAP is a non-invasive means of treating OSA. CPAP was first used as a treatment for OSA in 1980 by Dr. Colin Sullivan, the past Chairman of our Medical Advisory Board, and was commercialized for treatment of OSA in the U.S. in the mid-1980s. During CPAP treatment, a patient sleeps with an interface connected to a small portable air device that delivers room air at a positive pressure. The patient breathes in air from the device and breathes out through an exhaust port in the interface. Continuous air pressure applied in this manner acts as a pneumatic splint to keep the upper airway open and unobstructed. Interfaces include nasal masks and nasal pillows. Sometimes, when a patient leaks air through their mouth, a full-face mask may need to be used, rather than a nasal interface.
CPAP is not a cure and, therefore, must be used nightly as long as treatment is required. Patient compliance has been a major factor in the effectiveness of CPAP treatment. Early generations of CPAP units provided limited patient comfort and convenience. Patients experienced soreness from the repeated use of nasal masks and had difficulty falling asleep with the CPAP device operating at the prescribed pressure. In recent years, we have developed product innovations to improve patient comfort and compliance. These include more comfortable patient interface systems; delay timers that gradually increase air pressure allowing the patient to fall asleep more easily; bilevel air devices, including our AirCurve 11 Series devices, which provide different air pressures for inhalation and exhalation; heated humidification systems to make the airflow more comfortable; and auto-titration devices that modulate the average pressure delivered during the night. We also offer myAir, a patient engagement application that provides sleep data and a daily score based on a user's previous night’s data to improve compliance.
Breathing Health
Our aim is to provide breathing health solutions to patients with COPD and other chronic respiratory diseases, such as overlap syndrome, obesity hypoventilation syndrome, or OHS, and neuromuscular disease, including amyotrophic lateral sclerosis, or ALS. We aim to improve patient quality of life, slow down disease progression and reduce the costs of patient management.
Our products cover patients ranging from those who only require therapy from CPAP systems at night to those who are dependent on non-invasive or invasive ventilation for life support. Our devices are predominantly used in the home and, to a lesser extent, in general hospital wards and respiratory wards. We supply CPAP and bilevel device systems, high flow therapy device systems (HFT), non-invasive and invasive ventilators, humidifiers, and accessories, including masks, nasal cannula, headgear, and tubing. We also provide data management systems designed to improve the management of patients by care providers.

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
Residential Care Software
Our Residential Care Software business provides cloud-based solutions to healthcare providers operating in the residential care market, including HME and home infusion providers, home health and hospice providers, skilled nursing facilities, private duty nursing organizations, senior living facilities, and life plan communities. These providers face increasing operational and compliance complexities due to factors such as evolving reimbursement frameworks, workforce constraints, and demographic shifts. Our Residential Care Software offerings are designed to support customers in addressing these challenges by helping providers perform analytics, manage documentation and implement new

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
reimbursement requirements as well as more effectively transfer data as patients move between different care settings. Our Residential Care Software platforms include capabilities for billing and business management, electronic medical records, revenue cycle management, operational analytics, patient engagement, and workforce management.
Business Strategy
We envision a world where every person can achieve their full potential through better sleep and breathing, with care delivered in their own home. We believe the sleep and breathing treatments will continue to grow due to a number of factors, including increasing awareness of OSA, CSA and COPD; improved understanding of the role of sleep apnea treatment in the management of adjacent pathologies; improved understanding of the role of bilevel therapy and non-invasive ventilation in the management of COPD; and an increase in the use of digital and product technology to improve patient outcomes and create efficiencies for customers and providers. Our strategy for expanding our business operations and capitalizing on the growth of sleep and breathing health markets, as well as growth in residential care settings, consists of the following key elements:
•Grow and Differentiate Our Core Sleep Apnea Portfolio. We are the leader in developing smaller, quieter, more comfortable and more connected products. We aim to continue differentiating our products by integrating artificial‑intelligence and machine‑learning, or AI and ML, algorithms to further enhance therapy performance and user experience. Sleep is becoming a more important aspect of our customers' lives, and we intend to drive higher rates of screening, diagnosis, and therapy adoption through simpler care pathways. In April 2025, we made our home sleep apnea test, NightOwl, available across the U.S., providing a simplified, accurate, and efficient way to diagnose OSA from the comfort of an individual’s home. In May 2025, we acquired VirtuOx, an IDTF, to expand our ability to partner with healthcare providers to help streamline the diagnostic process, while expanding collaboration with home medical equipment providers to efficiently support patients to start treatment.
•Accelerate Market Growth through Awareness. We continue to expand our existing educational activities to increase awareness of sleep apnea, COPD, and other clinical conditions that can be treated with our industry-leading solutions. These activities target both the population predisposed to sleep apnea and medical specialists, such as pulmonologists, sleep medicine specialists, primary care physicians, cardiologists, neurologists, and other medical subspecialists who treat these conditions and their associated comorbidities. We target special interest groups, including the National Stroke Association, the American Heart Association, COPD Foundation, and the National Sleep Foundation, to further increase awareness of the relationship between OSA, COPD, neuromuscular disease, and comorbidities such as cardiac disease, diabetes, hypertension, and obesity. The programs also support our efforts to inform the community of the dangers of sleep apnea with regard to occupational health and safety, especially in the transport industry. We have helped establish a center for clinical care and medical research at the University of California, San Diego, in the fields of sleep apnea and COPD. We have also established a chair for the study of sleep medicine at Harvard Medical School.
•Capitalize on Broader Sleep and Breathing Health Adjacencies. Our evolution is designed to capitalize on key macro trends, including the enhanced spotlight on sleep apnea due to pharmaceuticals and consumer technology. Through our brand leadership and expertise, we are positioned to serve large, unmet needs in insomnia, COPD and other respiratory and related conditions. Research supported by Resmed has demonstrated that the addition of non-invasive ventilation to patients with severe COPD who are receiving oxygen therapy provides meaningful clinical benefits to the patient and the broader healthcare system. We are committed to ongoing innovation of our breathing health products, providing advanced and expanded integrations of our therapy-based software solutions, including AirView, enabling clinicians to remotely monitor patients on some ventilation devices and bilevel devices. Additionally, studies have established a clinical association between OSA and both stroke and chronic heart failure and have recognized sleep apnea as a cause of hypertension or high blood pressure. Research also indicates that sleep apnea is independently associated with glucose intolerance and insulin resistance. We maintain close working relationships with prominent physicians to explore new medical applications for our products and technology.
•Invest in an Integrated, Intelligent Digital‑Health Ecosystem Delivered at Home. Digital enablement is central to our strategy. Our secure cloud-based digital health applications, along with our devices, are designed to provide connected care to improve patient outcomes and efficiencies for our customers, allowing fewer professionals to manage more patients and empowering patients to track their own health outcomes. We can

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
leverage our installed base of more than 30 million patients using cloud‑connected devices on AirView and over 10 million patients registered to our myAir platform to enable personalized, efficient and data‑driven care. Our own efforts to drive increased therapy adoption, as well as increased adoption through use of wearables with sleep monitoring functionality, will allow us to further build upon our data advantage.
•Align Solutions to Enable Smarter, Connected Care. Our leading Residential Care Software solutions are a key enabler of our Sleep and Breathing Health business, driving revenue synergies, contributing to demand generation and providing cohesion and interoperability for our AI-driven digital platform. We are connecting capabilities across the platforms in these residential care settings to help our customers be more efficient, better serve people, keep them out of hospital, and provide care in lower-cost, higher-quality care settings. Today, our Residential Care Software solutions support residential care providers serving more than 160 million individual patient accounts.
Products
Our portfolio of products includes devices, diagnostic products, mask systems, headgear and other accessories, dental devices, and cloud-based software and informatics solutions. For purposes of the following discussion, we generally refer to our air flow generators and ventilators collectively as devices.
Devices
We produce cloud-connected CPAP, automatic positive airway pressure, or APAP, bilevel, adaptive servo-ventilation, or ASV, and HFT devices that deliver positive airway pressure through a patient interface, either a mask or cannula. Our APAP, devices, known as AutoSet, are based on a patented technology to monitor breathing and can also be used in the diagnosis, treatment and management of OSA in some countries. During fiscal year 2017, we launched AirMini, a small portable CPAP combining the same proven therapy modes used in our APAP devices with waterless humidification enabling portable convenience. During fiscal year 2021, we launched our new platform of connected CPAP and APAP devices, AirSense 11, which introduced new features such as a touch screen, algorithms for patients new to therapy, and digital enhancements, such as over-the-air update capabilities. Devices in total accounted for approximately 52%, 52%, and 54% of our net revenues in fiscal years 2025, 2024, and 2023, respectively.

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

Mask Systems, Diagnostic Products, Accessories and Other Products
Masks, diagnostic products and accessories together accounted for approximately 36%, 35%, and 34% of our net revenues in fiscal years 2025, 2024, and 2023, respectively.
Mask Systems
Mask systems are one of the most important elements of sleep apnea treatment systems. Masks are a primary determinant of patient comfort and as such may drive or impede patient compliance with therapy. We have been a consistent innovator in nasal, nasal pillows, and full-face masks, by improving patient comfort while minimizing size and weight.
The table below provides an overview of our frontline mask systems by category.

CATEGORY	DESCRIPTION
Minimalist
AirFit F40, AirFit F30, AirFit P10, and AirFit N30 minimalist masks feature our lightest, lowest profile designs. The features of these masks are focused on minimizing contact with the patient’s face to reduce red marks and irritation.

Freedom	AirFit N30i, AirFit X30i, AirFit P30i, and AirFit F30i freedom masks, which feature top-of-head tubing design allowing flexibility to easily switch sleep positions.
Ultra Soft	The AirTouch N30i, AirTouch F20 and AirTouch N20 masks feature soft and breathable materials designed to enhance CPAP mask comfort.
Universal Fit
AirFit F20 and AirFit N20 masks are designed to fit a wide range of faces due to the InfinitySeal silicone cushion that adapts to unique facial contours, which increases comfort, improves fit and reduces leakage.

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
Diagnostic Products
We market sleep recorders for the diagnosis and titration of sleep apnea in sleep clinics, hospitals, and at home. These diagnostic systems record relevant respiratory and sleep data, which can be analyzed by a sleep specialist or physician who can then tailor an appropriate OSA treatment regimen for the patient.

PRODUCTS	DESCRIPTION
ApneaLink Air	A portable diagnostic device that measures oximetry, respiratory effort, pulse, nasal flow and snoring. It works with AirView Diagnostics to provide comprehensive diagnostic solution to clinicians.
NightOwl	A portable, cloud-connected, fully disposable diagnostic device that measures AHI based on derived peripheral arterial tone, actigraphy, and oximetry over several nights.
EasyCare Tx	A comprehensive sleep lab solution that treats a range of patients, designed to support comfortable, uninterrupted sleep for effective titration.
Connected Solutions and Other Products
We have a suite of products that are designed to allow fewer professionals to manage more patients and empower patients to track their own health outcomes. We are expanding our cloud-based patient management and engagement platforms, such as AirView and other systems used by providers, enabling remote monitoring, over-the-air trouble shooting, changing of device settings, as well as automated patient coaching through a text, email, or interactive voice phone call and myAir, a patient engagement application that provides sleep data, a daily score based on a user's previous night’s data and coaching for patients.

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
Residential Care Software Products
We provide Residential Care Software products designed to support the professionals and caregivers helping people stay healthy in the home or care setting of their choice. Residential Care Software revenue accounted for approximately 12% of our net revenue in each of fiscal years 2025, 2024, and 2023.

PRODUCTS	DESCRIPTION
Brightree solutions
Brightree enables residential care organizations to improve their business performance and deliver better health outcomes. As an industry-leading cloud-based healthcare IT company, Brightree provides solutions and services for thousands of organizations in home medical equipment and pharmacy, orthotic and prosthetic, and home infusion.

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
MEDIFOX DAN solutions
MEDIFOX DAN’s software solutions are used by residential care providers in Germany, especially home health and nursing home providers, and enable providers to achieve operating efficiencies and deliver better patient care and outcomes.

Product Development and Clinical Trials
We have a strong track record of innovation in the sleep and breathing health markets. In 1989, we introduced our first CPAP device. Since then, we have been committed to an ongoing program of product advancement and development. Currently, our product development and clinical trial efforts are focused on not only improving our current product offerings and usability, but also expanding into new digital product applications.

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
Across the sleep and breathing health platforms, we support clinical trials in many countries including the U.S., Canada, Germany, France, the United Kingdom, Switzerland, Netherlands, Spain, Portugal, Sweden, Denmark, Iceland, Argentina, Chile, China, Republic of Korea, Japan, Malaysia, Singapore, and Australia to develop new clinical applications for our technology. We also continue to support some of the largest sleep apnea studies in history by performing advanced statistical analyses on millions of real-world, de-identified, clinical data points collected through our cloud-connected devices and patient engagement tools. These studies provide clinical insights around patient management, device settings, and predictors of patient adherence that inform our product development efforts. Some of the more recent real-world studies point to a link between PAP adherence and reduced mortality among patients with OSA.
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
United States, Canada, and Latin America. Our products are typically purchased by a HME provider who then sells the products to the patient. The decision to purchase our products, as opposed to those of our competitors, is made or influenced by one or more of the following individuals or organizations: prescribing practitioners; HME providers; insurers (both private and public); and patients. In the U.S., Canada, and Latin America, our sales and marketing activities are conducted through a field sales organization made up of regional territory representatives, program development specialists and regional sales directors. Our field sales organization markets and sells products to HME provider branch locations throughout the U.S., Canada, and Latin America.
We also directly educate physicians and sleep clinics about our products. Patients who are diagnosed with OSA or another respiratory condition and prescribed our products are typically referred by the diagnosing physician or sleep clinic to a HME provider to fill the prescription. The HME provider, in consultation with the referring practitioner, will assist the patient in selecting the equipment, fit the patient with the appropriate mask and set the device pressure to the prescribed level.
Our Residential Care Software solutions are sold to providers of healthcare in various residential care settings. We market and sell our Brightree business management software and service solutions to providers in the U.S. Our primary markets are HME, pharmacy, home infusion, orthotics and prosthetics. Our sales activities for Brightree products are conducted through an employee sales organization made up of strategic account managers, sales engineers and sales directors. We develop, market, and sell our MatrixCare care management and related ancillary solutions to providers in the U.S. and our primary customers are senior living; skilled nursing; life plan communities; home health, home care, and hospice agencies as well as related accountable care organizations. Our MatrixCare management solutions are primarily sold through direct sales and ancillary solutions are sold both through direct sales and channel sellers.
Combined Europe, Asia, and other markets. We market our products in most major countries in combined Europe, Asia and other geographies. We have wholly owned subsidiaries in Australia, Austria, China, Czech Republic, Denmark, Finland, France, Germany, India, Ireland, Japan, Korea, Netherlands, New Zealand, Norway, Poland, Sweden, Switzerland, Taiwan, Thailand, and the United Kingdom. We use a combination of our direct sales force and independent distributors to sell our products in combined Europe, Asia, and other regions. We select independent distributors in each country based on their knowledge of respiratory medicine and a commitment to treatment of sleep apnea with our therapy. In countries where we sell our products directly, a local senior manager is responsible for direct national sales. In many countries, we sell our products to HME providers or hospitals who then sell the products to the patients. In Germany, Australia, New

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
Zealand, and South Korea, we also operate home healthcare businesses, providing products and services directly to patients through a vertically integrated network.
We only sell our Residential Care Software products in the U.S. and Germany.
Manufacturing
We operate a globally distributed manufacturing network designed to optimize quality, control costs, reduce time to market for new product introduction, and generate supply chain resilience. Our manufacturing operations consist of specialist component production as well as technical assembly and comprehensive testing and quality control of our devices, masks, and accessories. Of the numerous raw materials, parts and components purchased for our therapeutic and diagnostic sleep disorder products, many are available from multiple vendors. We also purchase uniquely configured components from various suppliers, including some who are single-source suppliers for us. Any reduction or halt in supply from one of these suppliers could limit our ability to manufacture our products or devices until a replacement supplier is found and qualified. We generally manufacture to our internal sales forecasts and fill orders as received. We strive for continuous improvement in manufacturing processes to deliver year-on-year improvement in quality, availability and value. Each manufacturing site and team are responsible for the quality of their product group and decisions are based on performance and quality measures, including customer feedback.
Resmed's supply chain may be impacted by periodic transport disruptions and supply constraints on certain raw materials and electronic components, including semiconductor chips and magnets. Such disruptions or constraints impact our ability to manufacture products in quantities and in the time necessary to satisfy global customer demand, which could negatively impact our results of operations.
Further, we source many components and materials for our products from and manufacture our products in various countries. Changes to trade policy, including tariff measures introduced in February 2025, may drive new inflation risks in our supply chain for these components and materials. On April 5, 2025, U.S. Customs and Border Protection issued a Notice of Implementation confirming that current tariff relief for products like ours continues. The current impact of global tariffs is dynamic, however. If reciprocal tariffs go into widespread effect, they could have a material impact on our business and financial statements through interruption of supply chains, increases in our costs as our suppliers deal with an uncertain global trade environment or an increase or disruption of global shipping.
Our quality management system is based upon the requirements of ISO 13485, Food and Drug Administration, or FDA, Quality System Regulation, or QSR, being replaced by the new FDA Quality Management System Regulation, or QMSR, effective February 2, 2026, European Medical Device Regulation, or MDR, the Medical Device Directive (93/42/EEC) and other applicable regulations for the markets in which we sell. Our main manufacturing sites are certified to ISO 13485 and are audited at regular intervals by a Notified Body. Additionally, our Sydney, Tuas, San Diego, Atlanta, and Moreno Valley sites are certified under the Medical Device Single Audit Program or MDSAP, an audit of medical device manufacturers’ quality management system to satisfy multiple regulatory requirements. MDSAP audits are conducted by a MDSAP recognized auditing organization and can fulfill the needs of multiple regulatory jurisdictions (e.g., Australia, Brazil, Canada, Japan, and the U.S.). Our Sydney and Singapore manufacturing operations operate an Environmental Management System (EMS) certified to ISO 14001:2015. We are progressively extending the EMS across our manufacturing network.
Our main manufacturing facilities for Resmed-branded products are located in Tuas, Singapore; Sydney, Australia; Chatsworth, California; Calabasas, California; Johor Bahru, Malaysia; and Atlanta, Georgia. The principal factory for our Curative-branded products is in Suzhou, China. Our Narval-branded products are manufactured in Lyon, France. Refer to Item 2 for additional details on these properties. We will continue to expand and balance volume across our network to meet scale, cost, resilience, and environmental performance objectives, and to meet the needs of customers and patients.
Third-Party Coverage and Reimbursement
The cost of medical care in many of the countries in which we operate is funded in substantial part by government and private insurance programs. In Germany and Korea, we receive payments directly from these payors. While we do not generally receive direct payments for our products from payors in other countries, our success largely depends on the ability of patients to obtain coverage and our customers to obtain adequate reimbursement from those payors.

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
In the U.S., our products are purchased primarily by HME providers, health systems, or sleep clinics, who invoice third-party payors directly for reimbursement. Domestic third-party payors include government payors such as Medicare and Medicaid and commercial health insurance plans. These payors may deny coverage and reimbursement if they determine that specific defined coverage criteria are not met or that a device is not used in accordance with certain covered treatment methods, or is experimental, or not deemed reasonable and necessary. Additionally, our recent acquisition of VirtuOx will now require us to bill both commercial and governmental payors in the U.S. for diagnostic testing and interpretation services. As an IDTF, VirtuOx is subject to various enrollment, coverage and billing requirements by Medicare, state Medicaid Programs, other governmental payors, and commercial health insurance plans. Payors may deny coverage and reimbursement for VirtuOx’s services if they determine that specific defined coverage criteria are not met or that the services are not medically necessary. VirtuOx experiences frequent government payor audits and while we believe that our billing is appropriate, such audits incur business expenses and decisions may not always be favorable.
The long-term trend towards cost-containment, through managed healthcare, or other legislative proposals to reform healthcare, could control or significantly influence the purchase of healthcare services and products and could result in lower prices for our products and services. In some countries, such as France, Germany, and Japan, government reimbursement is currently available for the purchase or rental of our products, subject to constraints such as price controls or unit sales limitations. In Australia, China, and some other countries, there is currently limited or no reimbursement for devices that treat OSA.
Healthcare reform in the U.S. continues to bring significant changes to the third-party payor landscape. The DMEPOS Competitive Bidding Program was mandated by Congress through the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA). In 2011, the Centers for Medicare & Medicaid Services, or CMS, implemented the Durable Medical Equipment, Prosthetics, Orthotics and Supplies (DMEPOS) competitive bidding program, which included durable medical equipment purchasers of our CPAP and respiratory assist devices (or bilevel devices), and related supplies and accessories. Under the program, DMEPOS suppliers compete to become Medicare contract suppliers by submitting bids to furnish certain items in competitive bidding areas (CBAs). The lower payment amounts resulting from the competition may replace the Medicare fee schedule amounts for the bid items in these areas. CMS is required by law to recompete these contracts at least once every three years and to roll out the competitive bidding process nationally or adjust prices in non-competitive bidding areas to match competitive bidding prices. The implementation of the competitive bidding program has resulted in reduced Medicare payment for CPAP and respiratory assist devices, and related supplies and accessories in both competitive bidding areas and non-competitive bidding areas.
The last round of competitive bid contracts lapsed, effective January 1, 2019. CMS then removed 13 product categories, including CPAP and respiratory assist devices (or bilevel devices), from the Round 2021 Competitive Bidding Program competition. As a result, these products are currently subject to a temporary gap period during which any Medicare-enrolled DMEPOS suppliers may furnish DMEPOS items and services to patients. Payment for Medicare-enrolled DMEPOS suppliers in former CBAs is based on 100% of the single payment amount, for the CBA increased by the projected percentage change in the Consumer Price Index for all Urban Consumers (CPI-U) from January 2023 to January 2024. The temporary gap period for all DMEPOS CBPs has recently ended with the announcement of new regulations reinstating competitive bidding in the U.S. As a consequence, we expect that CMS will initiate the next round of the DMEPOS Competitive Bidding Program after the agency completes the formal public notice and comment rulemaking process.
For items furnished in non-CBAs, fees are based on fully-adjusted rates per the applicable methodology under Code of Federal Regulations Title 42 414.210 (g).

Other legislative changes have been proposed and adopted since the Affordable Care Act (ACA) was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 but were subject to a temporary suspension. The Protecting Medicare and American Farmers From Sequester Cuts Act was signed into law December 10, 2021. The law extended the 2% Medicare sequester moratorium through March 31, 2022, adjusted the sequester to 1% between April 1, 2022, and June 30, 2022, and reinstated the full 2% sequestration cut which began on July 1, 2022 and continues until further notice. The payment reduction applicable to healthcare providers applies to the approved Medicare payment amount, after the deductible and coinsurance are applied. The reduction in payment does not affect the 20% coinsurance owed by the patient. The sequestration order covers all payments for services with dates of service on or after July 1, 2022. On March 9, 2024, President Biden signed the Consolidated Appropriations Act, 2024,

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
which included a 2.93% update to the CY 2024 Physician Fee Schedule (PFS) Conversion Factor (CF) for dates of service March 9 through December 31, 2024. This replaced the 1.25% update provided by the Consolidated Appropriations Act of 2023. On November 1, 2024, CMS issued a rule finalizing changes for Medicare payments under the PFS and other Medicare Part B policies, effective on or after January 1, 2025. Under this final rule, the average payment rates under the PFS would be reduced by 2.93% in CY 2025, removing the temporary increase in payment for CY 2024. This amounts to an estimated CY 2025 PFS conversion factor of $32.35, a decrease of $0.94 from the CY 2024 conversion factor of $33.29, resulting in lower Medicare payments to Part B suppliers. As discussed immediately below, however, the One Big Beautiful Bill Act includes a 1-year, 2.5% increase to the PFS for 2026, which temporarily addresses the 2025 payment cuts.
Most recently, on July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the Bill), which among other things, cuts federal Medicaid funding by $930 billion over ten years but provides reimbursement rate increases for providers. Notably, however, the Bill is projected to increase the federal deficit, which may lead to mandatory Medicare cuts and reduction in payments to providers in the future. The Bill also makes changes to the ACA that could reduce enrollment, including shortening enrollment periods and eliminating automatic re-enrollment.
Additionally, in 2022, the Department of Veterans Affairs, or VA, proposed an adjustment through regulation to amend the previously adopted schedule of VA ratings for sleep apnea. Specifically, the proposed rule would remove in its entirety the current 30% disability rating for veterans exhibiting excessive daytime sleepiness and instead replacing it with a 10% disability rating for veterans with a sleep apnea diagnosis with incomplete relief (as determined by a sleep study) with treatment including a CPAP machine, and further, remove the automatic 50% disability rating for veterans with a documented need for a CPAP machine (50% disability would instead require that the veteran have a sleep apnea diagnosis with ineffective treatment, as determined by a sleep study, or who is unable to use treatment due to comorbid conditions, without end-organ damage). The VA has not yet changed its ratings criteria but it could happen in calendar year 2025. If the changes are implemented, veterans who were rated for sleep apnea before the change in criteria will be grandfathered and retain their rating. However, all veterans filing new claims on and after the change in ratings criteria would be evaluated under the new criteria. The VA has not yet adopted these changes to the disability ratings system for sleep apnea but should this proposal, or another similar proposal to limit disability ratings be adopted, fewer veterans may pursue treatment of sleep apnea using CPAP or more veterans would claim ineffective treatment with CPAP to obtain a higher rating. The legislative landscape is complex and changes with the influence of one party or the other. The Trump Administration has issued many executive orders and new policy initiatives in 2025, including those impacting the healthcare and life sciences industry. We expect that new legislation, agency rules, and policy changes, including potential changes to the ACA, Medicaid funding, and other healthcare reform measures including flow down impacts from the Bill, may be adopted in the future and may result in additional reductions in Medicare, Medicaid and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for our products and services. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may have a material adverse impact on our revenues, profit margins, profitability, operating cash flows and results of operations.
Service and Warranty
We generally offer either one-year or two-year limited warranties on our devices. In some regions and for certain customers we also offer extended warranties on our devices for one to three years in addition to our limited warranty. Warranties on mask systems are typically 90 days. Our distributors either repair our products with parts supplied by us or arrange shipment of products to our facilities for repair or replacement. We receive returns of our products from the field for various reasons. We believe that the level of returns experienced to date is consistent with levels typically experienced by manufacturers of similar devices. We record reserves for warranties and returns based on historical data.
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
RESMED INC. AND SUBSIDIARIES
Our primary Sleep and Breathing Health competitors include Philips BV; Fisher & Paykel Healthcare Corporation Limited; DeVilbiss Healthcare; Apex Medical Corporation; BMC Medical Co. Ltd.; React Health Corporation; Jiangsu Yuyue Medical Equipment & Supply Co., Ltd, and Lowenstein Medical SE & Co. KG plus regional and new-entrant manufacturers.
Our products compete with surgical procedures, nerve stimulation devices, and dental appliances designed to treat OSA and other sleep apnea-related respiratory conditions. The adoption of new pharmaceuticals to treat obesity, a typical comorbidity of OSA, could impact our ongoing or future sales. For example, injectable glucagon-like peptide-1, or GLP-1, weight loss drugs may lower the occurrence of obesity, eventually reducing the severity of OSA, if significant weight loss is maintained. Injectable weight loss drugs have been approved for treatment of OSA in patients with obesity and moderate to severe OSA and are being marketed by physicians and to consumers. Oral versions of these drugs are reportedly under development and may be approved for the treatment of OSA. The development of new or innovative drugs, procedures, devices, or alternative therapies by others could result in our products becoming obsolete or noncompetitive, which would harm our revenues and financial condition.
For our Residential Care Software business, competition is also intense, rapidly evolving, and subject to changing technology, low barriers to entry, shifting customer needs, and frequent introductions of new products and services. Many of our customers use systems developed in-house to run their businesses. The development of new or innovative software solutions by others could result in our solutions becoming obsolete or noncompetitive, which would harm our revenues and financial condition.
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
Patents and Proprietary Rights and Related Litigation
We rely on a combination of patents, designs, trademarks, trade secrets, copyrights, and non-disclosure agreements to protect our proprietary technology and rights. Some of these patents, patent applications, and designs relate to significant aspects and features of our products. We believe the combination of these rights, in aggregate, are of material importance to each of our businesses. Through our various subsidiaries, as of the date of this report, we own or have licensed rights to approximately 10,000 pending, allowed or granted patents and designs globally. Patents and designs have various statutory terms based on the legislation in individual jurisdictions which may be subject to change. Of our patents and designs, approximately 640 U.S. patents and designs and approximately 1,450 foreign patents and designs are due to expire in the next five years. We believe that the expiration of these patents will not have a material adverse impact on our competitive position.
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
Government Regulations
FDA
Our products are subject to extensive regulation particularly as to safety, efficacy and adherence to FDA QSR, and related manufacturing standards. Medical device products are subject to rigorous FDA and other governmental agency regulations in the U.S. and similar regulations of foreign agencies abroad. The FDA regulates the design, development, research, preclinical and clinical testing, introduction, manufacture, advertising, labeling, marking, packaging, marketing, distribution, import and export, and record keeping for our products, in order to ensure that medical products distributed in the U.S. are safe and effective for their intended use. In addition, the FDA is authorized to establish special controls to

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
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
Unless an exemption applies, the FDA requires that a manufacturer introducing a new medical device, certain modifications thereof, or a new indication for use of an existing medical device obtain either a Section 510(k) premarket notification clearance, a premarket approval, or PMA, or a de novo approval, and pay a user fee, before introducing it into the U.S. market. The type of marketing authorization is generally linked to the classification of the device, as well as whether or not a similar or “predicate” device exists to support a 510(k) application. The FDA classifies medical devices into one of three classes (Class I, II or III) based on the degree of risk the FDA determines to be associated with a device and the level of regulatory control deemed necessary to ensure the device’s safety and effectiveness. Certain software products may also be classified as a medical device.

Our devices currently marketed in the U.S. are marketed pursuant to 510(k) pre-marketing clearances and are either Class I or Class II devices. Certain of our software products may be classified as medical devices requiring a pre-marketing clearance or approval while others may not be medical devices, are medical devices that are exempt from the 510(k) process, or will be commercialized under FDA’s current policy of enforcement discretion. The process of obtaining a Section 510(k) clearance generally requires the submission of performance data and may require clinical data, which in some cases can be extensive, to demonstrate that the device is “substantially equivalent” to a predecessor device that was (a) legally marketed in the U.S. before the 1976 Medical Device Amendments that established the 510(k) pathway or (b) brought to market after 1976 pursuant to the 510(k) pathway. Such a predecessor device is referred to as “predicate device.” Devices that do not have such a predicate are typically classified as Class III by default and are required to undergo the stringent PMA pathway that includes provision of clinical evidence and trials. The PMA process, which is reserved for new devices that are not substantially equivalent to any predicate device and for high-risk devices or those that are used to support or sustain human life, may take several years and require the submission of extensive performance and clinical information. However, a sponsor may apply to the FDA to reclassify devices that do not have predicates to Class I or II if the device is of low to moderate risk. If the FDA grants the application, such a device is termed a “de novo” device and is evaluated through the somewhat more flexible de novo approval pathway. As a result, FDA clearance and approval requirements may extend the development process for a considerable length of time. In addition, in some cases, the FDA may require additional review by an advisory panel, which can further lengthen the process. Finally, there may be instances where the products we sell as a result of an acquisition are subject to further FDA review and clearance.
Medical devices can be marketed only for the indications for which they are cleared or approved. After a device has received 510(k) clearance for a specific intended use, any change or modification that significantly affects its safety or effectiveness, such as a significant change in the design, materials, method of manufacture or intended use, may require a new clearance or approval and payment of an FDA user fee. The determination as to whether or not a modification could significantly affect the device’s safety or effectiveness is initially left to the manufacturer using available FDA guidance; however, the FDA may review this determination to evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing and recall the modified device until clearance or approval is obtained. The manufacturer may also be subject to significant regulatory fines or penalties.
Any devices we manufacture and distribute pursuant to exemption, clearance or approval by the FDA are subject to pervasive and continuing regulation by the FDA and certain state agencies in the U.S. These include product listing and establishment registration requirements, which help facilitate FDA inspections and other regulatory actions. As a medical device manufacturer, all of our manufacturing facilities are subject to inspection on a routine basis by the FDA. We are required to adhere to applicable regulations setting forth detailed cGMP requirements, as set forth in the QSR, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all phases of the design and manufacturing process. Noncompliance with these standards can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, refusal of the government to grant clearance or approval of devices, withdrawal of marketing approvals and criminal prosecutions. We believe that our design, manufacturing and quality control procedures comply with the FDA’s regulatory requirements.
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
Sales of medical devices and software outside the U.S. are subject to regulatory requirements that vary widely from country to country.
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

The federal Civil Monetary Penalties Law prohibits, among other things, the offering or transferring of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of items or services reimbursable by Medicare or a state healthcare program, unless an exception applies. As a medical device manufacturer, the beneficiary inducement prohibition under the Civil Monetary Penalties Law did not directly apply to us (unless we engaged in activities that influenced a Medicare or Medicaid beneficiary to select a particular provider, practitioner or supplier); however, following our acquisition of VirtuOx, a Medicare supplier, we will be directly subject to the beneficiary inducement prohibition if we provide any remuneration to a Medicare or Medicaid beneficiary that is intended to or that we should know would be likely to influence that beneficiary to select VirtuOx as their supplier.

The Federal Physician Self-Referral Law, or the Stark Law, 42 U.S.C. 1395n, is a strict liability statute that prohibits a physician (or an immediate family member of a physician) who has a financial relationship with an entity from referring patients to that entity for certain designated health services, or DHS, payable by Medicare (and in some cases, Medicaid), unless an exception applies. The Stark Law also prohibits such an entity from presenting or causing to be presented a claim to Medicare for DHS provided pursuant to a prohibited referral, and requires the timely refund of collections related to any such prohibited claims. While VirtuOx is a Medicare-enrolled supplier, it currently bills only for the following CPT Codes: 94762, 95819, 95800, G0399, 93229, 93228, 93268, 93271, 93286, 93224, 93243, 93241, 93247, and 93245. None of these codes appear on the CMS DHS Code List, and therefore, we are not currently subject to the Stark Law by virtue of our acquisition of VirtuOx. However, we will need to monitor our VirtuOx offerings in the future and if we choose to offer any DHS, we will be subject to the Stark Law.
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

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
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
FCPA and Other Anti-Bribery and Anti-Corruption Laws
The U.S. Foreign Corrupt Practices Act, or FCPA, prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA includes interactions with certain healthcare professionals in many countries, either directly or through our contracted distributors. On February 10, 2025, the Trump Administration issued Executive Order “Pausing Foreign Corrupt Practices Act Enforcement to Further American Economic and National Security”, which paused federal investigations and enforcement actions brought under the FCPA for a period of 180 days. Subsequently, the Department of Justice issued new FCPA enforcement guidelines ending the temporary pause, emphasizing that enforcement will align with U.S. economic interests and national security. Most of the conduct chargeable under the FCPA will also constitute crimes under other laws, such as the U.S. wire fraud statute and the SEC’s civil enforcement authority. Foreign laws prohibiting bribery of a government official will also continue to apply.
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
In some of our operations, such as those involving our cloud-based software digital health applications, we are a business associate under HIPAA, requiring us to comply with the terms of the business associate agreements we have with our covered entity customers. Additionally, by virtue of our acquisition of VirtuOx, and expanded efforts to reach patients seeking treatment, we are also subject to the rules applicable to a covered entity. Therefore, we are required to comply with

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
the HIPAA Security Rule, Breach Notification Rule and certain provisions of the HIPAA Privacy Rule. We are limited by HIPAA with respect to our use and disclosure of protected health information created or received and could potentially face significant civil and criminal penalties if the Department of Health and Human Services Office for Civil Rights (OCR), or any state Attorney General, were to determine that we failed to comply with the applicable HIPAA standards.
In addition to federal privacy and security regulations, there are a number of state laws governing confidentiality and security of personal information that are applicable to our business. For example, the California Consumer Privacy Act, effective on January 1, 2020, as amended by the California Privacy Rights Act, or collectively, the CCPA, was the first of a series of state privacy laws designed to provide California residents expanded rights with regard to their personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context. CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and the CCPA may increase our compliance costs and potential liability. Further, since 2020, more than one-third of U.S. states have adopted—and other states are proposing to adopt— their own comprehensive data protection laws, with varying implementation dates. The application of the laws and the requirements contained therein is not uniform. Although the majority of these omnibus state laws exclude business data, we may be required to undertake additional compliance investment to evaluate the application of these laws to our business and to implement compliance measures and potentially change our business processes. If we are subject to or affected by HIPAA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
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
In addition, the European Union General Data Protection Regulation, or GDPR, went into effect in May 2018. The United Kingdom, or the UK, has adopted the UK General Data Protection Regulation, or UK GDPR; the EU GDPR and UK GDPR are herein collectively referred to as GDPR. The GDPR imposes stringent data protection requirements for the processing of personal data, whenever GDPR applies to such processing, such as certain processing in the EEA, or in the UK. The GDPR increases our obligations, for example, by requiring more robust disclosures to individuals, strengthening individual data rights, instituting procedures for mandatory data breach notifications to regulators within a short timeframe, limiting retention periods and secondary use of information (including for research purposes), increasing requirements pertaining to health data and pseudonymized (i.e., key-coded) data and imposing additional obligations when we contract with third party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EEA or UK, including to the U.S.; legal developments continue to create complexity regarding such transfers of personal data from the EEA or UK to the U.S. For example, the European Commission and UK standard contractual clauses under which entities may transfer personal data from the European Union and the UK require us to evaluate such data transfers on a case-by-case basis to ensure continued permissibility under current law and consistent with the standard contractual clauses. GDPR provides that EEA member states and the UK may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs to increase and harm our business and financial condition. Failure to comply with the requirements of GDPR and the applicable national data protection and marketing laws of the EEA member states may result in fines of up to €20.0 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties as well as individual claims for compensation.
Further, the UK GDPR also provides for significant data protection fines up to the greater of £17.5 million or 4% of global turnover.
In addition, EEA member states and the UK may modify or impose additional conditions to be able to transmit electronic marketing communications.

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
Numerous other state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of patient health information and other personal information. In addition, Congress and some states are considering new laws and regulations that further protect the privacy and security of medical records or medical information. All 50 states and the District of Columbia have passed laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected customers. The Federal Trade Commission, or FTC, and states’ Attorneys General have also brought enforcement actions and prosecuted data breach cases as unfair and/or deceptive acts or practices under the FTC Act. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information. These laws may apply directly to our business or indirectly by contract when we provide services to other companies. Both the FTC and the OCR have focused on the use of online tracking technologies that collect personal information and protected health information as an enforced priority. We intend to continue to comprehensively protect all personal information and to comply with all applicable laws regarding the protection of such information, including with respect to online tracking.
Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to implement additional mechanisms to comply with the new data protection rules. With respect to VirtuOx, for instance, we will need to meet HIPAA's requirements for covered entities and support this additional privacy function. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations, damage our reputation and customers’ trust.
Artificial Intelligence, or AI, Laws
Our services and products may use AI now or in the future. The regulatory landscape for AI is changing rapidly, with both domestic and international activity.
There is currently no comprehensive federal legislation in the U.S. concerning the use, development, or deployment of AI. Despite the lack of comprehensive legislation, federal regulators are continuing to pursue AI-related enforcement actions under existing federal laws. For example, the Securities and Exchange Commission has pursued several enforcement actions against companies that are alleged to have made false or misleading statements about their AI capabilities, referred to as AI washing, in violation of the Securities Exchange Act. In addition to existing federal laws, federal regulators have also issued guidance concerning the use, development, or deployment of AI. For example, the FDA has issued a variety of guidance on the regulation of AI tools, including guidance on Software as a Medical Device, or SaMD, and clinical decision support, or CDS, software.
There are also a number of state laws governing the use, development, or deployment of AI that may be applicable to our business. For example, the Colorado AI Act, or the Act, with compliance obligations taking effect on February 1, 2026, regulates the development, substantial modification, or deployment of AI in Colorado. The Act regulates the use of high-risk AI systems, defined as systems that make or are a substantial factor in making a decision that has a material legal or similarly significant effect on the provision or denial to any consumer of, or the cost or terms of: education enrollment or opportunity, employment or an employment opportunity, a financial or lending service, an essential government service, healthcare services, housing, insurance, or legal services. The Act requires periodic impact assessments for high-risk AI systems and mandates the disclosure of algorithmic discrimination events to the State Attorney General. A number of other states have enacted laws that are more limited in scope and may impose certain transparency or disclosure obligations.
In addition, Regulation (EU) 2024/1689 on harmonized rules on artificial intelligence, or the EU AI Act, went into effect in August 2024. The EU AI Act aims to establish a comprehensive regulatory framework for AI. The EU AI Act prohibits the use of AI systems that present unacceptable risk to fundamental rights or public safety. Non-prohibited AI systems may be subject to stringent requirements depending on the level of risk presented, including mandatory risk assessments, transparency obligations, and human oversight. Failure to comply with the requirements of the EU AI Act and the applicable national laws of the EU member states may result in fines of up to €35.0 million or up to 7% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Numerous other countries have adopted or are considering similar frameworks to regulate the use, development, or deployment of AI.

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
We intend to continue to monitor developments regarding the use of AI that could be relevant to our products and services, and comply with all applicable laws regarding the use, development, or deployment of AI. Compliance with these and any other applicable AI laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with new AI laws and regulations. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations, damage our reputation and customers’ trust.
Human Capital
At Resmed, our mission of transforming patient care in the residential setting through innovative solutions and technology-driven integrated care is largely achieved by our continuous efforts to ensure that we prioritize fostering an inclusive environment that helps our people and our patients achieve success. Our culture is designed to unlock the potential, skills, engagement and creativity of our people. Our Code of Business Conduct & Ethics, values and ethical business practices and policies directly impact workplace behavior and communication, and address discrimination and harassment, health and safety, and employee engagement, supporting talent attraction, retention, and development.
Our board of directors and its committees provide general oversight on a range of our human capital management efforts. This includes environmental, social, and governance efforts addressed below.
As of June 30, 2025, we had approximately 10,600 employees, of which approximately 4,240 were employed in cost of sales activities including areas such as warehousing and manufacturing, 1,990 in research and development and 4,370 in sales, marketing and administration. Of our employees, approximately 3,250 (31%) were located in the U.S., Canada and Latin America, 3,250 (31%) in Asia, 1,570 (14%) in Australia and 2,530 (24%) in Europe. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel that represent the world we live in, in every way. Resmed’s average global turnover rate for fiscal year 2025 was approximately 12%.
Our Community
We are committed to the success of our employees and our patients. This commitment is integral to how we collaborate and communicate, in the policies we establish, and in our product design. Our dedication drives transformation in our patients' healthcare, improving lives globally. Our social sustainability team focuses on people practices, developing solutions and programs that enhance our business and brand success. Our objectives during this year focused on product design and raising awareness through discussions on accessibility design for our products. We also expanded global mentorship opportunities and offered quarterly micro-learnings on many topics. Additionally, our team broadened its outreach efforts, collaborating with employee resource groups, or ERGs, and global site leaders to create a global giving program supporting science, technology, engineering, and mathematics, or STEM, health, and sleep awareness initiatives.
Employee Resource Groups. We continue to place a high value on initiatives that create community, learning and volunteer opportunities for our employees. Our global network comprises nineteen employee-driven ERGs that are instrumental in advancing the success of our patients and employees. On average, we host one event per week, accessible to all employees on a purely voluntary basis to encourage learning and community involvement.
Learning and Development of Inclusion Values. Our leaders across the organization work directly with our People team to improve team dynamics and collaboration. We offer various resources for leaders to leverage in their workshops and sessions. Over the past year, we sustained and expanded the reach of our global mentorship initiatives and launched a reverse mentorship program fostering intergenerational learning with work and technology. We also delivered enterprise-wide trainings and quarterly learning sessions.
Strategic Inclusive Development. Every year, employees apply or are nominated by their leaders to sit on our global council that advises on, and promotes, our inclusion efforts. The council aims to share developments and gather feedback from representatives across a wide representation of functions and office locations. We are also actively defining and streamlining internal language and partnerships in product design, medical research, mask testing, social media, and patient outreach to ensure accessibility and inclusivity are prioritized.
Leadership Engagement. Each ERG is supported by one to two Executives that serve as a network of champions and help kick off events, attend, advertise, and share learnings with their wider teams. They meet collectively every quarter to share impressions, give feedback, and provide ideas on the goal of developing our people.

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
Community Outreach & Giving Back. This year, we expanded our community support efforts by designing a giving program to better track and report our efforts, ensuring we provide meaningful support to the communities surrounding our offices.
Sourcing and Recruiting. We train our recruiting workforce on the importance of building a talent pipeline that fosters creativity and ingenuity by leveraging various skill sets. Our outreach efforts included community partnerships with various organizations and schools focused on STEM, encouraging careers in these fields and at Resmed. In addition, we are continually improving our talent dashboard to better understand our metrics around applicants, candidates and the current workforce. We comply with global laws preventing discrimination in hiring practices. We do not employ the use of quotas or required hiring targets.
Talent Development and Retention
At Resmed, developing our people is central to achieving our strategic ambitions and delivering on our purpose. We believe that building and strengthening our talent pipeline is essential to sustaining a high-performance culture—one where individuals thrive, and teams drive results. Our approach to talent and performance is anchored in continuous feedback. Regular conversations between managers and team members ensure alignment on performance goals, professional development, and career aspirations. These ongoing dialogues are intended to support individual development while reinforcing a shared commitment to excellence.
We support career growth through specific technical and management career pathways. These pathways are developed in collaboration with operational leaders, human resource partners, and learning specialists to ensure relevance and impact. Employees are empowered to take charge of their own development through curated online learning journeys tailored to their roles, with formal tracking to monitor progress and outcomes. In addition, we have both online and face-to-face training on critical topics such as operational compliance, health and safety, and our Code of Business Conduct and Ethics. Topics also include compliance with laws against discrimination and international compliance standards like the U.S. Foreign Corrupt Practices Act.
Compensation and Benefits
Our rewards philosophy reinforces and aligns with our mission, business strategy, and financial needs as we grow. We provide market-competitive compensation and benefits informed by external benchmarks as well as employee feedback. We execute our philosophy based on performance principles of fairness and consistency. Our annual and long-term incentives are linked directly to business performance and outcomes, as well as shareholder value creation. We offer an employee stock purchase plan globally, as well as recognition rewards catered to localized market practices. Eligibility for non-salary benefits such as salary continuance, life insurance, retirement, health insurance, and other benefits, are also aligned to local regulations and practices.
Employee Health and Safety
We believe that maintaining a physically safe, and mentally healthy, working environment is essential in supporting our people to deliver their best work. We employ global standards to provide the framework for our locally compliant, integrated and effective health and safety management systems which enable the capability, autonomy & accountability of the leaders to manage local sites. This year, we enhanced our resources dedicated to mental health and psychological safety in the workplace. Our approach is to prioritize health and safety as a positive contributor to innovation, continuous improvement and business sustainability through focusing on making work easier, which in turn makes work safer and more efficient.
Employee Engagement and Wellbeing
We regularly seek employee feedback and sentiment about our workplace through annual global engagement surveys that enable our people to rate and comment on matters related to their employment experience. We openly share the survey results throughout the company and encourage leaders to put in place action plans at global and local levels to address priority issues. Where benchmarks are available, our results are evaluated against comparable peer groups.
We are committed to improving the quality of life of our employees and their families. Our health and wellbeing programs differ by country and may include company-sponsored health insurance, retirement savings plans, sleep apnea screening

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
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
Summary of Risk Factors
The following is a summary of the risks that are more fully described in the following section below:
Risks Related to Our Business and Industry
•Our inability to compete with new and existing technology to treat OSA successfully may harm our business.
•Consolidation in the healthcare industry and healthcare payment reform could have an adverse effect on our revenues and results of operations.
•Global macroeconomic conditions, including the direct and indirect effects of inflation, supply chain disruptions, reciprocal tariffs, and fluctuations in foreign currency exchange rates, could adversely affect our operations and profitability.
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
•We are subject to new areas of direct healthcare oversight by federal government agencies due to our acquisition of VirtuOx.
Risks Related to Manufacturing, IT Systems, Commercial Operations and Plans for Future Growth
•Disruptions in the supply of components from our suppliers could result in a significant reduction in sales and profitability.
•We are increasingly dependent on information technology systems and infrastructure. Failed, substandard or delayed efforts to improve our IT System infrastructure may result in disruption to our business or materially increased costs.
•Actual or attempted breaches of security, unauthorized disclosure of information, attacks which reduce availability of systems such as denial of service, or the perception that personal and/or other sensitive or confidential information in our possession is not secure, could result in a material loss of business, substantial legal liability or significant harm to our reputation.
•We may not be able to realize the anticipated benefits from acquisitions, which could adversely affect our operating results.
•If we are unable to support our continued growth or achieve expected operating efficiencies, our business could suffer.
•Our business depends on our ability to market effectively to dealers of home healthcare products, sleep clinics, and physicians.

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
•The success of our software offerings depends substantially on customers entering, renewing, upgrading and expanding their agreements for cloud services, term licenses, and maintenance and support agreements with us. Any decline in our customer renewals, upgrades or expansions could adversely affect our future operating results.
•If our software products fail to perform properly or if we fail to develop enhancements, we could lose customers, become subject to service performance or warranty claims and our sales could decline.
•If there are interruptions or performance problems associated with our technology or infrastructure, our existing software customers may experience service outages, and our new customers may experience delays in the deployment of our platforms.
•Climate change and natural disasters, or other events beyond our control, could negatively impact our business operations and financial condition.
Risks Related to Non-Compliance with Laws, Regulations and Healthcare Industry Shifts
•Healthcare reform or other cost-cutting measures, including changes in coverage policy for our products and services, by government or commercial payors may have a material adverse effect on our industry and our results of operations.
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
•Disruptions at the FDA and other government agencies caused by funding shortages, personnel reductions, or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, cleared or approved or commercialized in a timely manner or at all, which could negatively impact our business.
•Off-label marketing of our products could result in substantial penalties.
•Laws regulating consumer contacts could adversely affect our business operations or create liabilities.
•Tax laws, regulations, and enforcement practices are evolving, are aggressively pursued in some jurisdictions, and may cause expense as well as management distraction, which may result in a material adverse effect on our results of operations, cash flows and financial position.
•We are subject to ongoing tax audits by local tax authorities, some of which are aggressively pursuing taxes on discontinued local operations.
•Sustainability and corporate governance issues are constantly evolving, leading to distraction and expense, and may have an adverse effect on our business, financial condition and results of operations and reputation.
Risks Related to the Securities Markets and Ownership of Our Common Stock
•Our quarterly operating results are subject to fluctuation for a variety of reasons.
•Our ability to sustain or grow dividends or repurchase shares is subject to board discretion.
•Delaware law and provisions in our charter could make it difficult for another company to acquire us.

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
Risk Factors
Risks Related to Our Business and Industry
Our inability to compete with new and existing technology to treat OSA successfully may harm our business. The geographic markets for our products, which encompass Sleep and Breathing Health products and Residential Care Software offerings, are highly competitive and are characterized by frequent product improvements and evolving technology, and new therapies, including existing and new pharmaceuticals. Our ability to compete successfully depends, in part, on our ability to develop, manufacture and sell innovative new products and to enhance existing products that treat OSA more effectively than competing treatments. For our Sleep and Breathing Health business, the development of innovative new products by our competitors or the discovery of alternative treatments or potential cures for the conditions that our products treat could make our products noncompetitive or obsolete. Current competitors, new entrants, academics, and others currently may be developing, or may develop, new devices, alternative treatments or cures, and targeted or indirect pharmaceutical solutions to the conditions our products treat that could provide better features, clinical outcomes or economic value than those that we currently offer or subsequently develop. For example, certain pharmaceutical treatments, such as GLP-1s currently approved to treat diabetes and for weight loss, may enhance patient health, lower the occurrence of obesity, or potentially reduce the severity or existence of OSA. For Residential Care Software, the demand for business management software is highly competitive, rapidly evolving, subject to changing technology, with low barriers to entry, shifting customer needs, increased use of AI and frequent introductions of new products and services. Many prospective customers have invested substantial personnel and financial resources to create, implement and integrate their current business management software into their operations and, therefore, may be reluctant or unwilling to change from their current in-house solution or provider to one of our platforms or products.
Additionally, some of our competitors, including those described above, have greater financial, research and development, manufacturing and marketing resources than we do. The past several years have seen a trend towards consolidation in the healthcare industry and in the geographic markets for our products. Industry consolidation could result in greater competition if our competitors combine their resources, if our competitors are acquired by other companies with greater resources than ours, or if our competitors become affiliated with customers of ours. The healthcare space is attractive to many companies, particularly new entrants interested in developing digital health models to compete with offerings of more established companies like us. Additionally, one of our competitors, Philips, continues to operate in the U.S. under a consent decree resulting from its product recall. We cannot predict the timing or nature of their substantial return or the impact to our business, financial condition, and results of operations. The temporary ban against sales of Philips flow generators has provided an opportunity for smaller companies to compete for customers. Continuing competition could increase pressure on us to reduce the selling prices of our products or could cause us to increase our spending on research and development and sales and marketing. If we are unable to develop innovative new products, maintain competitive pricing, enhance existing products, and offer products that purchasers perceive to be as good as those of our competitors, including the use of pharmaceuticals, our sales and gross margins could decrease which would harm our business.
Consolidation in the healthcare industry and healthcare payment reform could have an adverse effect on our revenues and results of operations. Many HME providers, durable medical equipment (DME) suppliers, and residential health providers are consolidating, which may result in greater concentration of purchasing power. Numerous initiatives and reforms by legislators, regulators, and third-party payors to curb the rising cost of healthcare have catalyzed a consolidation of aggregate purchasing power where we sell our products and services. As the healthcare industry consolidates, competition to provide goods and services to industry participants may become more intense. These industry participants may try to use their market power to negotiate price concessions or volume reductions for medical devices and components produced by us. If we are forced to reduce our prices because of consolidation in the healthcare industry, our revenues may decrease and our consolidated earnings, financial condition, and/or cash flows may suffer.
Global macroeconomic conditions, including the direct and indirect effects of inflation, supply chain disruptions, reciprocal tariffs, and fluctuations in foreign currency exchange rates, could adversely affect our operations and profitability. Global economic conditions, geopolitical instability, the impact of tariffs and trade wars on our suppliers, and other macroeconomic factors, including inflation, supply chain disruptions, such as recent shipping disruptions in the Red Sea, interest rate and foreign currency rate fluctuations, and volatility in the capital markets could negatively impact our business, financial condition, and results of operations. The growth of our business and demand for our products and services are affected by changes in the health of the overall global economy. Deterioration in the global economic environment may cause decreased demand for our products and services which could result in lower product sales, services

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
revenue, lower prices for our products, or reduced reimbursement rates by third-party payors, while increasing the cost of operating our business.
Macroeconomic conditions may impact our global supply chain, primarily through constraints on or increased cost of acquiring raw materials and electronic components. These constraints on raw materials and electronic components may also impact companies outside of our direct industry, which could result in a competitive supply environment causing higher costs, requiring us to commit to minimum purchase obligations as well as make upfront payments to our suppliers. These disruptions may impact our ability to produce and supply products in quantities necessary to satisfy customer demand, which could negatively impact our results of operations. Highly competitive and constrained supply chain conditions may increase our cost of sales, which may adversely impact our profitability.
We sell our products in many countries, and we also source many components and materials for our products from and manufacture our products in various countries. Recently, the U.S. government imposed significant tariffs, as well as increases to existing tariffs, impacting a wide variety of goods across multiple countries and indicated that additional tariffs may be imposed in the near future. In response to the tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the U.S. The extent to which these threats will be enacted and the duration for which enacted tariffs will be in place remain uncertain and could lead to economic decline, which could negatively impact demand for our products and adversely affect our results of operations.
Tariffs or trade restrictions that may be implemented by the U.S. or retaliatory trade measures or tariffs implemented by other countries could result in reduced economic activity, increased costs in operating our business, reduced demand and changes in purchasing behaviors for our customers, limits on trade with the U.S. or other potentially adverse economic outcomes. Additionally, specific legislative and regulatory proposals may be introduced to change international trade law, regulations or interpretations thereof (possibly with retroactive effect) of various jurisdictions or limit trade relief benefits that, if enacted, could materially increase the cost of our goods to export internationally, increase our effective tax rate, or have a material adverse impact on our financial condition and results of operation. We cannot predict whether our own or industry initiatives to maintain, extend or create tariff relief for our products and manufacturing will be successful. We also cannot predict the effect, if any, of the imposition of new or increased tariffs by one country and retaliatory responses by other countries who are trade partners. It is possible that these changes could adversely affect our business beyond the resilience of our current supply chain and investment in manufacturing flexibility. Further, actions we take to adapt to new tariffs or trade restrictions may increase our costs or risks or may cause us to modify our operations, which could be time-consuming and expensive; impact pricing of our products, which could impact our sales, profitability, and our reputation; or cause us to forgo new business opportunities. While tariffs and other retaliatory trade measures imposed by other countries on U.S. goods and services have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on results of our operations, financial position and cash flows.
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
We are subject to various risks relating to international activities that could affect our overall profitability. We manufacture substantially all of our products outside the U.S. and sell a significant portion of our products outside the U.S. Sales in combined Europe, Asia and other regions accounted for approximately 36% and 36% of our net revenues in the

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
years ended June 30, 2025 and June 30, 2024, respectively. Our sales and operations outside of the U.S. are subject to several difficulties and risks that are separate and distinct from those we face in the U.S., including:
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
In December 2021, the U.S. adopted the Uyghur Forced Labor Prevention Act, or the UFLPA, which creates a rebuttable presumption that any goods, wares, articles, and merchandise mined, produced, or manufactured in whole or in part in the Xinjiang Uyghur Administrative Region of China, or that are produced by certain entities, are prohibited from importation into the U.S. and are not entitled to entry. These import restrictions came into effect in June 2022. Additionally, the military conflict between Russia and Ukraine has resulted in the implementation of sanctions by the U.S. and other governments against Russia and has caused significant volatility and disruptions globally. The conflict between Israel and Iran may lead to fluctuations in oil prices and global economic instability, resulting in higher supply and transportation costs. While we are not presently aware of any direct impacts these restrictions have had on our suppliers’ supply chains, disruptions resulting from the conflict in Iran and Ukraine and the UFLPA may materially and negatively impact our suppliers’ ability to obtain a sufficient supply of raw materials necessary to meet the quantity and/or timing of our product demands. Further, it is not possible to predict the short- and long-term implications of global conflict, which could include but are not limited to further sanctions, uncertainty about economic and political stability, increases in inflation rate and energy prices, cyber-attacks, supply chain challenges and adverse effects on currency exchange rates and financial markets. Our combined sales of medical devices into Iran, Russia and Ukraine did not constitute a material portion of our total revenue in fiscal year 2025.
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
Our products are the subject of clinical trials conducted by us, our competitors, or other third parties, the results of which may be unfavorable, or perceived as unfavorable, and could have a material adverse effect on our business, financial condition, and results of operations. As a part of the regulatory process to obtain marketing clearance or approval for new products and new indications for existing products, or for other reasons, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations, and trial endpoints. We, our competitors, or other third parties may also conduct clinical trials involving our commercially sold products. Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The results of clinical trials may be unfavorable or

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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
If we fail to source, develop and retain key employees, our business may suffer. Our ability to compete effectively depends on our ability to source and retain key employees, including people in senior management, sales, marketing, technology, and research and development positions. Competition for top talent in the healthcare, technology and Residential Care Software industries can be intense. Our ability to source and retain such talent will depend on many factors, including hiring practices of our competitors, compensation and benefits, flexibility regarding virtual and hybrid work arrangements, work location, work environment, industry economic conditions, and corporate culture. If we cannot effectively source, develop and retain qualified employees to drive our strategic goals, our business could suffer.
Our leverage and debt service obligations could adversely affect our business. As of June 30, 2025, our total consolidated debt was $0.7 billion and we may incur additional indebtedness in the future. Our indebtedness could have adverse consequences, including:
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
We are subject to new areas of direct healthcare oversight by federal government agencies due to our acquisition of VirtuOx. In May 2025, we acquired VirtuOx, a software-enabled IDTF and provider of technology solutions to facilitate in-home and remote testing services for sleep, respiratory, cardiac, and other health conditions across the U.S. As a Medicare-enrolled IDTF, VirtuOx is subject to laws, regulations and policy pertaining to its Medicare enrollment, state Medicaid participation, and direct billing of both governmental and commercial insurance programs. These laws include but are not limited to the federal Anti-Kickback Statute, the federal civil and criminal False Claims Acts, the Civil Monetary Penalty Law’s beneficiary inducement prohibition, and their state law equivalents. VirtuOx is also subject to HIPAA as a covered entity, which requires additional compliance efforts to meet all provisions under the HIPAA Privacy Rule and applicable requirements under the Electronic Standard Transactions Rule. As Resmed has historically only been subject to HIPAA as a business associate, these additional compliance requirements will require new policies, procedures, and data processing protocols, as well as the dedication of additional privacy, security and compliance personnel to ensure compliance with HIPAA. Further, VirtuOx’s direct billing status increases its risk relative to Resmed under the healthcare fraud and abuse laws and false claims laws. IDTFs, in particular, have extensive Medicare participation, billing and documentation requirements that will require additional compliance and legal resources to ensure that ongoing operations comply with applicable laws. If we become the subject of a government investigation, payor audit, or whistleblower lawsuit based on an allegation of noncompliance with one or more of these requirements, we risk potential refund of overpayments, financial penalties for violations, potential removal of participation in federal, state, and/or commercial payor programs, negative publicity, loss of public trust, and diversion of management’s time, attention and resources. Many of these risks exist even if we are able to successfully defend against such allegations. In the event that a violation is found, or we are forced to resolve a dispute with a governmental entity, our revenue, reputation, strategic goals, and business operations could suffer.

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
Risks Related to Manufacturing, IT Systems, Commercial Operations and Plans for Future Growth
Disruptions in the supply of components from our suppliers could result in a significant reduction in sales and profitability. We purchase configured components for our devices from various suppliers, including some who are single-source suppliers for us. Disruptions in the price or supply of configured components may limit our ability to manufacture our devices in a timely or cost-effective manner, which could result in a significant reduction in sales and profitability. We cannot assure that a replacement supplier would be able to configure its components for our devices on a timely basis or, in the alternative, that we would be able to reconfigure our devices to integrate the replacement part. A reduction, delay or halt in supply while a replacement supplier reconfigures its components, or while we reconfigure our devices for the replacement part, may limit our ability to manufacture our devices in a timely or cost-effective manner, which could result in a significant reduction in sales and profitability. We cannot assure that our inventories would be adequate to meet our production needs during any prolonged interruption of supply.
In particular, export controls and other trade restrictions on rare earth materials from China could limit the availability and increase the cost of key inputs in our supply chain. Recently, China’s Ministry of Commerce introduced license requirements and volume caps covering these materials and certain finished magnet products, while reserving the right to suspend or reinstate them at any time. Such controls, combined with other geopolitical tensions, retaliatory tariffs or logistics disruptions may result in our suppliers being impacted by supply shortages or sharp price increases for the magnets on which many components depend. Because these magnets are integral to various assemblies used in our products, any sustained disruption could require us to absorb higher costs, qualify alternative sources or materials, redesign components, build strategic inventory, or adjust production schedules, each of which could delay deliveries, compress margins, and erode our competitive position. Prolonged or repeated interruptions could also lead to accelerated capital expenditures on supply-chain diversification, or necessitate contractual concessions, any of which could have a material adverse effect on our business, financial condition, and results of operations.
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
We are increasingly dependent on information technology systems and infrastructure. Failed, substandard or delayed efforts to improve our IT System infrastructure may result in disruption to our business or materially increased costs. We rely on information technology systems and infrastructure, including technologies and services provided by third parties, to support our business processes and activities, products and customers. Our business therefore depends on effective, reliable and secure operation of our technology systems and related infrastructure. These technology systems are potentially vulnerable to obsolescence, breakdown or other interruption by fire, power loss, system malfunction, unauthorized access, migration or updates, and other events. Likewise, data privacy breaches by employees and others with both permitted and unauthorized access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public, or may be permanently lost. While we have invested heavily in upgrading our systems, as well as the protection of data and information technology and related training, there can be no assurance that our efforts will prevent significant breakdowns, breaches in our systems or other cyber incidents that could have a material adverse effect upon the reputation, business, operations or financial condition of the company. In addition, significant implementation issues may arise as we continue to upgrade, consolidate and outsource certain computer operations and application support activities.
Actual or attempted breaches of security, unauthorized disclosure of information, attacks which reduce availability of systems such as denial of service, or the perception that personal and/or other sensitive or confidential information in our possession is not secure, could result in a material loss of business, substantial legal liability or significant harm to our reputation. Despite the implementation of security measures, our internal computer and information technology systems and those of our vendors and customers are vulnerable to attack and damage from computer viruses, malware, denial of service attacks, unauthorized access, or other harm, including from threat actors seeking to cause disruption to our business. We face risks related to the protection of information that we maintain—or a third-party engaged to maintain information security on our behalf—including unauthorized access, acquisition, use, disclosure, or modification of such information. Cyberattacks are increasing in frequency, sophistication and intensity and have become increasingly difficult to detect and respond to. Cyberattacks could include the deployment of harmful

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Such cyberattacks increasingly exploit AI and machine-learning techniques—ranging from generative-AI phishing and deep-fake impersonations to automated vulnerability discovery, adaptive malware and large-scale credential-stuffing campaigns—each of which can evolve rapidly to evade traditional security controls. A material cyberattack or security incident could cause interruptions in our operations and could result in a material disruption of our business operations, damage to our reputation, financial condition, results of operations, cash flows and prospects.
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
We may not be able to realize the anticipated benefits from acquisitions, which could adversely affect our operating results. Part of our growth strategy includes acquiring businesses consistent with our commitment to innovation in developing products for the diagnosis and treatment of sleep apnea and related breathing health as well as our Residential Care Software business. The success of our acquisitions depends, in part, on our ability to successfully identify, acquire and integrate the business and operations of the target companies. Additionally, our management may have attention diverted while trying to integrate acquisitions. If we are not able to successfully integrate the operations of acquisitions, we may not realize the anticipated benefits fully or at all, or may take longer to realize than expected. Acquisitions involve numerous risks and could create unforeseen operating difficulties and expenditures. As noted above, our acquisition of VirtuOx involves the undertaking of additional risk areas and the investment of additional resources and personnel to manage that risk. It is possible that our return on investment is not realized given our investment of such additional

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
resources. There can be no assurance that any of the acquisitions we make will be successful or will be, or will remain, profitable.
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
If we are unable to support our continued growth or achieve expected operating efficiencies, our business could suffer. As we continue to grow, the complexity of our operations increases, placing greater demands on our management. Our ability to manage our growth effectively depends on our ability to implement and improve our financial and management information systems on a timely basis and to effect other changes in our business including the ability to monitor and improve manufacturing systems, and implement information technology, and quality and regulatory compliance systems, among others. Unexpected difficulties during upgrades, expansion, the failure to attract and retain qualified employees, the failure to successfully replace or upgrade our management information systems, the failure to manage costs or our inability to respond effectively to growth or plan for future expansion could cause our growth to slow or stop.
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
Our business depends on our ability to market effectively to dealers of home healthcare products, sleep clinics, and physicians. We market our products and services primarily to HME providers, sleep clinics, and physicians that diagnose OSA and other sleep disorders, as well as to non-sleep specialist physician practices that diagnose and treat sleep disorders in the course of providing primary care to patients. We believe that these groups play a significant role in determining which brand or type of product a patient will use. The success of our business depends on our ability to market effectively to these groups to ensure that our products are properly prescribed, marketed and sold by these third parties.
We have limited resources to market to physicians, sleep clinics, HME provider branch locations and to the non-sleep specialists, most of whom use, sell or recommend several brands of products, therapies and additional services. We are limited under applicable fraud and abuse laws in the ways in which we market and sell to customers, prescribers, and patients. In addition, HME providers have experienced price pressures as government and third-party reimbursement has declined for home healthcare products, and HME providers are requiring price discounts and longer periods of time to pay for products purchased from us. We cannot assure that physicians will continue to prescribe our products or recommend our services, or that HME providers or patients will not substitute competing products when a prescription specifying our products has been written.

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
We have expanded our marketing activities in some areas to target the population with a predisposition to sleep-disordered breathing as well as primary care physicians and various medical specialists. We cannot assure that these marketing efforts will be successful in increasing awareness or sales of our products and services.
The success of our software offerings depends substantially on customers entering, renewing, upgrading and expanding their agreements for cloud services, term licenses, and maintenance and support agreements with us. Any decline in our customer renewals, upgrades or expansions could adversely affect our future operating results. We typically enter into term-based agreements for our licensed on-premises offerings, cloud services, and maintenance and support services, which customers have discretion to renew or terminate. To improve our operating results, it is important that new customers enter into renewable agreements, and our existing customers renew, upgrade and expand their term-based agreements when the initial contract term expires. Our customers have no obligation to renew, upgrade or expand their agreements with us after the terms have expired. Our customers’ renewal, upgrade and expansion rates may decline or fluctuate for a number of factors, including their satisfaction or dissatisfaction with our offerings, our pricing, the effects of general economic conditions, competitive offerings or alterations or reductions in our customers’ spending levels. If our customers do not renew, upgrade or expand their agreements with us or renew on terms less favorable to us, our revenues may decline.
If our software products fail to perform properly or if we fail to develop enhancements, we could lose customers, become subject to service performance or warranty claims and our sales could decline. Our Residential Care Software operations are dependent upon our ability to prevent system interruptions and, as we continue to grow, we will need to devote additional resources to improving our infrastructure to maintain the performance of our products and solutions. The applications underlying our Residential Care Software products are inherently complex and may contain material defects or errors, which may cause disruptions in availability or other performance problems. We have from time to time found defects in our products and may discover additional defects in the future that could result in data unavailability, unauthorized access to, loss, corruption or other harm to our customers’ data. While we implement bug fixes and upgrades as part of our regularly scheduled system maintenance, we may not be able to detect and correct defects or errors before implementing our products and solutions. Consequently, we or our customers may discover defects or errors after our products and solutions have been deployed. If we fail to perform timely maintenance, or if customers are otherwise dissatisfied with the frequency and/or duration of our maintenance services and related system outages, our existing customers could elect not to renew their contracts, delay or withhold payment, or potential customers may not adopt our products and solutions and our brand and reputation could be harmed. In addition, the occurrence of any material defects, errors, disruptions in service or other performance problems with our software could result in warranty or other legal claims against us and diversion of our resources. The costs incurred in addressing and correcting any material defects or errors in our software and expanding our infrastructure and architecture in order to accommodate increased demand for our products and solutions may be substantial and could adversely affect our operating results. Further, if we fail to innovate or adequately invest in new technologies, we could lose our competitive position in the markets that we serve. To the extent that we fail to introduce new and innovative products, or such products are not accepted or suffer significant delays in development, our financial results may suffer. An inability, for technological or other reasons, to successfully develop and introduce new products on a timely basis could reduce our growth rate or otherwise have an adverse effect on our business.
If there are interruptions or performance problems associated with our technology or infrastructure, our existing software customers may experience service outages, and our new customers may experience delays in the deployment of our platforms. We depend on services from various third parties as well as our own technical operations infrastructure to distribute our Residential Care Software products via the internet. If a service provider fails to provide sufficient capacity to support our platforms or otherwise experiences service outages, such failure could interrupt our customers’ access to our service, which could adversely affect their perception of our platform’s reliability and our revenues. Any disruptions in these services, including as a result of actions outside of our control, would significantly impact the continued performance of our Residential Care Software products. In the future, these services may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of these services could result in decreased functionality of our Residential Care Software products until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated into our infrastructure.
To meet our business needs, we must maintain sufficient excess capacity in our operations infrastructure to ensure that our Residential Care Software products are accessible. Design and mechanical errors, spikes in usage volume and failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions in our Residential Care Software products. Any interruptions or delays in our service, whether caused by our products, or as a result of third-party

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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
Climate change and natural disasters, or other events beyond our control, could negatively impact our business operations and financial condition. Natural disasters and other business disruptions could adversely affect our business and financial condition, and global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. The impacts of climate change may include physical risks (such as frequency and severity of extreme weather conditions), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (including due to regulatory changes), shifts in market trends (including customer preference for sustainably produced or reusable products) and other adverse effects. Such impacts may disrupt parties in our supply chain, our customers, and our operations. For example, if a natural disaster strikes our manufacturing facilities, such as those in Sydney, Australia and Singapore which are vulnerable to such events, we may be unable to manufacture our products for a substantial amount of time and our sales and profitability may decline. Our facilities and the manufacturing equipment we use to produce our products would be costly to replace and could require substantial lead-time to repair or replace. In the event our facilities are affected by natural or man-made disasters, we could be forced to rely on third-party manufacturers. Although we believe we possess adequate insurance for the disruption of our business, it may not be sufficient to cover our potential losses and may not continue to be available to us on acceptable terms, or at all.
In addition, the increasing concern over climate change has resulted and may continue to result in more legal and regulatory reporting requirements on the risks and costs of effects of climate change on the environment, including regulating greenhouse gas emissions and related reporting requirements, alternative energy policies and sustainability initiatives. If such laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet the regulatory obligations, as well as adverse impacts on the availability of raw materials, manufacturing operations and the distribution of our products, which could adversely affect our operations and profitability.
Risks Related to Non-Compliance with Laws, Regulations and Healthcare Industry Shifts
Healthcare reform or other cost-cutting measures, including changes in coverage policy for our products and services, by government or commercial payors may have a material adverse effect on our industry and our results of operations. In March 2010, the ACA was signed into law in the U.S. The ACA made changes, effective over time, that significantly impacted the healthcare industry, including medical device manufacturers. One of the principal purposes of the ACA was to expand health insurance coverage to millions of Americans who were uninsured. The ACA required adults not covered by an employer or government-sponsored insurance plan to maintain health insurance coverage or pay a penalty, a provision commonly referred to as the individual mandate.
The ACA also contained provisions designed to generate the revenues necessary to fund the coverage expansions. This included new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, entities that manufacture, produce or import medical devices were required to pay an excise tax in an amount equal to 2.3% of the price for such devices sold in the U.S. This excise tax was applicable to our products that are primarily used in hospitals and sleep labs, which includes ApneaLink, VPAP Tx and certain breathing health products. Through a series of legislative amendments, the tax was suspended beginning in 2016, and permanently repealed effective January 1, 2020. In addition to the competitive bidding changes discussed above, the ACA also included, among other things, the implementation of new payment methodologies for voluntary coordination of care by groups of providers, such as physicians and hospitals, and the establishment of a new Patient-Centered Outcomes Research Institute to oversee, identify, prioritize and conduct comparative clinical effectiveness research. The increased funding and focus on comparative clinical effectiveness research, which compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products, may result in changes to Federal healthcare program coverage and reimbursement methodologies for our products and services which could also lead to lower reimbursements for our products and services by payors and decreased revenues to us.

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
Other federal legislative changes have been proposed and adopted since the ACA was enacted. The Budget Control Act of 2011 required, among other things, mandatory across-the-board reductions in certain types of federal spending, also known as sequestration. Medicare claims with dates-of-service or dates-of-discharge on or after July 1, 2022 and effective until further notice, incur a 2% reduction in Medicare payment, known as Medicare Sequestration Payment Reductions. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012, was signed into law, which further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, the Consolidated Appropriations Act of 2024 (CAA) was signed into law in March 2024. Among other things, the CAA reduced by half the 3.37% reduction to 2023’s Medicare Physician Fee Schedule conversion factor that had been in place since January 1, 2024, increasing the conversion factor to $33.32 for services furnished between March 9 and December 31, 2024. On November 1, 2024, CMS issued a rule finalizing changes for Medicare payments under the PFS and other Medicare Part B policies, effective on or after January 1, 2025. Under this final rule, the average payment rates under the PFS would be reduced by 2.93% in CY 2025, removing the temporary increase in payment for CY 2024. This amounts to an estimated CY 2025 PFS conversion factor of $32.35, resulting in lower Medicare payments to Part B suppliers. Notably, however, the One Big Beautiful Bill Act, includes a 1-year, 2.5% increase to the PFS for 2026, which temporarily addresses the 2025 payment cuts. Additionally, the Medicare telehealth flexibilities under the COVID-19 public health emergency are set to expire at the end of 2025. Without Congressional action, Medicare will no longer cover most telehealth services furnished to beneficiaries in their home or to individuals residing in urban areas after the end of the year which could have an adverse impact on rates of diagnosis of OSA.
In 2022, the VA proposed an adjustment through regulation to amend the previously adopted schedule of VA ratings for sleep apnea. Specifically, the proposed rule would remove in its entirety the current 30% disability rating for veterans exhibiting excessive daytime sleepiness and replace it with a 10% disability rating for veterans with a sleep apnea diagnosis with incomplete relief (as determined by a sleep study) with treatment including a CPAP machine, and further, remove the automatic 50% disability rating for veterans with a documented need for a CPAP machine (50% disability would instead require that the veteran have a sleep apnea diagnosis with ineffective treatment, as determined by a sleep study, or who is unable to use treatment due to comorbid conditions, without end-organ damage). The VA has not yet changed its ratings criteria, but it could happen this year. If the changes are implemented, veterans who were rated for sleep apnea before the change in criteria will be grandfathered and retain their rating. However, all veterans filing new claims on and after the change in ratings criteria would be evaluated under the new criteria. The VA has not yet adopted these changes to the disability ratings system for sleep apnea but should this proposal, or another similar proposal to limit disability ratings be adopted, fewer veterans may pursue treatment of sleep apnea using CPAP or more veterans would claim ineffective treatment with CPAP to obtain the higher rating.
On June 9, 2025, CMS released long-awaited Medicare guidance on coverage and reimbursement for respiratory assist devices with bi-level capacity and mechanical ventilators when used in the home for the treatment of chronic respiratory failure consequent to COPD; a new CMS national coverage determination is expected in September 2025. Although national reimbursement criteria may ease existing reimbursement uncertainty over these items for this indication, it is unclear how national coverage criteria and associated documentation requirements will impact providers and suppliers who invoice Medicare directly; third-party payors may also follow suit in implementing similar policies.
On July 4, 2025, President Trump signed the budget reconciliation bill (entitled “One Big Beautiful Bill Act”, referred to herein as the “Bill”) to meet spending targets aimed at funding the Trump Administration’s domestic priorities that includes significant changes to the Medicaid program. A July 21, 2025 estimate by the Congressional Budget Office (CBO) indicates that the bill will reduce the federal deficit by $366 billion over the next 10 years, due to decreased direct spending. Earlier June 2025 CBO preliminary estimates also showed that the Medicaid provisions of the bill would reduce Medicaid spending by approximately $1 trillion and would increase the number of people without health insurance by at least 11.8 million by 2034. Some key proposed changes to the Medicaid Program include, but are not limited to: work requirements; cost sharing of up to $35 per service on expansion adults who exceed the official poverty threshold; stricter eligibility requirements for non-U.S. citizens; requirements for states to conduct eligibility redeterminations at least every 6 months for Medicaid expansion adults; and prohibitions on states from establishing any new provider taxes or from increasing the rates of existing taxes, among other changes. Decreased federal funding and stricter eligibility requirements may result in more restrictive Medicaid programs at the state level and less individuals eligible for coverage, which could have an adverse impact on the number of individuals who seek to use our products and services.

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
Despite the ACA going into effect over a decade ago, there have been numerous legal and Congressional challenges to the law’s provisions and the effects of certain provisions has made compliance costly. For instance, changes to the ACA included in the Bill, such as shortening enrollment periods and eliminating automatic re-enrollment, could reduce overall ACA enrollment. We expect material changes in health policy, enforcement initiatives, and coverage and reimbursement for health care items and services from the Trump Administration and Congress. As such, our costs to monitor these changes and respond to new requirements are expected to increase.
The full impact on our business of the ACA, the Medicare Sequestration Payment Reductions, VA disability ratings criteria, Medicaid funding, and other new laws is uncertain. Nor is it clear whether other legislative changes will be adopted, if any, or how such changes would affect the demand for our products and services. Future actions by the Administration and the U.S. Congress could have a material adverse impact on our results of operations or financial condition. It is unclear exactly how the new presidential administration will impact healthcare reform measures or what new cost-saving measures could be implemented, including what, if any, impact such changes will have on our business. We cannot predict what additional new legislation, agency priorities, and rulemaking may be on the horizon as the U.S. continues to reassess how it pays for healthcare. As a result, we cannot quantify or predict what impact any changes might have on our business and results of operations. However, any changes that lower reimbursement for our products or services could materially and adversely affect our business, financial condition, and results of operations.
Various healthcare reform proposals have also emerged at the state level within the U.S. The ACA as well as other federal and/or state healthcare reform measures that may be adopted in the future, singularly or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.
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
In the U.S., we sell our products primarily to HME providers, health systems and sleep clinics. Reductions in reimbursement to our customers by third-party payors, if they occur, may have a material impact on our customers and, therefore, may indirectly affect our pricing and sales to, or the collectability of receivables we have from, those customers. A development negatively affecting reimbursement stems from the Medicare competitive bidding program mandated by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA). Under the program, our customers who provide services must compete to offer products in designated competitive bidding areas, or CBAs. The competitive bidding program is currently on temporary pause; however, CMS could restart the program as part of further cost-cutting measures. We cannot predict the status or impact the competitive bidding program and the developments in the competitive bidding program will have on our business and financial condition. If changes are made to this program in the future, it could affect amounts being recovered by our customers and subsequent purchases from us.
In addition, our products are the subject of periodic studies by third party agencies, including the Agency for Healthcare Research and Quality (AHRQ) and the Institute for Clinical and Economic Review (ICER) in the U.S., intended to review the comparative effectiveness of different treatments of the same illness. In October 2022, the AHRQ concluded that randomized controlled clinical trials do not provide sufficient evidence that CPAP affects long-term clinically important outcomes. We believe that the AHRQ methodology was too restrictive, that retrospective and prospective observational studies should have been included, that real-world evidence should have been considered, and that CPAP therapy does have long-term positive effects on health outcomes. Although the results of comparative effectiveness studies are not intended to mandate any reimbursement policies for public or private payors, it is not clear what, if any, effect such research will have on the sales of our products. To date, the AHRQ assessment has not impacted CMS or private payor

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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
In the U.S., the laws that may affect our ability to operate include, but are not limited to:
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
•The federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transferring of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of items or services reimbursable by Medicare or a state healthcare program, unless an exception applies. As a medical device manufacturer, the beneficiary inducement prohibition under the Civil Monetary Penalties Law did not directly apply to us (unless we engaged in activities that influenced a Medicare or Medicaid beneficiary to select a particular provider, practitioner or supplier); however, following our acquisition of VirtuOx, a Medicare supplier, we are directly subject to the beneficiary inducement prohibition if we provide any remuneration to a Medicare or Medicaid beneficiary that is intended to or that we should know would be likely to influence that beneficiary to select VirtuOx as their supplier.
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

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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
In December 2019, we entered into a settlement agreement with the U.S. Department of Justice and the U.S. Attorneys’ Offices for the District Court of South Carolina, the Southern District of California, the Northern District of Iowa and the Eastern District of New York. The agreement resolved five lawsuits originally brought by whistleblowers under the qui tam provisions of the False Claims Act and allegations that we: (a) provided DME companies with free telephone call center services and other free patient outreach services that enabled these companies to order resupplies for their patients with sleep apnea, (b) provided sleep labs with free and below-cost positive airway pressure masks and diagnostic machines, as well as free installation of these machines, (c) arranged for, and fully guaranteed the payments due on, interest-free loans that DME supplies acquired from third-party financial institutions for the purchase of our equipment, and (d) provided non-sleep specialist physicians free home sleep testing devices referred to as “ApneaLink.” We agreed with the government to civilly resolve these matters for a payment of $39.5 million ($37.5 million to the federal government and $2 million to the various states) and we incurred additional fees and administrative costs that typically accompany such a resolution amounting to $1.1 million. The specific allegations and the resolution of those allegations are contained in the Company’s settlement agreement with the adverse parties. The total final costs relating to these matters were $40.6 million.
Contemporaneous with the civil settlement, we also entered into a five-year Corporate Integrity Agreement, or CIA, with the Department of Health and Human Services Office of Inspector General, or OIG. The CIA required, among other things, that we implement additional controls around our product pricing and sales and that we conduct internal and external monitoring of our arrangements with referrals sources. Our failure to comply with our obligations under the CIA could result in monetary penalties and our exclusion from participating in federal healthcare programs. The costs associated with compliance with the CIA, or any liability or consequences associated with its breach, could have an adverse effect on our operations, liquidity and financial condition. Most of the obligations of the CIA expired on December 18, 2024. Absent an inquiry for additional materials from the OIG, we expect to close out the CIA shortly after the end of fiscal year 2025.

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
On May 11, 2022, VirtuOx entered into a civil settlement of $3.2M and agreed to a five-year CIA with the OIG which resolved allegations that, from January 2016 to December 2020, the company violated the False Claims Act by falsely identifying the place of service for certain services it performed to obtain a higher rate of reimbursement from Medicare and further, that the company administered overnight pulse oximetry tests and, at times, also billed Medicare for single determination pulse oximetry tests (commonly referred to as an oxygen “spot check”) for the same patient when the only test performed was the overnight test. Under the CIA, VirtuOx must retain an outside expert to perform annual claims reviews that address the place of service identified on the claim. VirtuOx will be under the CIA through 2027 and any failure to comply with its obligations under the CIA could result in monetary penalties and exclusion from participating in federal healthcare programs. The costs associated with compliance with the CIA, or any liability or consequences associated with its breach, could have an adverse effect on our operations, liquidity and financial condition.
Our use and disclosure of personal information, including health information, is subject to federal, state and foreign privacy, artificial intelligence, data, biometrics and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability, regulatory investigations, legal actions, or reputational harm. The appropriate privacy and security of personal information whether stored, maintained, received or transmitted electronically or in paper form is a key regulatory issue in the U.S. and abroad. Although we strive to comply with all applicable privacy and security laws and regulations, as well as our posted privacy policies, legal standards for privacy, including but not limited to “unfairness” and “deception,” as enforced by the FTC and state attorneys general, continue to evolve and any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause us to lose audience and customers, which could have a material adverse effect on our business. Recently, there has been an increase in public awareness of privacy issues in the wake of revelations about the activities of various government agencies and in the number of private privacy-related lawsuits filed against companies. Concerns about our practices with regard to the collection, use, disclosure, security or deletion of personal information or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business.
Numerous foreign, federal and state laws and regulations govern collection, dissemination, use and confidentiality of personally identifiable health information, including (i) state privacy and confidentiality laws (including state laws requiring disclosure of breaches); (ii) HIPAA; and (iii) European and other foreign data protection laws, including the EU GDPR and the UK GDPR.
HIPAA establishes a set of national privacy and security standards for the protection of individually identifiable health information, or protected health information, by health plans, healthcare clearinghouses and healthcare providers that submit certain covered transactions electronically, collectively referred to as “covered entities,” and their “business associates,” which are persons or entities that perform certain services for, or on behalf of, a covered entity that involve creating, receiving, maintaining or transmitting protected health information, as well as their covered subcontractors. VirtuOx is a covered entity under HIPAA and is required to comply in all respects with the Privacy Rule, Security Rule, Breach Notification Rule, and Electronic Standard Transactions Rule. Additionally, certain portions of our business, such as the cloud-based software digital health applications, subject us to HIPAA as a business associate of our covered entity clients. To provide our covered entity clients with services that involve access to PHI, HIPAA requires us to enter into business associate agreements that require us to safeguard PHI in accordance with HIPAA. As a business associate, we are also directly liable for compliance with HIPAA. Penalties for violations of HIPAA regulations include civil and criminal penalties.
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
HIPAA requires covered entities to provide notice to affected individuals, the HHS Office for Civil Rights, and in some cases, the media, in the event of a breach. HIPAA further requires business associates like us to notify our covered entity clients in the event of a breach. Covered entities must notify affected individuals “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach” if their unsecured PHI is subject to an unauthorized access, use or disclosure. If a breach affects 500 patients or more, covered entities must report it to HHS and local media without unreasonable delay, and HHS will post the name of the breaching entity on its public website. If a breach affects fewer than 500 individuals, the covered entity must log it and notify HHS at least annually. Breach notification obligations under

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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
In addition, the CCPA became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA includes civil penalties for violations, as well as a private right of action for data breaches. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context. Nearly one-third of US states have adopted similar omnibus privacy laws. Although most of these laws do not apply to business data, and, therefore, are not directly applicable to Resmed, we also expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. If we are subject to other domestic privacy and data protection laws, beyond HIPAA and the CCPA, any liability from failure to comply with these laws could adversely affect our financial condition.
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
We are also subject to laws and regulations in non-U.S. countries covering data privacy and the protection of health-related and other personal information. For example, EU member states, the UK, and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal information that identifies or may be used to identify an individual, such as names, contact information, and sensitive personal data such as health data. These laws and regulations are subject to frequent revisions and differing interpretations and have generally become more stringent over time.
In addition, the EU GDPR and UK GDPR, together, GDPR, went into effect in May 2018. The GDPR imposes stringent data protection requirements for the processing of personal data whenever GDPR applies to such processing, such as certain processing in the EEA, or in the UK. The GDPR imposes several stringent requirements for controllers and processors of personal data, and increased our obligations, for example, by imposing higher standards for obtaining consent from individuals to process their personal data, requiring more robust disclosures to individuals, strengthening individual data rights, shortening timelines for data breach notifications, limiting retention periods and secondary use of information (including for research purposes), increasing requirements pertaining to health data and pseudonymized (i.e., key-coded) data and imposing additional obligations when we contract with third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EEA or UK and legal developments continue to create complexity regarding such transfers of personal data from the EEA and UK to the U.S. For example, the European Commission and UK standard contractual clauses under which entities may transfer personal data from the European Union and the UK require us to evaluate such data transfers on a case-by-case basis to ensure

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
continued permissibility under current law and consistent with the standard contractual clauses. GDPR provides that EEA member states and the UK may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition. Failure to comply with the requirements of GDPR and the applicable national data protection and marketing laws of the EEA member states may result in fines of up to €20.0 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties as well as individual claims for compensation. EU Member States and the UK also have established laws pertaining to electronic employee monitoring and data processing, which could require us to take additional compliance measures. Failure to comply with such laws may subject us to penalties.
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
Our business activities are subject to extensive regulation, and any failure to comply could have a material adverse effect on our business, financial condition, or results of operations. We are subject to extensive U.S. federal, state, local and international regulations regarding our business activities. Failure to comply with these regulations could result in, among other things, recalls of our products, substantial fines and criminal charges against us or against our employees. Furthermore, certain of our products could be subject to recall if the FDA, other regulators or we determine that those products are not safe or effective. Any recall or other regulatory action could increase our costs, damage our reputation, affect our ability to supply customers with the quantity of products they require and materially affect our operating results. Certain of our products and services include the use of artificial intelligence (AI), which is intended to enhance the operation of our products and services. AI innovation presents risks and challenges that could impact our business. AI algorithms may be flawed. Datasets may be insufficient or contain biased information. Ineffective AI development and deployment practices could subject us to competitive harm, regulatory action, increased cyber risks and legal liability, including under new AI regulations in the European Union. The FTC has issued a report expressing a concern regarding AI and bias across industry sectors, including in the healthcare space, and has suggested that such bias could lead to unfair and deceptive practices, among other concerns. Any changes to our ability to use AI or concerns about bias could require us to modify our products and services or could have other negative financial impact on our business.
Product sales, introductions or modifications may be delayed or canceled as a result of FDA regulations or similar foreign regulations, which could cause our sales and profits to decline. Unless a product is exempt or may be commercialized based on current FDA enforcement discretion policies, before we can market or sell a new medical device in the U.S., we must obtain FDA clearance or approval, which can be a lengthy and time-consuming process that may be affected by external factors including FDA resourcing. We generally receive clearance from the FDA to market our products in the U.S. under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or the FD&C Act, or our products are exempt from the Section 510(k) clearance process. The 510(k) clearance process can be expensive, time-consuming and uncertain. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a predicate device with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. The FDA has a high degree of latitude when evaluating submissions and may seek additional information before clearing a proposed device or may ultimately determine that a proposed device submitted for 510(k) clearance is not substantially equivalent to a predicate device. After a device receives 510(k) premarket notification clearance from the FDA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, packaging, and certain manufacturing processes may require a new 510(k) clearance or premarket approval. We have modified some of our Section 510(k) approved products without submitting new Section 510(k) notices, which we do not believe were required. However, if the FDA

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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
The FDA’s ongoing review of the 510(k) program may make it more difficult for us to make modifications to our previously cleared products, either by imposing stricter requirements on when a manufacturer must submit a new 510(k) for a modification to a previously cleared product, or by applying more onerous review criteria to such submissions. FDA continues to review its 510(k) clearance process which could result in additional changes to regulatory requirements or guidance documents which could increase the costs of compliance or restrict our ability to maintain current clearances. The requirements of the more rigorous premarket approval process and/or significant changes to the 510(k) clearance process could delay product introductions and increase the costs associated with FDA compliance. Marketing and sale of our products outside the U.S. are also subject to regulatory clearances and approvals, and if we fail to obtain these regulatory approvals, our sales could suffer. We cannot assure that any new products we develop will receive required regulatory approvals from U.S. or foreign regulatory agencies.
The definition of “device” in the FD&C Act was amended in 2016 to exclude certain software functions. Our software offerings may include functions that fall under FDA’s jurisdictional definition of a medical device, while there may be software offerings that are considered exempt from the “device” definition even when utilizing data coming from an FDA regulated medical device. Our determination of the appropriate classification of our digital offerings may lead to regulatory inquiry and the expenditure of time and resources to meet FDA feedback as to the appropriate category for particular digital offerings.
We are subject to substantial regulation related to quality standards applicable to our manufacturing and quality processes. Our failure to comply with these standards could have an adverse effect on our business, financial condition, or results of operations. The FDA regulates the approval, manufacturing, and sales and marketing of many of our products in the U.S. Significant government regulation also exists in Canada, Japan, Europe, Australia, China, and other countries in which we conduct business. As a device manufacturer, we are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA’s QSR requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. For example, on January 31, 2024, the FDA issued a final rule to amend and replace the QSR, which sets forth the FDA's current good manufacturing practice requirements for medical devices, to align more closely with the International Organization for Standardization standards. Specifically, this final rule, which the FDA expects to go into effect on February 2, 2026, establishes the QMSR, which among other things, incorporates by reference the quality management

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
system requirements of ISO 13485:2016. Although the FDA has stated that the standards contained in ISO 13485:2016 are substantially similar to those set forth in the QSR, and although our quality system is currently designed to comply with ISO standards in connection with our device certifications, it is unclear the extent to which this final rule, once effective, could impose additional or different regulatory requirements on us that could increase the costs of compliance or otherwise negatively affect our business. If we are unable to comply with QMSR, once effective, or with any other new or existing laws or regulations enforced by FDA or comparable regulatory authorities, we may be subject to enforcement action, which could have an adverse effect on our business, financial condition and results of operations. In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Union, we are required to maintain certain ISO certifications and comply with the Medical Device Regulation (MDR) in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications. Failure to comply with current governmental regulations and quality assurance guidelines could lead to temporary manufacturing shutdowns, product recalls or related field actions, product shortages or delays in product manufacturing. Efficacy or safety concerns, an increase in trends of adverse events in the marketplace, and/or manufacturing quality issues with respect to our products could lead to product recalls or related field actions, withdrawals, and/or declining sales.
Disruptions at the FDA and other government agencies caused by funding shortages, personnel reductions, or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, cleared or approved or commercialized in a timely manner or at all, which could negatively impact our business. The ability of the FDA to review and clear or approve new products can be affected by a variety of factors, including government budget and funding levels, staffing reductions, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Agency restructuring, changes in appropriations, reductions in force and other disruptions at the FDA and other agencies may slow the time necessary for medical devices or modifications to cleared or approved medical devices to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
RESMED INC. AND SUBSIDIARIES
Tax laws, regulations, and enforcement practices are evolving, are aggressively pursued in some jurisdictions, and may cause expense as well as management distraction, which may result in a material adverse effect on our results of operations, cash flows and financial position. Tax laws, regulations, and enforcement practices in various jurisdictions may be subject to significant changes in enforcement priorities due to economic, political, and other conditions. Developments in relevant tax laws, regulations, and administrative and enforcement practices, even if eventually unsubstantiated, could have a material adverse effect on our operating results, our financial position and cash flows and could impact the tax treatment of our past or future earnings. There are many transactions that occur during the ordinary course of conducting a global business subject to varying tax laws for which the ultimate tax determination is uncertain, and significant judgment is required in evaluating and estimating our provision and accruals for taxes. Governments are increasingly focused on ways to increase tax revenues, particularly from multinational corporations, which may lead to an increase in audit activity and aggressive positions taken by tax authorities.
Furthermore, due to shifting global economic and political conditions, tax policies and rates in various jurisdictions may be subject to significant change. For example, in calendar year 2022, the U.S. passed the Inflation Reduction Act, which made a several changes to the Internal Revenue Code of 1986, as amended, or the IRC, including a 15% corporate minimum tax on adjusted financial statement income for companies whose average adjusted net income for any consecutive three-year period beginning after December 31, 2022 exceeds $1.0 billion. While we do not anticipate any materially adverse impacts to our effective tax rate, we cannot provide any assurances that these provisions will not have a materially adverse impact on our effective tax rate.
Further, beginning in 2023, the Tax Cuts and Jobs Act of 2017, or the TCJA, eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five years for U.S. incurred expenditures or fifteen years for non-U.S. incurred expenditures, pursuant to IRC Section 174. On July 4, 2025, the One Big Beautiful Bill Act was signed into law modifying IRC Section 174 to reinstate the deduction for research and development expenditures where such activities are performed within the U.S. The Bill also introduces new provisions allowing for the immediate deduction of certain capital expenditures, which may have an impact on our future tax payments. We are in the process of evaluating the future impact of the Bill to our consolidated financial statements.
Additionally, while several countries, including the U.S. and other members of the Organization for Economic Co-operation and Development, or OECD, have reached agreement on a global minimum tax initiative, or Pillar Two, on June 28, 2025, the G7 issued a joint statement in which its members agreed that Pillar Two will operate alongside the U.S. system of tax and proposed that U.S.-parented multinational groups would not be subject to the income inclusion rules and undertaxed profits rules of Pillar Two. The remaining OECD countries are likely to consider changes to existing and proposed tax laws to align with the recommendations and guidelines proposed by G7. However, enactment or inconsistent application of such tax laws could increase our tax obligations in countries where we do business. We have assessed the impact of the laws in effect as of June 30, 2025 and anticipate that the Pillar Two minimum tax may impact our effective tax rate in fiscal year 2026. We cannot provide any assurances that there will not be a material impact on our effective tax rate in future years because of evolving tax legislation.
We are subject to ongoing tax audits by various local tax authorities, some of which are aggressively pursuing taxes on discontinued local operations. Our income tax returns are based on calculations and assumptions that require significant judgement and are subject to audit by various tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws. We regularly assess the potential outcomes of examinations and audits by tax authorities in determining the adequacy of our provision for income taxes. If any ongoing tax audits are resolved in a manner not consistent with management’s expectations, the result could be a material adjustment to our past or future taxable income, tax payable or deferred tax assets, and may require us to pay penalties and interest that could materially adversely affect our financial results.
We are currently under audit by the Australian Taxation Office, or the ATO, for the 2018 tax year. Additionally, tax years 2018 to 2024 remain open to examination by the major jurisdictions in which we are subject to tax. The taxing authorities of the jurisdictions in which we operate may challenge our positions and methodologies related to transfer pricing, including valuing developed technology, intercompany arrangements and intellectual property transfers. If challenged by tax authorities, Resmed will vigorously defend our positions and methodologies. Although we believe our tax positions are appropriate, any final assessment arising from tax audits may result in material changes to our past or future taxable income, tax payable or deferred tax assets, and may require us to pay penalties and interest that could materially adversely affect our financial results.

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
Sustainability and corporate governance issues are constantly evolving, leading to additional investment and expense, and may have an adverse effect on our business, financial condition and results of operations and reputation. There is a focus from certain investors, regulators, legislators, customers, consumers, employees and other stakeholders concerning sustainability matters. Additionally, public interest and legislative pressure related to public companies’ sustainability practices continue to grow. At the same time, certain countries have eliminated required reporting of sustainability practices. If our sustainability practices, including our external reporting thereof, fail to meet inconsistent regulatory requirements in jurisdictions in which we do business or stakeholders' evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, carbon emissions, renewable energy targets, support for local communities, human capital management, employee health and safety practices, product quality, supply chain management, corporate governance and transparency, our reputation, brand, and employee attraction and retention may be negatively impacted. Customers and/or suppliers may also adopt policies that include sustainability provisions or they may seek to include such provisions in their terms and conditions. These sustainability provisions and initiatives can be inconsistent, unpredictable and difficult for us to meet. If we are unable to comply, our customers and suppliers may be unwilling to continue business with us. In addition, failure to comply with new laws, regulations, or reporting requirements could negatively impact our reputation and our business. Our adoption of certain standards or mandated compliance to certain requirements could necessitate additional expense and investments that could impact our profitability.
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
•the perceived demand for our products in light of the introduction of pharmaceuticals to treat obesity and OSA; and
•general economic conditions, including rising interest rates, inflationary pressures, recessions, consumer sentiment and demand, global political conflict and industry factors unrelated to our actual performance.
Fluctuations in our quarterly operating results may cause the market price of our common stock to fluctuate.
Our ability to sustain or grow dividends or repurchase shares is subject to board discretion. Our dividend declarations, share-repurchase programs and other capital allocations are subject entirely to the discretion of our board of directors. The board of directors reviews these matters periodically and may, at any time and for any reason, decide to decrease, suspend or discontinue dividends, reduce or pause share repurchases, or redirect available cash toward alternative uses—such as strategic acquisitions, organic growth initiatives or other corporate purposes.

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
Among the factors the board of directors considers are our operating results, cash-flow generation, future funding requirements, prevailing economic and market conditions, legal and regulatory constraints under applicable corporate law, and the overall balance between returning capital to shareholders and investing for long-term growth. As these factors can change rapidly and are influenced by events beyond our control, investors should not rely on past dividend payments or repurchase activity as an indication of future distributions. Any modification to our capital return practices could adversely affect the market price of our common stock and diminish the total return to shareholders.
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
ITEM 1B UNRESOLVED STAFF COMMENTS
None.
ITEM 1C CYBERSECURITY
Risk Management and Strategy
We seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, integrity, and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. Our cybersecurity program is designed to protect information and information systems from unauthorized access, use, disclosure, disruption, modification, or destruction. Our management team has adopted policies, standards, processes, and practices and implemented controls and procedures that allow us to assess, identify and manage material risks from cybersecurity threats enabling our board of directors to actively oversee the strategic direction, objectives, and effectiveness of our cybersecurity risk management framework. Our processes are integrated into our overall enterprise risk management program, as implemented by management and as overseen by our board of directors. Our board of directors has an important role in risk oversight.
To identify and assess material risks from cybersecurity threats, we use a risk assessment process aligned with standard industry frameworks such as the National Institute of Standards and Technology, or NIST, International Organization for Standardization, or ISO, 27001 and other industry standards. We engage in regular network and endpoint monitoring, vulnerability assessments, and penetration testing, among other exercises. We continuously monitor threats and unauthorized access to our network through both internal and external third-party resources. We have developed incident response plans which include triage, assessing the severity of incidents, escalation protocols, containment of incidents, investigation of incidents, and remediation. We provide annual privacy and security training for all employees which incorporates awareness of cyber threats (including but not limited to malware, ransomware, and social engineering attacks), password hygiene and incident reporting processes.
We have also implemented processes to identify, monitor and address material risks from cybersecurity threats associated with our use of critical third-party service providers, including those in our supply chain or who have access to our systems, data or facilities that house such systems or data. Additionally, we require those third parties that could introduce significant cybersecurity risk to us to provide ISO certifications or Service Organization Controls, or SOC, 2 reports as evidence of a cybersecurity audit and these reports are reviewed and assessed for risk.
We review our cybersecurity risk framework and related policies both internally and externally by third parties at least annually. Our risk management program is also reviewed annually as part of SOC 2 and Health Information Trust Alliance, or HITRUST, Common Security Framework audits.

PART I	Item 1B — 4
RESMED INC. AND SUBSIDIARIES
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
Governance
Role of the Board of Directors and the Audit Committee
As part of the board of directors’ role in overseeing our enterprise risk management program, which includes our cybersecurity risk management framework, the board of directors is responsible for exercising oversight of management’s identification and management of, and planning for, material cybersecurity risks that may reasonably be expected to impact us. The audit committee is responsible for reviewing proposed disclosures in connection with any material cybersecurity incident consistent with our disclosure obligations under Item 1.05 of Form 8-K. The board of directors is informed of our cybersecurity risk management and receives an overview of our cybersecurity program from the Chief Information Security Officer, or CISO, at least annually. That overview covers, among other topics, the cybersecurity risk landscape and trends, data security posture, results from third-party assessments, training and vulnerability testing, our incident response plan, material cybersecurity risks, whether developing or actual, as well as the steps management has taken to respond to such risks, emerging cybersecurity regulations, technologies and best practices.
Role of Management
Our CISO, Chief Financial Officer, Global General Counsel, internal audit, and privacy teams are responsible for management’s oversight of cybersecurity governance, awareness, and security compliance. Our CISO meets regularly with this group to review the cybersecurity program designed to protect our information systems from cybersecurity threats and to respond to incidents in accordance with our incident response plan.
The CISO manages a team that is responsible for day-to-day tracking, assessing and management of threats. Through ongoing communications, the CISO and key stakeholders are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents and progress on cybersecurity infrastructure initiatives. In the event of a material cybersecurity incident or investigation, management will, in compliance with escalation protocols in place, promptly report to the board of directors, as appropriate, in accordance with our incident response plan and other policies, and determine the timing of action, and necessary response.
Our CISO has over 20 years of experience in various roles in information technology and information security, including serving as CISO at Mattel and Universal Music Group. He holds an MBA degree and several relevant certifications, including Certified Information Security Manager, Certified Information Systems Security Professional, Certified in Risk and Information System Control, and Certified Information Privacy Professional.
ITEM 2 PROPERTIES
We conduct our operations in both owned and leased properties. Our principal executive offices and U.S. sales facilities consist of approximately 230,000 square feet and are located on Spectrum Center Boulevard in San Diego, California, in a building we own. We have our primary research and development facilities, as well as office and manufacturing facilities at our owned site in Sydney, Australia. Other facilities are in Atlanta, Georgia, Moreno Valley, California, Chatsworth, California, and Calabasas, California, U.S.A.; Singapore; Johor Bahru, Malaysia; Lyon, France; Gremsdorf and Munich, Germany; and Suzhou, China.

PART I	Item 1B — 4
RESMED INC. AND SUBSIDIARIES
We believe that our facilities meet the needs of our current business operations. At June 30, 2025, our principal owned and leased properties were as follows:

Location	Ownership Status (Owned / Leased)	Square Footage	Primary Usage
San Diego, California	Owned	230,000	Corporate headquarters, engineering, research and development, sales and administration
Sydney, Australia	Owned	437,000	Manufacturing, engineering, research and development, sales and administration
Suzhou, China	Owned	53,000	Manufacturing, warehouse, engineering, research and development
Atlanta, Georgia	Leased	467,000	Manufacturing, warehouse and distribution
Singapore	Leased	305,000	Manufacturing, engineering, research and development, sales and administration
Johor, Malaysia	Leased	284,000	Manufacturing, engineering, research and development
Moreno Valley, California	Leased	244,000	Warehouse and distribution
Lyon, France	Leased	132,000	Sales, manufacturing and distribution
Calabasas, California(1)	Leased	129,000	Manufacturing, engineering, research and development
Chatsworth, California(1)	Leased	72,000	Manufacturing, engineering, research and development
Atlanta, Georgia	Leased	55,000	Residential care software sales and administration, engineering, research and development
Gremsdorf, Germany	Leased	51,000	Warehouse and distribution, sales and administration
Munich, Germany	Leased	46,000	Sales and distribution
(1)We expect to transition operations from our Chatsworth, California location to our Calabasas, California location during fiscal year 2026.
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
RESMED INC. AND SUBSIDIARIES
PART II
ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NYSE under the symbol “RMD”. As of July 31, 2025, there were 27 holders of record of our common stock, although the actual number of stockholders of our common stock is greater than this number of holders of record and many of these holders of record own shares as nominees on behalf of other beneficial owners.
Securities Authorized for Issuance Under Equity Compensation Plans
The information included under Item 12 of Part III of this Report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is hereby incorporated by reference into this Item 5 of Part II of this Report.
Purchases of Equity Securities
The following table summarizes our purchases of common stock during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (USD)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1 - 30, 2025	97,600	$234.98	43,604,613	11,111,400
May 1 - 31, 2025	321,134	239.98	43,925,747	10,790,266
June 1 - 30, 2025	—	—	43,925,747	10,790,266
Total	418,734	$238.81	43,925,747	10,790,266
On February 21, 2014, our board of directors approved our current share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of our common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant and subject to applicable legal requirements. The share repurchase program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. All share repurchases after February 21, 2014 have been executed under this program. Since approval of the share repurchase program in 2014 through June 30, 2025, we have repurchased a total of 9.2 million shares for an aggregate of $862.7 million. As of June 30, 2025, 10.8 million additional shares can be repurchased under the approved share repurchase program.
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
RESMED INC. AND SUBSIDIARIES
The following graph compares the cumulative total stockholders return on our common stock from June 30, 2020 through June 30, 2025, with the comparable cumulative return of the S&P 500 index, the S&P 500 Health Care index, and the Dow Jones U.S. Select Medical Equipment index. The graph assumes that $100 was invested in our common stock and each index on June 30, 2020. In addition, the graph assumes the reinvestment of all dividends paid. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

300
250
200
150
100
50
0
June 30, 2020
June 30, 2021
June 30, 2022
June 30, 2023
June 30, 2024
June 30, 2025
ResMed Inc.
S&P 500
S&P 500 Health Care
Dow Jones U.S Select Medical Equipment

The following table shows total indexed return of stock price plus reinvestments of dividends, assuming an initial investment of $100 at June 30, 2020, for the indicated periods.

Index	2021	2022	2023	2024	2025
ResMed Inc.	129	109	114	100	136
S&P 500	139	122	144	176	200
S&P 500 Health Care	126	128	133	146	135
Dow Jones U.S. Select Medical Equipment	136	114	128	127	142
ITEM 6 SELECTED FINANCIAL DATA
The following table summarizes certain selected consolidated financial data for, and as of the end of, each of the fiscal years in the five-year period ended June 30, 2025. The data set forth below should be read together with Item 7 of Part II of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 of Part II of this report, “Consolidated Financial Statements and Supplementary Data”, and related notes included elsewhere in this report. The consolidated statement of income data for the years ended June 30, 2025, 2024 and 2023 and the consolidated balance sheet data as of June 30, 2025 and 2024 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of income data for the years ended June 30, 2022 and 2021 and the consolidated balance sheet data as of June 30, 2023, 2022 and 2021 are derived from our audited consolidated financial

PART II	Item 6
RESMED INC. AND SUBSIDIARIES
statements not included in this report. Historical results do not necessarily indicate the results to be expected in the future, and the results for the years presented should not be considered to indicate our future results of operations.

Consolidated Statement of Income Data	Years Ended June 30,
(In thousands, except per share data):	2025	2024	2023	2022	2021
Net revenue	$5,146,327	$4,685,297	$4,222,993	$3,578,127	$3,196,825
Cost of sales (exclusive of amortization shown separately below)	2,059,241	1,997,031	1,836,935	1,514,166	1,312,598
Amortization of acquired intangible assets	32,116	32,963	30,396	39,650	45,127
Total cost of sales	2,091,357	2,029,994	1,867,331	1,553,816	1,357,725
Gross profit	3,054,970	2,655,303	2,355,662	2,024,311	1,839,100
Selling, general and administrative expenses	991,019	917,136	874,003	737,508	670,387
Research and development expenses	331,284	307,525	287,642	253,575	225,284
Amortization of acquired intangible assets	45,273	46,521	42,020	31,078	31,078
Restructuring expenses	—	64,228	9,177	—	8,673
Acquisition related expenses	2,031	—	10,949	1,864	—
Total operating expenses	1,369,607	1,335,410	1,223,791	1,024,025	935,422
Income from operations	1,685,363	1,319,893	1,131,871	1,000,286	903,678
Other income:
Interest expense, net	4,114	(45,708)	(47,379)	(22,312)	(23,627)
Loss attributable to equity method investments	3,644	(1,848)	(7,265)	(8,486)	(11,205)
Gain on insurance recoveries	—	—	20,227	—	—
Gain (loss) on equity investments	(10,299)	(4,045)	9,922	(12,202)	14,515
Other, net	(5,256)	(3,494)	(5,712)	3,197	301
Total other income (loss), net	(7,797)	(55,095)	(30,207)	(39,803)	(20,016)
Income before income taxes	1,677,566	1,264,798	1,101,664	960,483	883,662
Income taxes	276,843	243,847	204,108	181,046	409,157
Net income	$1,400,723	$1,020,951	$897,556	$779,437	$474,505
Basic earnings per share	$9.55	$6.94	$6.12	$5.34	$3.27
Diluted earnings per share	$9.51	$6.92	$6.09	$5.30	$3.24
Dividends per share	$2.12	$1.92	$1.76	$1.68	$1.56
Weighted average:
Basic shares outstanding	146,716	147,021	146,765	146,066	145,313
Diluted shares outstanding	147,340	147,550	147,455	147,043	146,451

	As of June 30,
Consolidated Balance Sheet Data (In thousands):	2025	2024	2023	2022	2021
Working capital	$2,486,485	$1,447,064	$1,609,297	$1,242,179	$662,991
Total assets	$8,174,391	$6,872,394	$6,751,708	$5,095,853	$4,728,125
Long-term debt, net	$658,392	$697,313	$1,431,234	$765,325	$643,351
Total stockholders’ equity	$5,967,859	$4,864,043	$4,129,903	$3,360,751	$2,885,679

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Management’s discussion and analysis of financial condition and results of operations, or the MD&A, is intended to help the reader understand our results of operations and financial condition. It is provided as a supplement to, and should be read in conjunction with, the selected financial data and consolidated financial statements and notes included in this report.
We are a global leader in the development, manufacturing, distribution and marketing of medical devices and cloud-based software applications that diagnose, treat and manage respiratory disorders, including sleep disordered breathing, or SDB, chronic obstructive pulmonary disease, neuromuscular disease and other chronic diseases. SDB includes obstructive sleep apnea and other respiratory disorders that occur during sleep. Our products and solutions are designed to improve patient quality of life, reduce the impact of chronic disease and lower healthcare costs as global healthcare systems continue to drive a shift in care from hospitals to the home and lower cost settings. Our digital cloud-based health software applications, along with our devices, are designed to provide connected care to improve patient outcomes and efficiencies for our customers.
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
We are committed to ongoing investment in research and development and product enhancements. During fiscal year 2025, we invested $331.3 million on research and development activities, which represents 6.4% of net revenues with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs. For example, our newest device, AirSense 11, introduced new features such as a touch screen, algorithms for patients new to therapy, digital enhancements and over-the-air update capabilities. Our operations include residential care software platforms designed to support the professionals and caregivers who help people stay healthy in the home or care setting of their choice. These platforms comprise our Residential Care Software business and, along with our cloud-based remote monitoring and therapy management system, and a robust product pipeline, these products should continue to provide us with a strong platform for future growth.
We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry, or Sleep and Breathing Health, and the supply of business management software as a service to residential healthcare providers, or Residential Care Software. During fiscal year 2025, we renamed our operating segments from Sleep and Respiratory Care to Sleep and Breathing Health and from Software as a Service to Residential Care Software in alignment with our 2030 strategy. There have been no changes in the preparation and disclosure of financial information by operating segment.
Net revenue in fiscal year 2025 increased to $5,146.3 million, an increase of 10% compared to fiscal year 2024. Gross profit increased for the year ended June 30, 2025 to $3,055.0 million, from $2,655.3 million for the year ended June 30, 2024, an increase of $399.7 million or 15%. Our net income for the year ended June 30, 2025 was $1,400.7 million or $9.51 per diluted share compared to net income of $1,021.0 million or $6.92 per diluted share for the year ended June 30, 2024.
Total operating cash flow for fiscal year 2025 was $1,751.6 million and at June 30, 2025, our cash and cash equivalents totaled $1,209.5 million. At June 30, 2025, our total assets were $8.2 billion and our stockholders’ equity was $6.0 billion. We paid a quarterly dividend of $0.53 per share during fiscal 2025 with a total amount of $310.9 million paid to stockholders.

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
In order to provide a framework for assessing how our underlying businesses performed, excluding the effect of foreign currency fluctuations, we provide certain financial information on a “constant currency basis”, which is in addition to the actual financial information presented. To calculate our constant currency information, we translate the current period financial information using the foreign currency exchange rates that were in effect during the previous comparable period. However, constant currency measures should not be considered in isolation or as an alternative to United States, or U.S., dollar measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with accounting principles generally accepted in the United States, or GAAP.
For discussion related to the results of operations and changes in financial condition for the fiscal year ended June 30, 2024 compared to fiscal year June 30, 2023, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the Year Ended June 30, 2024, which was filed with the U.S. Securities and Exchange Commission, or SEC, on August 9, 2024.
Fiscal Year Ended June 30, 2025 Compared to Fiscal Year Ended June 30, 2024
Net Revenues
Net revenue for the year ended June 30, 2025 increased to $5,146.3 million from $4,685.3 million for the year ended June 30, 2024, an increase of $461.0 million or 10% (a 10% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region for the year ended June 30, 2025 compared to the year ended June 30, 2024 (in thousands):

	Year Ended June 30,
	2025	2024	% Change	Constant Currency*
U.S., Canada and Latin America
Devices	$1,654,413	$1,522,758	9%
Masks and other	1,343,101	1,199,798	12
Total U.S., Canada and Latin America	$2,997,514	$2,722,556	10
Combined Europe, Asia and other markets
Devices	$1,010,760	$921,253	10%	9%
Masks and other	496,616	457,363	9	8
Total Combined Europe, Asia and other markets	$1,507,376	$1,378,616	9	9
Global revenue
Devices	$2,665,173	$2,444,011	9%	9%
Masks and other	1,839,717	1,657,161	11	11
Total Sleep and Breathing Health	$4,504,890	$4,101,172	10	10

Residential Care Software	641,437	584,125	10	10
Total	$5,146,327	$4,685,297	10	10
*Constant currency numbers exclude the impact of movements in international currencies.
Sleep and Breathing Health
Net revenue from our Sleep and Breathing Health business for the year ended June 30, 2025 increased to $4,504.9 million from $4,101.2 million for the year ended June 30, 2024, an increase of $403.7 million or 10%. Movements in international currencies against the U.S. dollar positively impacted net revenues by approximately $4.0 million for the year ended June 30, 2025. Excluding the impact of currency movements, total net revenue from our Sleep and Breathing Health business for the year ended June 30, 2025 increased by 10% compared to the year ended June 30, 2024. The increase in net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales.
Net revenue from our Sleep and Breathing Health business in the U.S., Canada and Latin America for the year ended June 30, 2025 increased to $2,997.5 million from $2,722.6 million for the year ended June 30, 2024, an increase of $275.0

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
million or 10%. The increase in net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales.
Net revenue from our Sleep and Breathing Health business in combined Europe, Asia and other markets increased for the year ended June 30, 2025 to $1,507.4 million from $1,378.6 million for the year ended June 30, 2024, an increase of $128.8 million or 9% (a 9% increase on a constant currency basis). The constant currency increase in device and mask sales in combined Europe, Asia and other was primarily attributable to increased demand and unit sales.
Net revenue from devices for the year ended June 30, 2025 increased to $2,665.2 million from $2,444.0 million for the year ended June 30, 2024, an increase of $221.2 million or 9%, including an increase of 9% in the U.S., Canada and Latin America and an increase of 10% in combined Europe, Asia and other markets (a 9% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the year ended June 30, 2025 increased by 9%.
Net revenue from masks and other for the year ended June 30, 2025 increased to $1,839.7 million from $1,657.2 million for the year ended June 30, 2024, an increase of 11%, including an increase of 12% in the U.S., Canada and Latin America and an increase of 9% in combined Europe, Asia and other markets (an 8% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales increased by 11%, compared to the year ended June 30, 2024.
Residential Care Software
Net revenue from our Residential Care Software business for the year ended June 30, 2025 was $641.4 million, compared to $584.1 million for the year ended June 30, 2024, an increase of $57.3 million or 10%. The increase was driven by continued growth in the Home Medical Equipment, or HME, and MEDIFOX DAN verticals within our Residential Care Software business.
Gross Profit and Gross Margin. Gross profit increased for the year ended June 30, 2025 to $3,055.0 million from $2,655.3 million for the year ended June 30, 2024, an increase of $399.7 million or 15%. Gross margin, which is gross profit as a percentage of net revenue, was 59.4% for the year ended June 30, 2025, compared with the 56.7% for the year ended June 30, 2024. The increase in gross margin was due primarily to procurement, manufacturing and logistics efficiencies, $14.3 million of combined expenses associated with the field safety notifications for masks with magnets and Astral devices recognized during the year ended June 30, 2024, as well as a reduction in the amortization of acquired intangibles during the year ended June 30, 2025. The masks with magnets field safety notification expenses relate to estimated costs to provide alternative masks to patients in response to updated contraindications for use of masks that incorporate magnets. The Astral field safety notification expenses relate to estimated costs associated with the replacement of a certain component in some of our Astral ventilation devices that were manufactured between 2013 to 2019.
Operating Expenses
The following table summarizes our operating expenses (in thousands):

	Year Ended June 30,		Change	% Change	Constant Currency
	2025	2024
Selling, general, and administrative	$991,019	$917,136	$73,883	8%	8%
as a % of net revenue	19.3%	19.6%
Research and development	$331,284	$307,525	$23,759	8%	8%
as a % of net revenue	6.4%	6.6%
Amortization of acquired intangible assets	$45,273	$46,521	$(1,248)	(3)%	(3)%
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased for the year ended June 30, 2025 to $991.0 million from $917.1 million for the year ended June 30, 2024, an increase of $73.9 million or 8%. Selling, general and administrative expenses, as reported in U.S. dollars, were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $0.2 million. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the year ended June 30, 2025 increased by 8% compared to the year ended

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 30, 2024. As a percentage of net revenue, selling, general and administrative expenses for the year ended June 30, 2025 improved to 19.3% compared to 19.6% for the year ended June 30, 2024.
The constant currency increase in selling, general and administrative expenses for the year ended June 30, 2025 compared to the year ended June 30, 2024 was primarily due to increases in employee-related costs and marketing expenses.
Research and Development Expenses
Research and development expenses increased for the year ended June 30, 2025 to $331.3 million from $307.5 million for the year ended June 30, 2024, an increase of $23.8 million or 8%. Research and development expenses were favorably impacted by the movement of international currencies against the U.S. dollar, which decreased our expenses by approximately $1.3 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses for the year ended June 30, 2025 increased by 8% compared to the year ended June 30, 2024. As a percentage of net revenue, research and development expenses were 6.4% for the year ended June 30, 2025 compared to 6.6% for the year ended June 30, 2024.
The constant currency increase in research and development expenses was primarily due to increases in employee-related costs.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets for the year ended June 30, 2025 was $45.3 million compared to $46.5 million for the year ended the year ended June 30, 2024. The decrease in amortization of acquired intangibles is due to certain acquired intangible assets reaching the end of their useful lives and becoming fully amortized, partially offset by increases from amortization of acquired intangibles associated with new acquisitions.
Restructuring Expenses
We did not incur material restructuring expenses during the year ended June 30, 2025. During the year ended June 30, 2024, we incurred restructuring expenses of $64.2 million associated with an evaluation of our existing operations to increase operational efficiency, decrease costs and increase profitability. Restructuring charges for the year ended June 30, 2024 were comprised of $28.6 million of employee severance and other one-time termination benefits, $33.2 million of intangible asset impairments associated with the wind down of certain business activities, and $2.4 million of other miscellaneous asset impairments.
Total Other Income (Loss), Net
The following table summarizes our other income (loss) (in thousands):

	Year Ended June 30,
	2025	2024	Change
Interest income (expense), net	$4,114	$(45,708)	$49,822
Gain (loss) attributable to equity method investments	3,644	(1,848)	5,492
Gain (loss) on equity investments	(10,299)	(4,045)	(6,254)
Other, net	(5,256)	(3,494)	(1,762)
Total other income (loss), net	$(7,797)	$(55,095)	$47,298
Total other income (loss), net for the year ended June 30, 2025 was a loss of $7.8 million, compared to a loss of $55.1 million for the year ended June 30, 2024. We recorded interest income, net, of $4.1 million for the year ended June 30, 2025 compared to interest expense, net of $45.7 million for the year ended June 30, 2024 due to lower debt levels following the repayment of our revolving credit facility and interest earned on cash balances. Losses associated with our investments in marketable and non-marketable equity securities were $10.3 million for the year ended June 30, 2025 compared to a loss of $4.0 million or the year ended June 30, 2024. Losses associated with our investments in marketable and non-marketable equity securities were partially offset by a gain attributable to equity method investments for the year ended June 30, 2025 of $3.6 million, compared to a loss of $1.8 million for the year ended June 30, 2024.

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
Income Taxes
Our effective income tax rate decreased to 16.5% for the year ended June 30, 2025 from 19.3% for the year ended June 30, 2024. Our effective rate of 16.5% for the year ended June 30, 2025 differs from the statutory rate of 21.0% primarily due to interest and penalties refunded by the IRS in relation to certain amended returns, tax benefits realized from the cessation of certain business activities, along with research credits and foreign operations. The decrease in our effective tax rate for the year ended June 30, 2025 was primarily due to the IRS refund of interest and penalties and tax benefits realized from the cessation of certain business activities.
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
The Organization of Economic Co-operation and Development (OECD) and the G20 Inclusive Framework on Base Erosion and Profit Shifting (the Inclusive Framework) has put forth two proposals—Pillar One and Pillar Two—that (i) revise the existing profit allocation and nexus rules and (ii) ensure a minimal level of taxation, respectively. Effective in our fiscal year beginning July 1, 2024, various jurisdictions in which we operate began implementing the global minimum tax prescribed under Pillar Two. These changes in legislation did not have a material impact on our income tax expense and cash flows for the fiscal year ending June 30, 2025.
On June 28, 2025, the G7 issued a joint statement in which its members agreed that Pillar Two will operate alongside the U.S. system of tax and proposed that U.S.-parented multinational groups would not be subject to the income inclusion rules and undertaxed profits rules of Pillar Two. The remaining OECD countries are likely to consider changes to existing and proposed tax laws to align with the recommendations and guidelines proposed by G7. We are continuing to evaluate the potential impacts of the Inclusive Framework for future periods.
Net Income and Earnings per Share
As a result of the factors discussed above, our net income for the year ended June 30, 2025 was $1,400.7 million compared to net income of $1,021.0 million for the year ended June 30, 2024. Our earnings per diluted share for the year ended June 30, 2025 was $9.51 compared to $6.92 for the year ended June 30, 2024, an increase of 37%.
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

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except percentages):

	Year Ended June 30,
	2025	2024
GAAP Net revenue	$5,146,327	$4,685,297

GAAP Cost of sales	$2,091,357	$2,029,994
Less: Amortization of acquired intangibles	(32,116)	(32,963)
Less: Masks with magnets field safety notification expenses	1,512	(6,351)
Less: Astral field safety notification expenses	—	(7,911)
Non-GAAP cost of sales	$2,060,753	$1,982,769

GAAP gross profit	$3,054,970	$2,655,303
GAAP gross margin	59.4%	56.7%
Non-GAAP gross profit	$3,085,574	$2,702,528
Non-GAAP gross margin	60.0%	57.7%
The measure “non-GAAP income from operations” is equal to GAAP income from operations once adjusted for amortization of acquired intangibles, restructuring expenses, field safety notification expenses, and acquisition-related expenses. Non-GAAP income from operations is reconciled with GAAP income from operations below (in thousands):

	Year Ended June 30,
	2025	2024
GAAP income from operations	$1,685,363	$1,319,893
Amortization of acquired intangibles - cost of sales	32,116	32,963
Amortization of acquired intangibles - operating expenses	45,273	46,521
Restructuring expenses	—	64,228
Masks with magnets field safety notification expenses	(1,512)	6,351
Astral field safety notification expenses	—	7,911
Acquisition-related expenses	2,031	483
Non-GAAP income from operations	$1,763,271	$1,478,350

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
The measure “non-GAAP net income” is equal to GAAP net income once adjusted for amortization of acquired intangibles, restructuring expenses, field safety notification expenses, acquisition related expenses, and associated tax effects, in addition to tax benefits from business cessation, and the tax effect of interest and penalties on tax refunds. The measure “non-GAAP diluted earnings per share” is the ratio of non-GAAP net income to diluted shares outstanding. These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except for per share amounts):

	Year Ended June 30,
	2025	2024
GAAP net income	$1,400,723	$1,020,951
Amortization of acquired intangibles - cost of sales	32,116	32,963
Amortization of acquired intangibles - operating expenses	45,273	46,521
Restructuring expenses	—	64,228
Masks with magnets field safety notification expenses	(1,512)	6,351
Astral field safety notification expenses	—	7,911
Acquisition-related expenses	2,031	483
Tax benefit from business cessation	(21,430)	—
Income tax effect of interest income on tax refunds	(29,976)	—
Income tax effect on non-GAAP adjustments	(20,448)	(40,114)
Non-GAAP net income	$1,406,777	$1,139,294
Diluted shares outstanding	147,340	147,550
GAAP diluted earnings per share	$9.51	$6.92
Non-GAAP diluted earnings per share	$9.55	$7.72
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations and access to our revolving credit facility. Our primary uses of cash have been for research and development activities, selling and marketing activities, capital expenditures, strategic acquisitions and investments, share repurchases, dividend payments and repayment of debt obligations. We expect that cash provided by operating activities may fluctuate in future periods as a result of several factors, including fluctuations in our operating results, which include supply chain disruptions, working capital requirements and capital deployment decisions.
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
As of June 30, 2025 and June 30, 2024, we had cash and cash equivalents of $1,209.5 million and $238.4 million, respectively. Our cash and cash equivalents held within the U.S. at June 30, 2025 and June 30, 2024 were $555.0 million and $51.2 million, respectively. Our remaining cash and cash equivalent balances at June 30, 2025 and June 30, 2024, were $654.5 million and $187.2 million, respectively. Our cash and cash equivalent balances are held at highly rated financial institutions.
As of June 30, 2025, we had up to $1,500.0 million available for draw down under the revolving credit facility and a combined total of $2,709.5 million in cash and available liquidity under the revolving credit facility.
We repatriated $1,050.0 million and $800.0 million to the U.S. during the years ended June 30, 2025 and 2024, respectively, from earnings generated in each of those years. The amount of the current year foreign earnings that we have repatriated to the U.S. in the past has been determined, and the amount that we expect to repatriate during fiscal year 2025 will be determined, based on a variety of factors, including current year earnings of our foreign subsidiaries, foreign

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
Revolving Credit Agreement, Term Credit Agreement and Senior Notes
On June 29, 2022, we entered into a second amended and restated credit agreement, or as amended from time to time, the Revolving Credit Agreement. The Revolving Credit Agreement, among other things, provided a senior unsecured revolving credit facility of $1,500.0 million, with an uncommitted option to increase the revolving credit facility by an additional amount equal to the greater of $1,000.0 million or 1.0 times the EBITDA for the trailing twelve-month measurement period. Additionally, on June 29, 2022, ResMed Pty Limited entered into a Second Amendment to the Syndicated Facility Agreement, or the Term Credit Agreement. The Term Credit Agreement, among other things, provides ResMed Pty Limited a senior unsecured term credit facility of $200.0 million. The Revolving Credit Agreement and Term Credit Agreement each terminate on Jun 29, 2027, when all unpaid principal and interest under the loans must be repaid. As of June 30, 2025, we had $1,500.0 million available for draw down under the revolving credit facility.
On July 10, 2019, we entered into a Note Purchase Agreement with the purchasers to that agreement, in connection with the issuance and sale of $250.0 million principal amount of our 3.24% senior notes due July 10, 2026, and $250.0 million principal amount of our 3.45% senior notes due July 10, 2029, or the Senior Notes.
On June 30, 2025, there was a total of $670.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes. We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and debt facilities.
Cash Flow Summary
The following table summarizes our cash flow activity (in thousands):

	Year Ended June 30,
	2025	2024
Net cash provided by operating activities	$1,751,588	$1,401,260
Net cash used in investing activities	(200,045)	(269,784)
Net cash used in financing activities	(606,253)	(1,119,287)
Effect of exchange rate changes on cash	25,799	(1,719)
Net increase in cash and cash equivalents	$971,089	$10,470
Operating Activities
Cash provided by operating activities was $1,751.6 million for the year ended June 30, 2025, compared to cash provided of $1,401.3 million for the year ended June 30, 2024. The $350.3 million increase in cash flow from operations was primarily due to increased net income, partially offset by higher working capital during the year ended June 30, 2025 compared to the year ended June 30, 2024. During the year ended June 30, 2025, our operating cash flows included $124.4 million of income tax refunds and associated interest and penalties.
Investing Activities
Cash used in investing activities was $200.0 million for the year ended June 30, 2025, compared to cash used of $269.8 million for the year ended June 30, 2024. The $69.7 million decrease in cash flow used in investing activities was primarily due to net proceeds from maturity of foreign currency contracts during the year ended June 30, 2025 compared to net

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
payments from maturity of foreign currency contracts and decreased purchases of property, plant and equipment during the year ended June 30, 2025.
Financing Activities
Cash used in financing activities was $606.3 million for the year ended June 30, 2025, compared to cash used of $1,119.3 million for the year ended June 30, 2024. We repurchased $300.0 million of treasury stock during the year ended June 30, 2025 compared to repurchases of $150.0 million during the year ended June 30, 2024. Cash outflows for treasury stock repurchases were offset by lower net repayments under our Revolving Credit Agreement of $40.0 million for the year ended June 30, 2025 compared to net repayments of $730.0 million for the year ended June 30, 2024.
Dividends
During the year ended June 30, 2025, we paid cash dividends of $2.12 per common share totaling $310.9 million. On July 31, 2025, our board of directors declared a cash dividend of $0.60 per common share, to be paid on September 18, 2025, to shareholders of record as of the close of business on August 14, 2025. Future dividends are subject to approval by our board of directors.
Contractual Obligations and Commitments
Details of contractual obligations at June 30, 2025 are as follows (in thousands):

		Payments Due by June 30,
	Total	2026	2027	2028	2029	2030	Thereafter
Debt	$670,775	$10,775	$410,000	$—	$—	$250,000	$—
Interest on debt	59,788	25,344	16,954	8,625	8,625	240	—
Operating leases	224,945	41,131	34,688	28,347	26,242	20,633	73,904
Purchase obligations	963,763	927,365	26,090	4,430	2,339	2,154	1,385
Total	$1,919,271	$1,004,615	$487,732	$41,402	$37,206	$273,027	$75,289
Details of other commercial commitments at June 30, 2025 are as follows (in thousands):

		Amount of Commitment Expiration Per Period
	Total	2026	2027	2028	2029	2030	Thereafter
Standby letter of credit	$11,985	$4,087	$91	$—	$313	$30	$7,464
Guarantees*	4,719	4,617	7	27	33	2	33
Total	$16,704	$8,704	$98	$27	$346	$32	$7,497
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
Segment Information
We have determined that we have two operating segments, which are the Sleep and Breathing Health segment and the Residential Care Software segment. See Note 13 – Segment Information of the Notes to the Consolidated Financial Statements (Part II, Item 8) for financial information regarding segment reporting. Financial information about our revenues from and assets located in foreign countries is also included in the notes to the consolidated financial statements included in this report.
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
During the annual reviews for the years ended June 30, 2025, 2024 and 2023, we completed a Step 0 or Qualitative assessment and determined it was more likely than not that the fair value of our reporting units exceeded their carrying amounts, including goodwill, and therefore goodwill was not impaired.
(2)Income Tax. Management judgment is required in determining our income tax provision, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets in accordance with GAAP. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to uncertain tax positions. Significant changes to these estimates may result in an increase or decrease in our income tax provision in the current period or subsequent periods.
We maintain valuation allowances if it is more likely than not that all or a portion of the deferred tax asset will not be realized. In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The realizability assessments made at a given balance sheet date are subject to change in the future, particularly if earnings of a subsidiary are significantly higher or lower than expected, or if we take operational or tax planning actions that could impact the future taxable earnings of a subsidiary.

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and our income tax returns are based on calculations and assumptions subject to audit by various tax authorities. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While we believe we have appropriate support for the positions taken on our tax returns, we assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes on a quarterly basis. Based on our assessment, we may adjust the income tax provision, deferred taxes and valuation allowances in the period in which the facts that give rise to a revision become known.
Tax years 2018 to 2024 remain subject to examination by the major tax jurisdictions in which we are subject to tax.
(3)Revenue Recognition. We have determined that we have two operating segments, which are Sleep and Breathing Health and Residential Care Software. For products in our Sleep and Breathing Health business, we transfer control and recognize a sale when products are shipped to the customer in accordance with the contractual shipping terms. For our Residential Care Software business, revenue associated with cloud-hosted services are recognized as they are provided. Unbilled receivables arise when revenue is recognized for goods or services transferred but the customer has not yet been invoiced, typically due to billing terms or timing differences. We defer the recognition of a portion of the consideration received when performance obligations are not yet satisfied. Consideration received from customers in advance of revenue recognition is classified as deferred revenue. Performance obligations resulting in deferred revenue in our Sleep and Breathing Health business relate primarily to extended warranties on our devices and the provision of data for patient monitoring. Performance obligations resulting in deferred revenue in our Residential Care Software business relate primarily to the provision of software access with maintenance and support over an agreed term and material rights associated with future discounts upon renewal of some Residential Care Software contracts. Generally, deferred revenue will be recognized over a period of one to five years. Our contracts do not contain significant financing components.
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
Off-Balance Sheet Arrangements
As of June 30, 2025, we are not involved in any significant off-balance sheet arrangements, as described in Instruction 8 to Item 303(b) of Regulation S-K promulgated by the SEC.

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
The notional value of outstanding foreign cross-currency swaps was $1,128.3 million and $1,026.2 million at June 30, 2025 and June 30, 2024, respectively. These contracts mature at various dates prior to December 31, 2029.
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
The notional value of the outstanding non-designated hedges was $1,410.2 million and $1,340.0 million at June 30, 2025 and June 30, 2024, respectively. These contracts mature at various dates prior to June 15, 2026.

PART II	Item 7A
RESMED INC. AND SUBSIDIARIES Quantitative and Qualitative Disclosures About Market and Business Risks
Fair Values of Derivative Instruments
The table below provides information (in U.S. dollars) on our significant foreign-currency-denominated financial assets by legal entity functional currency as of June 30, 2025 (in thousands):

	U.S. Dollar (USD)	Euro (EUR)	Canadian Dollar (CAD)	Chinese Yuan (CNY)
AUD Functional:
Net Assets/(Liabilities)	409,575	(201,058)	(63)	37,600
Foreign Currency Hedges	(340,000)	188,330	—	(27,918)
Net Total	69,575	(12,728)	(63)	9,682
USD Functional:
Net Assets/(Liabilities)	—	333,760	37,442	—
Foreign Currency Hedges	—	(329,578)	(36,711)	—
Net Total	—	4,182	731	—
SGD Functional:
Net Assets/(Liabilities)	473,872	256,438	—	2,871
Foreign Currency Hedges	(470,000)	(241,298)	—	—
Net Total	3,872	15,140	—	2,871

PART II	Item 7A
RESMED INC. AND SUBSIDIARIES Quantitative and Qualitative Disclosures About Market and Business Risks
The table below provides information about our material foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars, forward contracts and cross-currency swaps held at June 30, 2025. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

		Fair Value Assets / (Liabilities)
	Total	June 30, 2025	June 30, 2024
AUD/USD
Contract amount	340,000	2,969	730
Ave. contractual exchange rate	AUD 1 = USD 0.6521
AUD/Euro
Contract amount	276,610	(1,203)	(1,610)
Ave. contractual exchange rate	AUD 1 = EUR 0.5777
SGD/Euro
Contract amount	258,954	(1,426)	825
Ave. contractual exchange rate	SGD 1 = EUR 0.6716
SGD/USD
Contract amount	470,000	3,031	(2,054)
Ave. contractual exchange rate	SGD 1 = USD 0.7826
AUD/CNY
Contract amount	27,918	374	(112)
Ave. contractual exchange rate	AUD 1 = CNY 4.6233
USD/EUR
Contract amount	1,128,329	(128,631)	(31,743)
Ave. contractual exchange rate	USD 1 = EUR 0.9610
USD/CAD
Contract amount	36,711	370	(143)
Ave. contractual exchange rate	CAD 1 = USD 0.7416
Interest Rate Risk
We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At June 30, 2025, we held cash and cash equivalents of $1,209.5 million principally comprising of bank term deposits and at-call accounts and are invested at both short-term fixed interest rates and variable interest rates. At June 30, 2025, there was $170.0 million outstanding under the term loan facilities, which were subject to variable interest rates. A hypothetical 10% change in interest rates during the year ended June 30, 2025, would not have had a material impact on pretax income. We have no interest rate hedging agreements. On July 10, 2019, we entered into the Note Purchase Agreement with the purchasers to that agreement, in connection with the issuance and sale of $250.0 million principal amount of our 3.24% senior notes due July 10, 2026, and $250.0 million principal amount of our 3.45% senior notes due July 10, 2029. The interest rate on these notes is fixed and not subject to fluctuation.
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
(a) Index to Consolidated Financial Statements
(b) Supplementary Data
Quarterly Financial Information (unaudited)—The quarterly results for the years ended June 30, 2025 and 2024 are summarized below (in thousands, except per share amounts):

2025	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenue	$1,224,509	$1,282,089	$1,291,736	$1,347,993	$5,146,327
Gross profit	$717,219	$751,275	$766,409	$820,070	$3,054,970
Net income	$311,355	$344,622	$365,041	$379,705	$1,400,723
Basic earnings per share	$2.12	$2.35	$2.49	$2.59	$9.55
Diluted earnings per share	$2.11	$2.34	$2.48	$2.58	$9.51

2024	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenue	$1,102,321	$1,162,801	$1,196,980	$1,223,195	$4,685,297
Gross profit	$600,060	$646,934	$692,781	$715,527	$2,655,303
Net income	$219,422	$208,800	$300,492	$292,237	$1,020,951
Basic earnings per share	$1.49	$1.42	$2.04	$1.99	$6.94
Diluted earnings per share	$1.49	$1.42	$2.04	$1.98	$6.92
Note: the amounts for each quarter are computed independently and, due to the computation formula, the sum of the four quarters may not equal the year.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
ResMed Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of ResMed Inc. and subsidiaries (the Company) as of June 30, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 7, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of goodwill triggering events
As discussed in Notes 2(i) and 5 to the consolidated financial statements, the Company’s goodwill balance was $3,047 million as of June 30, 2025. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of a reporting unit, including goodwill, might exceed the fair value of the reporting unit. In the current year, the Company performed qualitative, or Step 0, assessments to determine whether there was a greater than 50 percent likelihood that the fair value of each reporting unit was less than its carrying value. After completing Step 0, the Company determined that goodwill was not more likely than not impaired and, therefore, no Step 1, or quantitative assessment, was necessary.

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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the evaluation of goodwill impairment. This included a control related to the Company’s assessment of potential goodwill triggering events. We evaluated the Company’s Step 0 assessment for its reporting units by:
•considering macroeconomic conditions including gross domestic product, labor market, and inflation by key regions around the world for negative indicators
•evaluating information from analyst reports in the enterprise software and sleep and breathing health industries, which were compared to industry and market considerations used by the Company
•analyzing information including changes in the costs of raw materials and labor, the financial performance of the reporting units, the Company’s market capitalization, and other entity and reporting-unit specific events.
/s/ KPMG LLP
We have served as the Company’s auditor since 1994.
San Diego, California
August 7, 2025

PART II	Item 8
RESMED INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2025 and 2024
(In US$ and in thousands, except share and per share data)

	June 30, 2025	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$1,209,450	$238,361
Accounts receivable, net of allowances of $22,424 and $21,132 at June 30, 2025 and June 30, 2024, respectively	939,492	837,275
Inventories (note 4)	927,711	822,250
Prepaid expenses and other current assets (note 4)	428,952	459,833
Total current assets	3,505,605	2,357,719
Non-current assets:
Property, plant and equipment, net (note 4)	550,790	548,025
Operating lease right-of-use assets (note 9)	167,497	151,121
Goodwill (note 5)	3,046,680	2,842,055
Other intangible assets, net (note 5)	464,861	485,904
Deferred income taxes (note 12)	253,119	203,569
Prepaid taxes and other non-current assets	185,839	284,001
Total non-current assets	4,668,786	4,514,675
Total assets	$8,174,391	$6,872,394
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$278,157	$237,728
Accrued expenses (note 7)	402,253	377,678
Operating lease liabilities, current (note 9)	30,506	25,278
Deferred revenue	166,030	152,554
Income taxes payable (note 12)	132,274	107,517
Short-term debt, net (note 8)	9,900	9,900
Total current liabilities	1,019,120	910,655
Non-current liabilities:
Deferred revenue	156,803	137,343
Deferred income taxes (note 12)	77,682	79,339
Operating lease liabilities, non-current (note 9)	153,015	141,444
Other long-term liabilities	141,520	42,257
Long-term debt, net (note 8)	658,392	697,313
Long-term income taxes payable (note 12)	—	—
Total non-current liabilities	1,187,412	1,097,696
Total liabilities	2,206,532	2,008,351
Commitments and contingencies (note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $0.004 par value, 350,000,000 shares authorized; 190,311,097 issued and 146,385,350 outstanding at June 30, 2025 and 189,565,112 issued and 146,901,045 outstanding at June 30, 2024	761	588
Additional paid-in capital	2,033,599	1,896,604
Retained earnings	6,081,490	4,991,647
Treasury stock, at cost, 43,925,747 shares at June 30, 2025 and 42,664,067 shares at June 30, 2024	(2,073,292)	(1,773,267)
Accumulated other comprehensive loss	(74,699)	(251,529)
Total stockholders’ equity	5,967,859	4,864,043
Total liabilities and stockholders’ equity	$8,174,391	$6,872,394
See accompanying notes to consolidated financial statements.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended June 30, 2025, 2024 and 2023
(In US$ and in thousands, except share and per share data)

	June 30, 2025	June 30, 2024	June 30, 2023
Net revenue - Sleep and Breathing Health products	$4,504,890	$4,101,172	$3,725,017
Net revenue - Residential Care Software	641,437	584,125	497,976
Net revenue	5,146,327	4,685,297	4,222,993

Cost of sales - Sleep and Breathing Health products	1,864,198	1,806,845	1,662,957
Cost of sales - Residential Care Software	195,043	190,186	173,978
Cost of sales (exclusive of amortization shown separately below)	2,059,241	1,997,031	1,836,935

Amortization of acquired intangible assets - Sleep and Breathing Health products	6,646	5,515	5,340
Amortization of acquired intangible assets - Residential Care Software	25,470	27,448	25,056
Amortization of acquired intangible assets	32,116	32,963	30,396
Total cost of sales	2,091,357	2,029,994	1,867,331
Gross profit	3,054,970	2,655,303	2,355,662

Selling, general, and administrative	991,019	917,136	874,003
Research and development	331,284	307,525	287,642
Amortization of acquired intangible assets	45,273	46,521	42,020
Restructuring expenses (note 17)	—	64,228	9,177
Acquisition related expenses	2,031	—	10,949
Total operating expenses	1,369,607	1,335,410	1,223,791
Income from operations	1,685,363	1,319,893	1,131,871
Other income (loss), net:
Interest income (expense), net	4,114	(45,708)	(47,379)
Gain (loss) attributable to equity method investments (note 6)	3,644	(1,848)	(7,265)
Gain (loss) on equity investments (note 6)	(10,299)	(4,045)	9,922
Gain on insurance recoveries	—	—	20,227
Other, net	(5,256)	(3,494)	(5,712)
Total other income (loss), net	(7,797)	(55,095)	(30,207)
Income before income taxes	1,677,566	1,264,798	1,101,664
Income taxes (note 12)	276,843	243,847	204,108
Net income	$1,400,723	$1,020,951	$897,556

Basic earnings per share (note 11)	$9.55	$6.94	$6.12
Diluted earnings per share (note 11)	$9.51	$6.92	$6.09
Dividend declared per share	$2.12	$1.92	$1.76
Basic shares outstanding (000's)	146,716	147,021	146,765
Diluted shares outstanding (000's)	147,340	147,550	147,455
See accompanying notes to consolidated financial statements.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended June 30, 2025, 2024 and 2023
(In US$ and in thousands)

	June 30, 2025	June 30, 2024	June 30, 2023
Net income	$1,400,723	$1,020,951	$897,556
Other comprehensive income (loss):
Unrealized gains (losses) on designated hedging instruments	(52,573)	31,743	(35,596)
Foreign currency translation (loss) gain adjustments	229,403	(10,744)	75,815
Comprehensive income	$1,577,553	$1,041,950	$937,775
See accompanying notes to consolidated financial statements.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended June 30, 2025, 2024 and 2023
(In US$ and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2022	188,247	$586	$1,682,432	(41,836)	$(1,623,256)	$3,613,736	$(312,747)	$3,360,751
Common stock issued on exercise of options (note 10)	157	—	9,696	—	—	—	—	9,696
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 10)	277	1	(30,632)	—	—	—	—	(30,631)
Common stock issued on employee stock purchase plan (note 10)	220	1	39,445	—	—	—	—	39,446
Stock-based compensation costs (note 10)	—	—	71,142	—	—	—	—	71,142
Other comprehensive loss	—	—	—	—	—	—	40,219	40,219
Net income	—	—	—	—	—	897,556	—	897,556
Dividends declared ($1.76 per common share)	—	—	—	—	—	(258,276)	—	(258,276)
Balance, June 30, 2023	188,901	$588	$1,772,083	(41,836)	$(1,623,256)	$4,253,016	$(272,528)	$4,129,903
Common stock issued on exercise of options (note 10)	166	—	13,484	—	—	—	—	13,484
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 10)	175	1	(8,758)	—	—	—	—	(8,757)
Common stock issued on employee stock purchase plan (note 10)	323	1	39,609	—	—	—	—	39,610
Treasury stock purchases	—	(2)	2	(828)	(150,011)	—	—	(150,011)
Stock-based compensation costs (note 10)	—	—	80,184	—	—	—	—	80,184
Other comprehensive income	—	—	—	—	—	—	20,999	20,999
Net income	—	—	—	—	—	1,020,951	—	1,020,951
Dividends declared ($1.92 per common share)	—	—	—	—	—	(282,320)	—	(282,320)
Balance, June 30, 2024	189,565	$588	$1,896,604	(42,664)	$(1,773,267)	$4,991,647	$(251,529)	$4,864,043
Adjustment to common stock amount	—	170	(170)	—	—	—	—	—
Common stock issued on exercise of options (note 10)	293	1	30,882	—	—	—	—	30,883
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 10)	227	2	(18,079)	—	—	—	—	(18,077)
Common stock issued on employee stock purchase plan (note 10)	226	—	43,556	—	—	—	—	43,556
Treasury stock purchases	—	—	—	(1,262)	(300,025)			(300,025)
Stock-based compensation costs (note 10)	—	—	91,661	—	—	—	—	91,661
Acquisition of consolidated subsidiary	—	—	(10,855)	—	—	—	—	(10,855)
Other comprehensive income	—	—	—	—	—	—	176,830	176,830
Net income	—	—	—	—	—	1,400,723	—	1,400,723
Dividends declared ($2.12 per common share)	—	—	—	—	—	(310,880)	—	(310,880)
Balance, June 30, 2025	190,311	$761	$2,033,599	(43,926)	$(2,073,292)	$6,081,490	$(74,699)	$5,967,859
See accompanying notes to consolidated financial statements.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended June 30, 2025, 2024 and 2023
(In US$ and in thousands)

	June 30, 2025	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net income	$1,400,723	$1,020,951	$897,556
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198,473	176,870	165,156
Amortization of right-of-use assets	37,338	39,339	32,406
Stock-based compensation costs (note 10)	91,661	80,184	71,142
(Gain) loss attributable to equity method investments, net of dividends received (note 6)	(3,644)	1,848	10,138
(Gain) loss on equity investments (note 6)	10,299	4,045	(9,922)
Restructuring expenses (note 17)	—	33,239	9,177
Gain on insurance recoveries	—	—	(20,227)
Changes in operating assets and liabilities:
Accounts receivable	(76,684)	(134,278)	(106,511)
Inventories	(80,165)	172,203	(248,833)
Prepaid expenses, net deferred income taxes and other current assets	82,629	(115,213)	(138,125)
Accounts payable, accrued expenses and other	90,958	122,072	31,342
Net cash provided by operating activities	1,751,588	1,401,260	693,299
Cash flows from investing activities:
Purchases of property, plant and equipment	(89,865)	(99,460)	(119,672)
Patent registration costs	(10,777)	(15,396)	(14,328)
Business acquisitions, net of cash acquired	(139,248)	(133,464)	(1,012,749)
Purchases of investments (note 6)	(6,416)	(12,765)	(32,229)
Proceeds from exits of investments (note 6)	4,628	1,000	3,937
Proceeds / (payments) on maturity of foreign currency contracts	41,633	(9,699)	15,196
Net cash used in investing activities	(200,045)	(269,784)	(1,159,845)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	74,439	53,094	49,142
Taxes paid related to net share settlement of equity awards	(18,077)	(8,757)	(30,631)
Purchases of treasury stock	(300,025)	(150,011)	—
Payments of business combination contingent consideration	(855)	(1,293)	(2,361)
Acquisition of consolidated subsidiary	(10,855)	—	—
Proceeds from borrowings, net of borrowing costs	—	105,000	1,070,000
Repayment of borrowings	(40,000)	(835,000)	(405,000)
Dividends paid	(310,880)	(282,320)	(258,276)
Net cash (used in) provided by financing activities	(606,253)	(1,119,287)	422,874
Effect of exchange rate changes on cash	25,799	(1,719)	(2,147)
Net increase (decrease) in cash and cash equivalents	971,089	10,470	(45,819)
Cash and cash equivalents at beginning of period	238,361	227,891	273,710
Cash and cash equivalents at end of period	$1,209,450	$238,361	$227,891
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$214,013	$278,400	$216,866
Interest paid	$28,415	$45,708	$47,379
Fair value of assets acquired, excluding cash	$43,534	$46,033	$359,730
Liabilities assumed	(6,279)	(7,696)	(131,765)
Goodwill on acquisition	101,323	92,191	786,990
Deferred payments	670	(143)	2,542
Fair value of contingent consideration	855	4,372	(2,387)
Cash paid for acquisitions	$140,103	$134,757	$1,015,110
See accompanying notes to consolidated financial statements.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

(1) Organization and Basis of Presentation
ResMed Inc. (referred to herein as "Resmed", “we”, “us”, “our” or the “Company”) is a Delaware corporation formed in March 1994 as a holding company for the Resmed Group. Through our subsidiaries, we design, manufacture and market equipment for the diagnosis and treatment of sleep-disordered breathing and other respiratory disorders, including obstructive sleep apnea. Our manufacturing operations are located in Australia, Singapore, Malaysia, France, China and the United States, or U.S. Major distribution and sales sites are located in the U.S., Germany, France, the United Kingdom, Switzerland, Australia, Japan, China, Finland, Norway and Sweden. We also operate a software as a service, or SaaS, business in the U.S. and Germany that includes residential care software platforms designed to support the professionals and caregivers who help people stay healthy in the home or care setting of their choice.
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
(b)Revenue Recognition
In accordance with Accounting Standard Codification, or ASC, Topic 606, “Revenue from Contracts with Customers”, we account for a contract with a customer when there is a legally enforceable contract, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry, or Sleep and Breathing Health, and the supply of business management SaaS to residential care providers, or Residential Care Software. Our Sleep and Breathing Health revenue relates primarily to the sale of our products that are therapy-based equipment. Some contracts include additional performance obligations such as the provision of extended warranties and provision of data for patient monitoring. Our Residential Care Software revenue relates to the provision of software access with ongoing support and maintenance services as well as professional services such as training and consulting.
Disaggregation of revenue
See Note 13 – Segment Information for our net revenue disaggregated by segment, product and region for the years ended June 30, 2025, 2024 and 2023.
Performance obligations and contract balances
Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of risk and/or control of our products at a point in time. For products in our Sleep and Breathing Health business, we transfer control and recognize a sale when products are shipped to the customer in accordance with the contractual shipping terms. For our Residential Care Software business, revenue associated with cloud-hosted services are recognized as they are provided. Unbilled receivables arise when revenue is recognized for goods or services transferred but the customer has not yet been invoiced, typically due to billing terms or timing differences. We defer the recognition of a portion of the consideration received when performance obligations are not yet satisfied. Consideration received from customers in advance of revenue recognition is classified as deferred revenue. Performance obligations resulting in deferred revenue in our Sleep and Breathing Health business relate primarily to extended warranties on our devices and the provision of data for patient monitoring. Performance obligations resulting in deferred revenue in our Residential Care Software business relate primarily to the provision of software access with maintenance and support over an agreed term and material rights associated with future discounts upon renewal of some Residential Care Software contracts. Generally, deferred revenue will be recognized over a period of one year to five years. Our contracts do not contain significant financing components.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
The following table summarizes our contract balances as of June 30, 2025 and 2024 (in thousands):

	2025	2024	Balance sheet caption
Contract assets
Accounts receivable, net	$939,492	$837,275	Accounts receivable, net
Unbilled receivables, current	$51,175	$38,183	Prepaid expenses and other current assets
Unbilled receivables, non-current	$14,581	$18,450	Prepaid taxes and other non-current assets

Contract liabilities
Deferred revenue, current	$(166,030)	$(152,554)	Deferred revenue (current liabilities)
Deferred revenue, non-current	$(156,803)	$(137,343)	Deferred revenue (non-current liabilities)
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
Accounting and practical expedient elections
We have elected to account for shipping and handling activities associated with our Sleep and Breathing Health segment as a fulfillment cost within cost of sales, and record shipping and handling costs collected from customers in net revenue. We have also elected for all taxes assessed by government authorities that are imposed on and concurrent with revenue-producing transactions, such as sales and value added taxes, to be excluded from revenue and presented on a net basis. We have adopted two practical expedients including the “right to invoice” practical expedient, which is relevant for some of our Residential Care Software contracts as it allows us to recognize revenue in the amount of the invoice when it corresponds directly with the value of performance completed to date. The second practical expedient adopted permits

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
(e)Cash and Cash Equivalents
Cash equivalents include money market funds, certificates of deposit and other highly liquid investments and we state them at cost, which approximates market. We consider investments with original maturities of 90 days or less to be cash equivalents for purposes of the consolidated statements of cash flows.
Our cash and cash equivalents balance at June 30, 2025 includes $302.7 million in institutional money market accounts that require advance notice of up to 90 days for redemption, in accordance with the terms of the investment agreements. These cash balances earn interest rates above normal term deposit rates otherwise available and are held at highly rated financial institutions.
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
Depreciation expense for property, plant, and equipment was $111.8 million, $88.9 million, and $84.7 million for the years ended June 30, 2025, 2024 and 2023, respectively.
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
During the annual reviews for the years ended June 30, 2025, 2024 and 2023, we completed a Step 0 or Qualitative assessment and determined it was more likely than not that the fair value of our reporting units exceeded their carrying amounts, including goodwill, and therefore goodwill was not impaired.
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
The notional value of outstanding foreign cross-currency swaps was $1,128.3 million and $1,026.2 million at June 30, 2025 and June 30, 2024, respectively. These contracts mature at various dates prior to December 31, 2029.
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
The notional value of the outstanding non-designated hedges was $1,410.2 million and $1,340.0 million at June 30, 2025 and June 30, 2024, respectively. These contracts mature at various dates prior to June 15, 2026.
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
During the year ended June 30, 2024, we impaired $18.6 million of developed/core product technology intangible assets, $14.5 million of customer relationship intangible assets, and $0.1 million of other intangibles associated with restructuring activities. These non-cash charges were recorded within restructuring expenses in the consolidated statements of income. Refer to Note 17 – Restructuring Expenses for the facts and circumstances leading to the impairments. We did not record any material intangible asset impairments during the years ended June 30, 2025 and 2023.
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
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses, including amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption, as well as a qualitative description of amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU No. 2024-03 also requires disclosure of the total amount of selling expenses and, in annual periods, an entity's definition of selling expenses. This ASU is applicable to our Annual Report on Form 10-K for the fiscal year ended June 30, 2028, and subsequent interim periods. Early adoption is permitted and the amendments may be either applied prospectively to financial statements issued for reporting periods after the effective date of the amendment or retrospectively to all prior periods presented. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
(b) Recently adopted accounting standards
ASU No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which expands segment disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. We adopted ASU No. 2023-07 during the fiscal year ended June 30, 2025. The amendment was applied retrospectively. See Note 13 – Segment Information for disclosure within the notes to the consolidated financial statements.
(4) Supplemental Balance Sheet Information
Components of selected captions in the consolidated balance sheets consisted of the following as of June 30, 2025 and June 30, 2024 (in thousands):

Inventories	2025	2024
Raw materials	$367,284	$355,570
Work in progress	2,550	2,713
Finished goods	557,877	463,967
Total inventories	$927,711	$822,250

Prepaid expenses and other current assets	2025	2024
Prepaid taxes	$165,034	$107,623
Prepaid inventories	48,245	172,198
Unbilled receivables, current	51,175	38,183
Other prepaid expenses and current assets	164,498	141,829
Total prepaid expenses and other current assets	$428,952	$459,833

Property, plant and equipment	2025	2024
Machinery and equipment	$441,906	$479,941
Computer equipment and software	201,437	200,128
Furniture and fixtures	64,062	61,969
Vehicles and aircraft	21,209	20,450
Clinical, demonstration and rental equipment	121,125	127,358
Leasehold improvements	124,046	102,104
Land	51,682	51,977
Buildings	230,631	231,065
Property, plant and equipment, at cost	$1,256,098	$1,274,992
Accumulated depreciation and amortization	(705,308)	(726,967)
Property, plant and equipment, net	$550,790	$548,025

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
(5) Goodwill and Other Intangible Assets, net
Goodwill
For each of the years ended June 30, 2025 and June 30, 2024, we have not recorded any goodwill impairments. Changes in the carrying amount of goodwill is comprised of the following for the year ended June 30, 2025 (in thousands):

	2025
	Sleep and Breathing Health	Residential Care Software	Total
Balance at the beginning of the period	$757,529	$2,084,526	$2,842,055
Business acquisitions	101,323	—	101,323
Adjustment to fair values of preliminary purchase price allocations	(185)	—	(185)
Foreign currency translation adjustments	24,911	78,576	103,487
Balance at the end of the period	$883,578	$2,163,102	$3,046,680
Other Intangible Assets
Other intangibles, net are comprised of the following as of June 30, 2025 and June 30, 2024 (in thousands):

	2025	2024
Developed/core product technology	$396,242	$384,679
Accumulated amortization	(315,032)	(280,970)
Developed/core product technology, net	81,210	103,709
Customer relationships	475,541	432,470
Accumulated amortization	(189,050)	(150,486)
Customer relationships, net	286,491	281,984
Other intangibles	267,499	252,210
Accumulated amortization	(170,339)	(151,999)
Other intangibles, net	97,160	100,211
Total other intangibles, net	$464,861	$485,904
Intangible assets consist of developed/core product technology, trade names, non-compete agreements, customer relationships, and patents, and we amortize them over the estimated useful life of the assets, generally between two years and fifteen years. There are no expected residual values related to these intangible assets.
Amortization expense related to identified intangible assets for the years ended June 30, 2025 and June 30, 2024 was $77.4 million and $79.5 million, respectively. Amortization expense related to patents, included in other intangibles, for the years ended June 30, 2025 and June 30, 2024 was $8.2 million and $7.6 million, respectively. Total estimated annual amortization expense for the years ending June 30, 2026 through June 30, 2030, is shown below (in thousands):

	Fiscal Years Ending June 30
	2026	2027	2028	2029	2030
Estimated amortization expense	$84,859	$65,853	$57,248	$50,983	$45,795
(6) Investments
Equity investments by measurement category as of June 30, 2025 and June 30, 2024 were as follows (in thousands):

Measurement category	2025	2024
Fair value	$13,080	$12,026
Measurement alternative	63,642	73,739
Equity method	76,178	65,462
Total	$152,900	$151,227

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
The following table shows a reconciliation of the changes in our equity investments for the year ended June 30, 2025 (in thousands):

	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$73,739	$12,026	$65,462	$151,227
Additions to investments	5,778	—	638	6,416
Impairment of investments	(11,742)	—	—	(11,742)
Realized gains on marketable and non-marketable equity securities	389	—	—	389
Proceeds from exits of investments	(4,628)	—	—	(4,628)
Unrealized gains on marketable equity securities	—	1,054	—	1,054
Gain attributable to equity method investments	—	—	3,644	3,644
Foreign currency translation adjustments	106	—	6,434	6,540
Carrying value at the end of the period	$63,642	$13,080	$76,178	$152,900
The following table shows a reconciliation of the changes in our equity investments for the year ended June 30, 2024 (in thousands):

	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$68,748	$12,423	$65,366	$146,537
Additions to investments	8,640	1,000	3,125	12,765
Observable price adjustments on non-marketable equity securities	2,315	—	—	2,315
Impairment of investments	(4,963)	—	—	(4,963)
Proceeds from exits of investments	(1,000)	—	—	(1,000)
Unrealized losses on marketable equity securities	—	(1,397)	—	(1,397)
Loss attributable to equity method investments	—	—	(1,848)	(1,848)
Foreign currency translation adjustments	(1)	—	(1,181)	(1,182)
Carrying value at the end of the period	$73,739	$12,026	$65,462	$151,227
Net unrealized gains and losses recognized in the years ended June 30, 2025, 2024 and 2023 for equity investments in non-marketable and marketable securities still held as of those respective dates were a loss of $10.7 million, a loss of $4.0 million, and a gain of $6.0 million, respectively.
(7) Accrued Expenses
Accrued expenses at June 30, 2025 and June 30, 2024 consist of the following (in thousands):

	2025	2024
Product warranties	$37,230	$35,134
Consulting and professional fees	40,297	27,143
Value added taxes and other taxes due	35,584	27,016
Employee related costs	235,450	223,862
Promotional and marketing	9,391	6,023
Foreign currency hedging instruments	2,695	4,654
Accrued interest	8,642	9,206
Logistics and occupancy costs	13,982	17,996
Inventory in transit	6,063	8,045
Other	12,919	18,599
Total accrued expenses	$402,253	$377,678

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
(8) Debt
Debt at June 30, 2025 and June 30, 2024 consists of the following (in thousands):

	2025	2024
Short-term debt	$10,000	$10,000
Deferred borrowing costs	(100)	(100)
Short-term debt, net	$9,900	$9,900

Long-term debt	$660,000	$700,000
Deferred borrowing costs	(1,608)	(2,687)
Long-term debt, net	$658,392	$697,313
Total debt	$668,292	$707,213
Credit Facility
On June 29, 2022, we entered into a second amended and restated credit agreement, or the Revolving Credit Agreement, as borrower, with lenders MUFG Union Bank, N.A., as administrative agent, joint lead arranger, sole book runner, swing line lender and letter of credit issuer, Westpac Banking Corporation, as syndication agent and joint lead arranger, HSBC Bank USA, National Association, as syndication agent and joint lead arranger, and Wells Fargo Bank, National Association, as documentation agent. The Revolving Credit Agreement, among other things, provided a senior unsecured revolving credit facility of $1,500.0 million, with an uncommitted option to increase the revolving credit facility by an additional amount equal to the greater of $1,000.0 million or 1.0 times the EBITDA (as defined in the Revolving Credit Agreement) for the trailing twelve-month measurement period. The Revolving Credit Agreement amends and restates that certain Amended and Restated Credit Agreement, dated as of April 17, 2018, among Resmed, MUFG Union Bank, N.A., Westpac Banking Corporation and the lenders party thereto.
Additionally, on June 29, 2022, ResMed Pty Limited entered into a Second Amendment to the Syndicated Facility Agreement and First Amendment to Unconditional Guaranty Agreement, or the Term Credit Agreement, as borrower, with lenders MUFG Union Bank, N.A., as administrative agent, joint lead arranger and joint book runner, and Westpac Banking Corporation, as syndication agent, joint lead arranger and joint book runner, which amends that certain Syndicated Facility Agreement dated as of April 17, 2018. The Term Credit Agreement, among other things, provides ResMed Pty Limited a senior unsecured term credit facility of $200.0 million.
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
The Revolving Credit Agreement and Term Credit Agreement each terminate on June 29, 2027, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $5.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to the Adjusted Term SOFR (as defined in the Revolving Credit Agreement) plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). At June 30, 2025, the interest rate that was being charged on the outstanding principal amounts was 5.15%. An applicable commitment fee of 0.075% to 0.150% (depending on the then-applicable leverage

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
ratio) applies on the unused portion of the revolving credit facility. As of June 30, 2025, we had $1,500.0 million available for draw down under the revolving credit facility.
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As the Revolving Credit and Term Credit Agreements’ interest rate is calculated as Adjusted Term SOFR plus the spreads described above, its carrying amount is equivalent to its fair value as at June 30, 2025 and June 30, 2024, which was $170.0 million and $210.0 million, respectively.
Senior Notes
On July 10, 2019, we entered into a Note Purchase Agreement with the purchasers to that agreement, in connection with the issuance and sale of $250.0 million principal amount of our 3.24% senior notes due July 10, 2026, and $250.0 million principal amount of our 3.45% senior notes due July 10, 2029, collectively referred to as the Senior Notes. Our obligations under the Note Purchase Agreement and the Senior Notes are unconditionally and irrevocably guaranteed by certain of our direct and indirect U.S. subsidiaries. The net proceeds from this transaction were used to pay down borrowings on our Revolving Credit Agreement.
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
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As of June 30, 2025 and June 30, 2024, the Senior Notes had a carrying amount of $500.0 million, excluding deferred borrowing costs, and an estimated fair value of $479.5 million and $463.0 million, respectively. Quoted market prices in active markets for identical liabilities based inputs (Level 2) were used to estimate fair value.
At June 30, 2025, we were in compliance with our debt covenants and there was $670.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes.
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
We determine the lease term as the non-cancellable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leases with a term of 12 months or less are not recognized on the balance sheet. Some of our leases include variable lease payments that are based on costs incurred or actual usage or adjusted periodically based on an index or a rate. Our leases do not contain any residual value guarantees and we do not account for lease and non-lease components as a single lease component. Operating leases are included in operating lease right-of-use assets and operating lease liabilities on our consolidated balance sheets. We lease certain office space, warehouses and distribution centers, manufacturing facilities, vehicles, and equipment with remaining lease terms ranging from less than 1 year to 17 years, some of which include options to extend or terminate the leases.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
Operating lease costs for the years ended June 30, 2025, 2024 and 2023 were $39.0 million, $40.8 million and $33.6 million, respectively. Short-term and variable lease costs were not material for the years ended June 30, 2025, 2024 and 2023.
Future lease payments under non-cancellable operating leases as of June 30, 2025 are as follows (in thousands):

	Total	2026	2027	2028	2029	2030	Thereafter
Minimum lease payments	$216,318	$36,501	$30,216	$24,367	$22,566	$19,056	$83,612
Less: imputed interest	(32,797)
Total lease liabilities	$183,521
As of June 30, 2025, future operating lease commitments for leases that have not yet commenced were not material.
The supplemental information related to operating leases for the years ended June 30, 2025 and June 30, 2024 was as follows (in thousands):

	2025	2024

Weighted-average inputs:
Weighted-average remaining lease term (years)	8.3	8.7
Weighted-average discount rate	3.7%	3.5%

Cash flow information:
Operating cash flows paid for amounts included in the measurement of lease liabilities	$35,732	$30,573
Right of use assets obtained in exchange for new lease liabilities:	$33,638	$54,588
(b)Leases where Resmed is the Lessor
We lease sleep and respiratory medical devices to customers primarily to comply with local health insurer requirements in certain foreign geographies. Device rental contracts are classified as operating leases, and contract terms vary by customer and include options to terminate or extend the contract. When lease contracts also include the sale of masks and accessories, we allocate contract consideration to those items on a relative standalone price basis and recognize revenue when control transfers to the customer. Operating lease revenue was $98.8 million, $92.9 million and $88.6 million for the years ended June 30, 2025, 2024 and 2023, respectively.
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
During fiscal year 2025, we repurchased approximately 1,262,000 shares at a cost of $300.0 million. During fiscal year 2024, we repurchased 828,000 shares at a cost of $150.0 million. As of June 30, 2025, we have repurchased a total of 43.9 million shares at a cost of $2.1 billion. Shares that are repurchased are classified as “treasury stock pending future use” and reduce the number of shares outstanding used in calculating earnings per share. At June 30, 2025, 10.8 million additional shares can be repurchased under the approved share repurchase program.
Preferred Stock. In April 1997, our board of directors authorized 2.0 million shares of 0.01 par value preferred stock. No such shares were issued or outstanding at June 30, 2025.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
Stock Options and Restricted Stock Units. We have granted stock options, restricted stock units, or RSUs, and performance restricted stock units, or PRSUs, to personnel, including officers and directors, in accordance with the ResMed Inc. 2009 Incentive Award Plan, as amended and restated, or the 2009 Plan. Options and restricted stock units vest over one year to four years and the options have expiration dates of seven years from the date of grant. We have granted the options with an exercise price equal to the market value as determined at the date of grant. We have granted PRSUs that are subject to market conditions, with the ultimate realizable number of PRSUs dependent on both absolute and relative total stockholder return over a period of three years. The maximum amounts to be issued under the awards range from 200% to 225% of the original grant. We have also granted PRSUs that are subject to a performance condition based on meeting threshold levels of profitability measured by our actual adjusted earnings compared to board approved targeted levels of earnings.
At the annual meeting of our stockholders in November 2017, our stockholders approved an amendment and restatement to the 2009 Plan to increase the number of shares of common stock that may be issued or transferred pursuant to awards under the 2009 Plan by 7.4 million. The amendment and restatement imposes a maximum award amount which may be granted under the 2009 Plan to a non-employee director in a calendar year, which when taken together with any other cash fees earned for services as a non-employee director during the calendar year, has a total value of $0.7 million, or $1.2 million in the case of a non-employee director who is also serving as chairman of our board of directors. The amendment and restatement also increased the maximum amount payable pursuant to cash-denominated performance awards granted in any calendar year from $3.0 million to $5.0 million. In addition, the amendment and restatement extended the existing prohibition on the payment of dividends or dividend equivalents on unvested awards to apply to all awards, including time-based restricted stock, deferred stock and stock payment. The term of the 2009 Plan was extended by four years so that the plan expires on September 11, 2027, unless otherwise amended or extended.
The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 51.1 million. The number of securities remaining available for future issuance under the 2009 Plan at June 30, 2025 is 11.9 million. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) 2.8 shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays a purchase price and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 3 million shares of our common stock (except in a participant’s initial year of hiring up to 4.5 million shares of our common stock may be granted).
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
The total fair value of RSUs that vested during the years ended June 30, 2025, 2024 and 2023, was $45.3 million, $38.0 million and $28.7 million, respectively.
The total fair value of PRSUs that vested during the years ended June 30, 2025, 2024 and 2023, was $10.3 million, $13.0 million, and $38.1 million, respectively.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
The following table summarizes the activity of RSUs and PRSUs during year ended June 30, 2025 (in thousands, except years and per share amounts):

			Weighted Average Grant-Date Fair Value		Weighted Average Remaining Contractual Term in Years
	Restricted Stock Units	Performance Restricted Stock Units	Restricted Stock Units	Performance Restricted Stock Units	Restricted Stock Units	Performance Restricted Stock Units
Outstanding at beginning of period	791	348	$175.09	$204.02	1.6	1.7
Granted	371	79	240.69	241.73
Vested*	(247)	(53)	183.95	193.24
Forfeited	(82)	(32)	181.27	187.33
Outstanding at end of period	833	342	$201.05	$213.28	1.5	1.5
*Includes 53 thousand RSUs and 20 thousand PRSUs netted for tax.
The following table summarizes option activity during the year ended June 30, 2025 (in thousands, except years and per share amounts):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	786	$146.90	2.8
Granted	35	249.56
Exercised	(293)	105.35
Forfeited	(11)	222.57
Outstanding at end of period	517	$175.61	2.7
Options exercisable at end of period	415	$169.87	2.0
Options vested and expected to vest at end of period	512	$175.35	2.7
The aggregate intrinsic value of options exercised during the fiscal years 2025, 2024 and 2023, was $37.7 million, $17.9 million and $25.4 million, respectively. As at June 30, 2025, the aggregate intrinsic value of options outstanding, exercisable, and vested and expected to vest were $42.8 million, $36.8 million and $42.5 million respectively.
Employee Stock Purchase Plan, or the ESPP. Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the board of directors’ compensation committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. At June 30, 2025, the number of shares remaining available for future issuance under the ESPP is 0.8 million shares.
During years ended June 30, 2025, 2024 and 2023, we issued 226,000, 323,000 and 220,000 shares to our employees in two offerings and we recognized $11.8 million, $11.4 million and $11.5 million, respectively, of stock compensation expense associated with the ESPP.
Stock–based Employee compensation. We measure the compensation expense of all stock-based awards at fair value on the grant date. We estimate the fair value of stock options and purchase rights granted under the ESPP using the Black-Scholes valuation model. The fair values of RSUs and PRSUs subject to performance conditions are equal to the market value of the underlying shares as determined at the grant date less the fair value of dividends that holders are not entitled to during the vesting period. The fair value of PRSUs that are subject to market conditions is measured using a Monte-Carlo simulation valuation model. We recognize the fair value as compensation expense using the straight-line method over the service period for awards expected to vest.
For the years ended June 30, 2025, 2024 and 2023, we estimated the fair value of PRSUs that are measured using a Monte-Carlo simulation valuation model, stock options granted under our stock option plans and purchase rights granted under the

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

	2025	2024	2023
Performance restricted stock units
Weighted average grant date fair value	$272.47	$168.14	$208.40
Weighted average risk-free interest rate	4.23%	4.50%	3.75%
Expected life in years	3 - 4	3 - 4	4
Dividend yield(1)	0.88%	1.29%	0.78% - 0.84%
Expected volatility	32% - 34%	31% - 36%	32%
Average peer volatility(2)	31%	31%	—
Average peer correlation coefficient(3)	0.5189	0.5385	—

Stock options:
Weighted average grant date fair value	$88.54	$50.48	$74.95
Weighted average risk-free interest rate	4.17%	4.44%	3.85%
Expected life in years	4.9	4.9	4.9
Dividend yield	0.85%	1.29%	0.78%
Expected volatility	37%	36%	34%

ESPP purchase rights:
Weighted average grant date fair value	$59.55	$47.40	$52.38
Weighted average risk-free interest rate	4.7%	5.4%	3.6%
Expected life in years	0.5	0.5	0.5
Dividend yield	0.87% - 0.90%	0.75% - 1.30%	0.75% - 0.84%
Expected volatility	34% - 39%	27% - 40%	27% - 34%
(1)    The dividend yield used to project the value of the stock delivered to the holder is based on historical dividends and the expectation of future dividend payouts. Total stockholder return is determined assuming the reinvestment of dividends over the performance period, which is mathematically equivalent to a 0% dividend yield.
(2)    The correlation coefficients are based upon the stock price data used to estimate the volatility assumptions.
(3)    The average peer volatility is estimated based upon the historical volatility of each peer company.
The following table summarizes total stock-based compensation costs incurred and the associated tax benefit recognized during the years ended June 30, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Cost of sales	$8,945	$7,563	$6,465
Selling, general and administrative expenses	64,588	58,149	53,049
Research and development expenses	18,128	14,472	11,628
Stock-based compensation costs	91,661	80,184	71,142
Tax benefit	(21,833)	(15,053)	(24,860)
Stock-based compensation costs, net of tax benefit	$69,828	$65,131	$46,282
At June 30, 2025, there was $163.8 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.5 years.
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
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
common stock equivalents such as stock options and restricted stock units. The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 154,567, 603,859 and 272,104 for the years ended June 30, 2025, 2024 and 2023, respectively, as the effect would have been anti-dilutive.
Basic and diluted earnings per share for the years ended June 30, 2025, 2024 and 2023 are calculated as follows (in thousands except per share data):

	2025	2024	2023
Numerator:
Net income	$1,400,723	$1,020,951	$897,556
Denominator:
Basic weighted-average common shares outstanding	146,716	147,021	146,765
Effect of dilutive securities:
Stock options and restricted stock units	624	529	690
Diluted weighted average shares	147,340	147,550	147,455
Basic earnings per share	$9.55	$6.94	$6.12
Diluted earnings per share	$9.51	$6.92	$6.09
(12) Income Taxes
Income before income taxes for the years ended June 30, 2025, 2024 and 2023, was taxed under the following jurisdictions (in thousands):

	2025	2024	2023
U.S.	$359,741	$181,107	$128,589
Non-U.S.	1,317,825	1,083,691	973,075
Income before income taxes	$1,677,566	$1,264,798	$1,101,664
The provision for income taxes is presented below (in thousands):

		2025	2024	2023
Current:	Federal	$19,744	$57,103	$36,631
	State	19,919	17,250	14,142
	Non-U.S.	298,170	219,372	198,767
		337,833	293,725	249,540
Deferred:	Federal	(5,701)	(22,915)	(21,721)
	State	(1,231)	(4,632)	(2,389)
	Non-U.S.	(54,058)	(22,331)	(21,322)
		(60,990)	(49,878)	(45,432)
Provision for income taxes		$276,843	$243,847	$204,108

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 21% for the years ended June 30, 2025, 2024 and 2023, to pretax income as a result of the following (in thousands):

	2025	2024	2023
Taxes computed at statutory U.S. rate	$352,289	$265,608	$231,349
Increase (decrease) in income taxes resulting from:
State income taxes, net of U.S. tax benefit	15,590	8,609	9,448
Research and development credit	(28,859)	(27,786)	(21,481)
Change in valuation allowance	20,644	849	(5,007)
Effect of non-U.S. tax rates	(12,225)	(15,838)	(3,982)
Foreign tax credits	(3,896)	(8,293)	(3,988)
Stock-based compensation expense	1,735	4,875	(6,282)
Cessation of business	(35,847)	—	—
Net refunds for prior tax years	(29,976)	—	—
Other	(2,612)	15,823	4,051
Provision for income taxes	$276,843	$243,847	$204,108
We reported net deferred tax assets and liabilities in our consolidated balance sheets at June 30, 2025 and June 30, 2024, as follows (in thousands):

	2025	2024
Non-current deferred tax asset	$253,119	$203,569
Non-current deferred tax liability	(77,682)	(79,339)
Net deferred tax asset	$175,437	$124,230

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
The components of our deferred tax assets and liabilities at June 30, 2025 and June 30, 2024, are as follows (in thousands):

	2025	2024
Deferred tax assets:
Employee liabilities	$37,189	$35,336
Tax credit carry overs	1,577	9,271
Inventories	20,523	15,602
Provision for warranties	5,997	6,112
Provision for doubtful debts	4,942	5,340
Net operating loss carryforwards	14,408	23,455
Capital loss carryover	27,454	5,587
Stock-based compensation expense	12,752	11,538
Deferred revenue	31,289	28,030
Research and development capitalization	132,043	125,411
Lease liabilities	21,138	25,602
Hedging contracts	94,626	56,324
State income taxes	2,883	3,566
Other	18,527	5,538
	425,348	356,712
Less valuation allowance	(30,072)	(9,384)
Deferred tax assets	395,276	347,328
Deferred tax liabilities:
Goodwill and other intangibles	(196,698)	(192,398)
Right of use assets	(18,491)	(22,843)
Property, plant and equipment	(4,650)	(7,857)
Deferred tax liabilities	(219,839)	(223,098)
Net deferred tax asset	$175,437	$124,230
As of June 30, 2025, we had $6.0 million of U.S. federal and state net operating loss carryforwards and $8.4 million of non-U.S. net operating loss carryforwards, which expire in various years beginning in 2026 or carry forward indefinitely.
The valuation allowance at June 30, 2025 relates to a provision for uncertainty of the utilization of net operating loss carryforwards of $0.6 million, capital loss of $28.8 million and other items of $0.6 million. We believe that it is more likely than not that the benefits of deferred tax assets, net of any valuation allowance, will be realized.
A substantial portion of our manufacturing operations and administrative functions in Singapore operate under certain tax holidays and tax incentive programs that will expire in whole or in part at various dates through June 30, 2030. The end of certain tax holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentive programs increased our net income by $67.4 million ($0.46 per diluted share) for the year ended June 30, 2025, $49.6 million ($0.34 per diluted share) for the year ended June 30, 2024, and $40.5 million ($0.27 per diluted share) for the year ended June 30, 2023.
As a result of the Tax Cuts and Jobs Act of 2017, or the TCJA, we have treated all non-U.S. historical earnings as taxable. Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax if repatriated. The total amount of these undistributed earnings at June 30, 2025 amounted to approximately $4.7 billion. In the event our non-U.S. earnings had not been permanently reinvested, approximately $5.9 million in U.S. state deferred taxes would have been recognized in the consolidated financial statements.
The TCJA also introduced U.S. taxation on certain global intangible low-taxed income, or GILTI. We have elected to account for tax expense attributable to GILTI tax as a period cost when incurred.
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
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for annual periods. We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. Based on all known facts and circumstances and current tax law, we believe the total amount of unrecognized tax benefits on June 30, 2025 is not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate.
Our income tax returns are based on calculations and assumptions subject to audit by various tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws. We regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes. We are currently under audit by the ATO for the 2018 tax year. If any ongoing tax audits are resolved in a manner not consistent with management’s expectations, the result could be a material adjustment to our past or future taxable income, tax payable or deferred tax assets, and may require us to pay penalties and interest that could materially adversely affect our financial results.
Tax years 2018 to 2024 remain subject to examination by the major tax jurisdictions in which we are subject to tax.
(13) Segment Information
We have two operating segments, which are the Sleep and Breathing Health segment and the Residential Care Software segment. During fiscal year 2025, we renamed our operating segments from Sleep and Respiratory Care to Sleep and Breathing Health and from Software as a Service to Residential Care Software in alignment with our 2030 strategy. There have been no changes in the preparation and disclosure of financial information by operating segment. The identification of operating segments is based on our internal organizational structure and the information regularly reviewed by our Chief Executive Officer, who is our Chief Operating Decision Maker (CODM). Our CODM evaluates segment performance and makes resource allocation decisions based on net revenue and net operating profit. Impacts to segment net operating profit are referenced by our CODM when deciding to enter new markets, launch new products, reinvest profits, acquire or otherwise invest in other companies, and for monitoring actual results against forecasts. The accounting policies of the segments are the same as those described in Note 2 – Summary of Significant Accounting Policies. Segment net sales and segment net operating profit do not include inter-segment profits and revenue is allocated to a geographic area based on where the products are shipped to or where the services are performed.
Certain items are maintained at the corporate level and are not allocated to the segments. The non-allocated items include corporate headquarters costs, stock-based compensation, amortization expense from acquired intangibles, restructuring expenses, field safety notification expenses, acquisition related expenses, net interest expense (income), gains and losses attributable to equity method investments, gains and losses on equity investments, and other, net. We neither discretely allocate assets to our operating segments, nor does our CODM evaluate the operating segments using discrete asset information.
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
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
The table below presents a reconciliation of net revenues, significant expenses, net operating profit and depreciation and amortization by reportable segments for the years ended June 30, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Net revenue by segment
Sleep and Breathing Health	$4,504,890	$4,101,172	$3,725,017
Residential Care Software	641,437	584,125	497,976
Total	$5,146,327	$4,685,297	$4,222,993

Significant segment expenses
Cost of Sales
Sleep and Breathing Health	$1,852,574	$1,782,023	$1,659,037
Residential Care Software	195,043	190,186	174,718
Total	$2,047,617	$1,972,209	$1,833,755

Selling, general, and administrative
Sleep and Breathing Health	$491,591	$451,334	$443,467
Residential Care Software(1)	143,435	143,999	120,483
Total	$635,026	$595,333	$563,950

Research and development
Sleep and Breathing Health	$196,340	$186,461	$175,393
Residential Care Software	97,959	95,490	87,120
Total	$294,299	$281,951	$262,513

Net operating profit by segment
Sleep and Breathing Health	$1,964,385	$1,681,354	$1,447,120
Residential Care Software	205,000	154,450	115,655
Total	$2,169,385	$1,835,804	$1,562,775

Reconciling items
Corporate costs	$406,114	$357,937	$338,362
Amortization of acquired intangible assets	77,389	79,484	72,416
Restructuring expenses	—	64,228	9,177
Masks with magnets field safety notification expenses (2)	(1,512)	6,351	—
Astral field safety notification expenses (3)	—	7,911	—
Acquisition related expenses	2,031	—	10,949
Interest (income) expense, net	(4,114)	45,708	47,379
(Gain) loss attributable to equity method investments	(3,644)	1,848	7,265
(Gain) loss on equity investments	10,299	4,045	(9,922)
Gain on insurance recoveries	—	—	(20,227)
Other, net	5,256	3,494	5,712
Income before income taxes	$1,677,566	$1,264,798	$1,101,664

Depreciation and amortization by segment
Sleep and Breathing Health	$110,543	$86,070	$82,544
Residential Care Software	9,467	10,241	9,119
Amortization of acquired intangible assets and corporate assets	78,463	80,559	73,493
Total	$198,473	$176,870	$165,156

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
(1)     During the fiscal year ended June 30, 2024, we recorded $4.1 million of operating lease right-of-use asset impairments within our Residential Care Software segment. The impairments related to leases for office space and were recorded within selling, general and administrative expenses.
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
The following table summarizes our net revenue disaggregated by segment, product and region for the years ended June 30, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
U.S., Canada and Latin America
Devices	$1,654,413	$1,522,758	$1,444,361
Masks and other	1,343,101	1,199,798	1,039,026
Total U.S., Canada and Latin America	$2,997,514	$2,722,556	$2,483,387

Combined Europe, Asia and other markets
Devices	$1,010,760	$921,253	$826,341
Masks and other	496,616	457,363	415,289
Total Combined Europe, Asia and other markets	$1,507,376	$1,378,616	$1,241,630

Global revenue
Devices	$2,665,173	$2,444,011	$2,270,702
Masks and other	1,839,717	1,657,161	1,454,315
Total Sleep and Breathing Health	$4,504,890	$4,101,172	$3,725,017

Residential Care Software	641,437	584,125	497,976
Total	$5,146,327	$4,685,297	$4,222,993
Revenue information by geographic area for the years ended June 30, 2025, 2024 and 2023 is summarized below (in thousands):

	2025	2024	2023
United States	$3,285,581	$2,980,053	$2,719,923
Rest of the World	1,860,746	1,705,244	1,503,070
Total	$5,146,327	$4,685,297	$4,222,993
Long-lived assets of geographic areas are those assets used in our operations in each geographical area, and excludes goodwill, other intangible assets, and deferred tax assets. Long-lived assets by geographic area as of June 30, 2025 and 2024 is summarized below (in thousands):

	2025	2024
Australia	$170,836	$197,017
United States	180,770	160,606
Singapore	98,509	89,679
Rest of the World	100,675	100,723
Total	$550,790	$548,025

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
(14) Employee Retirement Plans
We contribute to a number of employee retirement plans for the benefit of our employees. Details of the main plans are as follows:
Australia We contribute to defined contribution plans for each employee resident in Australia at the rate of approximately 11.5% of salaries. Employees may contribute additional funds to the plans. All Australian employees, after serving a qualifying period, are entitled to benefits on retirement, disability or death. Our total contributions to the plans for the years ended June 30, 2025, 2024 and 2023, were $15.9 million, $14.9 million and $13.0 million, respectively.
United States We sponsor a defined contribution plan available to substantially all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 4.0% of the employee’s eligible compensation, subject to the annual IRS limit. Our total contributions to the plan were $12.7 million, $13.8 million and $12.7 million in fiscal 2025, 2024 and 2023, respectively.
Singapore We sponsor a defined contribution plan available to all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 17.0% of the employee’s salary. Our total contributions to the plan were $4.4 million, $3.9 million and $3.6 million in fiscal 2025, 2024 and 2023, respectively.
(15) Legal Actions, Contingencies and Commitments
Litigation
In the normal course of business, we are subject to routine litigation incidental to our business. While the results of this litigation cannot be predicted with certainty, we believe that their final outcome will not, individually or in aggregate, have a material adverse effect on our consolidated financial statements taken as a whole.
On June 2, 2021, New York University, or NYU, filed a complaint for patent infringement in the United States District Court, District of Delaware against Resmed, case no. 1:21-cv-00813 (JPM). The complaint alleges that the AutoSet or AutoRamp features of Resmed’s AirSense 10 AutoSet flow generators infringe one or more claims of various NYU patents, including U.S. Patent Nos. 6,988,994; 9,108,009; 9,168,344; 9,427,539; 9,533,115; 9,867,955; and 10,384,024. According to the complaint, the NYU patents are directed to systems and methods for diagnosis and treating sleeping disorders during different sleep states. The complaint seeks monetary damages and attorneys’ fees. We answered the complaint on September 30, 2021 and filed a motion to dismiss the complaint on the basis that the patents are invalid because the subject matter of the patents is not patentable under the Supreme Court and Federal Circuit precedent. The motion to dismiss was granted in part and denied in part. In December 2022, the Patent Trial and Appeal Board, or PTAB, of the Patent and Trademark Office granted our request to review the validity of the claims in the patents asserted by NYU against us, determining that there is a reasonable likelihood that we will prevail. In December 2023, the PTAB issued written decisions invalidating each of the challenged claims in each of the NYU patents asserted against us. On December 28, 2023, the District Court entered an order continuing its stay of all proceedings against us pending any appeal by NYU of the invalidation of its patents by the PTAB. On January 31, 2024, NYU appealed the PTAB’s rulings to the Court of Appeals for the Federal Circuit. Briefing has been completed and oral argument before the Court of Appeals for the Federal Circuit has been scheduled in August 2025.
On June 16, 2022, Cleveland Medical Devices Inc., or Cleveland Medical, filed suit for patent infringement against Resmed in the United States District Court for the District of Delaware, case no. 1:22-cv-00794. Cleveland Medical asserts that numerous Resmed connected devices, when combined with certain Resmed data platforms and/or software, including AirView and ResScan, infringe one or more of seven Cleveland Medical patents, including U.S. Patent Nos. 10,076,269; 10,426,399; 10,925,535; 11,064,937; 10,028,698; 11,202,603; and 11,234,637. We moved to dismiss the action because Cleveland Medical sued the wrong Resmed entity, and to dismiss the indirect and willful infringement allegations by Cleveland Medical. On October 2, 2023, the court granted a portion of the motion, dismissing all Cleveland Medical claims for indirect and willful infringement, and denied the rest of the motion. On March 22, 2023, ResMed Corp. filed a petition with the PTAB seeking review of the validity of U.S. Patent No. 10,076,269. On May 6, 2024, the PTAB granted the petition and instituted an Inter Partes Review proceeding against the patent. On June 21, 2024, the District Court of Delaware granted Resmed's motion to stay the case until the PTAB issues its final written decision in the Inter Partes

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
Review proceeding. On May 2, 2025, the PTAB issued its decision finding all claims of U.S. Patent No. 10,076,269 unpatentable.
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
On October 11, 2024, ResMed Corp. filed a request for ex parte reexamination of U.S. Patent No. 11,375,921, and on November 15, 2024, the United States Patent and Trademark Office, or the Patent Office, ordered reexamination of the patent. On October 17, 2024, ResMed Corp. filed a request for ex parte reexamination of U.S. Patent No. 11,786,680, and on December 3, 2024, the Patent Office ordered reexamination of the patent. Between November 15, 2024, and January 10, 2025, ResMed Corp. filed petitions with the PTAB seeking Inter Partes Review of the validity of all six patents asserted by Cleveland Medical in the District Court of the Northern District of Ohio proceedings. On March 7, 2025, the District Court of the Northern District of Ohio granted ResMed Corp.'s motion to stay the case pending the conclusion of all Patent Office proceedings related to the asserted patents. On June 10, 2025, the PTAB denied institution of Inter Partes Review directed to U.S. Patent No. 11,602,284. On June 12, 2025, the PTAB instituted an Inter Partes Review proceeding against U.S. Patent No. 11,375,921. On June 13, 2025, the PTAB instituted Inter Partes Review proceedings against U.S. Patent Nos. 11,690,512 and 11,786,680. On July 30, 2025, the PTAB instituted Inter Partes Review proceedings against U.S. Patent Nos. 11,857,333 and 11,872,029. The PTAB’s final written decisions in the instituted Inter Partes Review proceedings are expected by July 2026.
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
During the year ended June 30, 2025 and 2024, receivables sold with limited recourse were $212.5 million and $206.7 million, respectively. As of June 30, 2025, the maximum exposure on outstanding receivables sold with recourse and contingent provision were $34.1 million and $0.7 million, respectively. As of June 30, 2024, the maximum exposure on outstanding receivables sold with recourse and contingent provision were $35.8 million and $0.8 million, respectively.
Commitments
In the normal course of business, we enter into agreements to purchase goods or services that are not cancelable without penalty, primarily related to supply arrangements. Obligations under our purchase agreements at June 30, 2025 were as follows (in thousands):

	Total	Fiscal Years Ending June 30
		2026	2027	2028	2029	2030	Thereafter
Minimum purchase obligations	$963,763	$927,365	$26,090	$4,430	$2,339	$2,154	$1,385

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements
(16) Derivative Instruments and Hedging Activities
Fair Values of Derivative Instruments
The following table presents our assets and liabilities related to derivative instruments on a gross basis within the consolidated balance sheets (in thousands):

	June 30, 2025	June 30, 2024	Balance Sheet Caption
Derivative Assets
Not Designated as Hedging Instruments
Foreign currency hedging instruments	$6,810	$2,343	Prepaid taxes and other non-current assets
Foreign currency hedging instruments	—	89	Prepaid taxes and other non-current assets
Total derivative assets	$6,810	$2,432
Derivative Liabilities
Designated as Hedging Instruments
Foreign cross-currency swaps – Fair Value Hedge	$38,533	$10,472	Other long-term liabilities
Foreign cross-currency swaps – Net Investment Hedge	91,596	21,270	Other long-term liabilities
Not Designated as Hedging Instruments
Foreign currency hedging instruments	2,695	4,654	Accrued expenses
Foreign currency hedging instruments	—	142	Other long-term liabilities
Total derivative liabilities	$132,824	$36,538
Fair Value Hedge Gains (Losses)
We recognized the following gains (losses) on the foreign cross currency swaps designated as fair value hedges (in thousands):

	Twelve Months Ended June 30,
	2025	2024	2023
Gain (loss) recognized in other comprehensive income (loss)	$1,762	$3,329	$(5,414)
Gain (loss) recognized on cross-currency swap in interest (expense) income, net (amount excluded from effectiveness testing)	$4,699	$4,010	$3,754
Gain (loss) recognized on cross-currency swap in other, net	$(29,822)	$5,942	$(14,329)
Gain (loss) recognized on intercompany debt in other, net	$29,822	$(5,942)	$14,329
Net Investment Hedge Gains (Losses)
We recognized the following gains (losses) on the foreign cross currency swaps designated as net investment hedges (in thousands):

	Twelve Months Ended June 30,
	2025	2024	2023
Gain (loss) recognized in cumulative translation adjustment within other comprehensive income (loss)	$(70,326)	$19,532	$(40,803)
Gain (loss) recognized from the excluded components in interest (expense) income, net	$12,024	$10,337	$9,482
Non-designated Derivative Gains (Losses)
We recognized the following gains (losses) in the consolidated statement of income on derivatives not designated as hedging instruments (in thousands):

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

	Twelve Months Ended June 30,
	2025	2024	2023
Gain (loss) recognized on foreign currency hedging instruments in other, net	$47,241	$(4,168)	$8,576
Gain (loss) recognized on other foreign-currency-denominated transactions in other, net	(54,330)	19	(12,780)
Total	$(7,089)	$(4,149)	$(4,204)
(17) Restructuring Expenses
Restructuring expenses consist of costs incurred in connection with the realignment of business strategies and operations as well as cost rationalization efforts. These costs are separately presented as restructuring expenses within our consolidated statement of income for all periods presented. Although the costs associated with restructuring plans have not been allocated to our business segments' results in Note 13 – Segment Information, the restructuring plans impacted both our Sleep and Breathing Health and Residential Care Software segments.
We did not incur material restructuring expenses during the year ended June 30, 2025.
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
SCHEDULE II
RESMED INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
June 30, 2025, 2024 and 2023
(in thousands)

	Balance at Beginning of Period	Charged to costs and expenses	Other (deductions)	Balance at End of Period
Year ended June 30, 2025
Applied against asset account
Allowance for trade accounts receivable	$21,132	$9,053	$(7,761)	$22,424
Year ended June 30, 2024
Applied against asset account
Allowance for trade accounts receivable	$23,603	$9,802	$(12,273)	$21,132
Year ended June 30, 2023
Applied against asset account
Allowance for trade accounts receivable	$23,259	$5,770	$(5,426)	$23,603
See accompanying report of independent registered public accounting firm.

PART II	Items 9 – 9C
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.
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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the audit committee of our board of directors.
Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management concluded that the company’s internal control over financial reporting was effective as of June 30, 2025.
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
Opinion on Internal Control Over Financial Reporting
We have audited ResMed Inc. and subsidiaries' (the Company) internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated August 7, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
August 7, 2025

PART II	Items 9 – 9C
RESMED INC. AND SUBSIDIARIES
ITEM 9B OTHER INFORMATION
Insider Trading Arrangements
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
During the quarterly period ended June 30, 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each term as defined in Item 408 of Regulation S-K).
Amendment of Bylaws
On August 6, 2025, the board of directors approved and adopted Resmed’s Ninth Amended and Restated Bylaws, effective as of such date. The Ninth Amended and Restated Bylaws, among other things, remove or modify certain limitations relating to stockholder action by written consent without a meeting, remove references to classified board of directors and include various other minor updates, including ministerial and conforming changes.
The foregoing summary of the Ninth Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Ninth Amended and Restated Bylaws, a copy of which is attached hereto as Exhibit 3.2 and is incorporated herein by reference.
ITEM 9C DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III	Items 10 – 14
RESMED INC. AND SUBSIDIARIES
PART III
ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item is premised on information that will be included in our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the SEC within 120 days after June 30, 2025.
We have filed as exhibits to this report for the year ended June 30, 2025, the certifications of our chief executive officer and chief financial officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
Code of Conduct
We have adopted a Code of Business Conduct & Ethics that applies to our board of directors and all of our employees, including our chief executive officer and principal financial officer.
Our code of conduct is available at our website by visiting https://investor.resmed.com/ and clicking through “Investors,” “Corporate Governance,” “Corporate Governance Documents,” and “Code of Conduct -English.” When required by the rules of the NYSE, or the SEC, we will disclose any future amendment to, or waiver of, any provision of the code of conduct for our chief executive officer and principal financial officer or any member or members of our board of directors on our website within four business days following the date of such amendment or waiver
ITEM 11 EXECUTIVE COMPENSATION
Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the SEC within 120 days after June 30, 2025.
ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the SEC within 120 days after June 30, 2025.
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the SEC within 120 days after June 30, 2025.
ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the SEC within 120 days after June 30, 2025.

PART IV	Items 15 – 16
RESMED INC. AND SUBSIDIARIES
PART IV
ITEM 15 EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:

(a)	Consolidated Financial Statements and Schedules – The index to our consolidated financial statements and schedules are set forth in the “Index to Consolidated Financial Statements” under Item 8 of this report.

(b)	Exhibit Lists

3.1	First Restated Certificate of Incorporation of ResMed Inc., as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q filed on October 30, 2013)
3.2	Ninth Amended and Restated Bylaws of ResMed Inc., a Delaware Corporation (as Approved and Adopted by Board Resolution August 6, 2025)
4.1	Form of certificate evidencing shares of Common Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-91094) declared effective on June 1, 1995)
4.2
Description of ResMed Inc.’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. (Incorporated by reference to Exhibit 4.2 to the Registrant's Report on Form 10-K filed on August 9, 2024)

10.1*	Form of Indemnification Agreements for our directors and officers. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on June 24, 2009)
10.2*	Form of Access Agreement for directors. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on June 24, 2009)
10.3*	Updated Form of Executive Agreement. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q filed on April 24, 2025)
10.4*
Amendment and Restatement to the ResMed Inc. 2009 Incentive Award Plan. (Incorporated by reference to Appendix B of ResMed Inc.’s Proxy Statement filed with the Securities and Exchange Commission on September 25, 2017)

10.5*	Amended and Restated ResMed Inc. Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.5 to the Registrant's Report on Form 10-K filed on August 9, 2024)
10.6*	ResMed Inc. Non-Employee Director Deferral Program. (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q filed on October 25, 2024)
10.7*	Form of Restricted Stock Unit Award Agreement for Directors.
10.8*	Form of Stock Option Award Agreement for Executive Officers.
10.9*	Form of Stock Option Award Agreement for Directors.
10.10*	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers.
10.11*	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers.
10.12*	Form of Restricted Stock Unit Award Agreement for Executive Officers.
10.13
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

10.16
Unconditional Guaranty dated as of April 17, 2018, by each of the guarantors identified on the Term Facility Guaranty’s signature pages as a guarantor, in favor of MUFG Union Bank, N.A., in its capacity as administrative agent under the Term Credit Agreement. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 8-K filed on April 19, 2018).

10.17*	The ResMed Inc. 2018 Employee Stock Purchase Plan. (Incorporated by reference to Appendix B of ResMed Inc.’s Proxy Statement filed with the Securities and Exchange Commission on October 3, 2018.)
10.18
Note Purchase Agreement, dated July 10, 2019 by and among ResMed Inc. and the purchasers party to that agreement (including form of 3.24% Series A Senior Note due 2026, form of Series B 3.45% Senior Note due 2029, and form of Subsidiary Guaranty Agreement). (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on July 15, 2019)

19	Insider Trading Policy and Guidelines. (Incorporated by reference to Exhibit 19 to the Registrant's Report on Form 10-K filed on August 9, 2024)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Compensation Recovery Policy. (Incorporated by reference to Exhibit 97 to the Registrant's Report on Form 10-K filed on August 9, 2024)
101
The following materials from ResMed Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes.

104	The cover page from ResMed Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, formatted in Inline XBRL and contained in Exhibit 101.
*Management contract or compensatory plan or arrangement
ITEM 16 FORM 10-K SUMMARY
None.

PART IV	Signatures
RESMED INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DATED August 7, 2025
ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief Executive Officer
(Principal Executive Officer)

PART IV	Signatures
RESMED INC. AND SUBSIDIARIES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ MICHAEL J. FARRELL	Chief Executive Officer and Chairman	August 7, 2025
Michael J. Farrell	(Principal Executive Officer)

/S/ BRETT A. SANDERCOCK	Chief Financial Officer	August 7, 2025
Brett A. Sandercock	(Principal Financial Officer and Principal Accounting Officer)

/S/ PETER C. FARRELL	Director and Chair Emeritus	August 7, 2025
Peter C. Farrell

/S/ CAROL J. BURT	Director	August 7, 2025
Carol J. Burt

/S/ CHRISTOPHER DELOREFICE	Director	August 7, 2025
Christopher DelOrefice

/S/ KAREN DREXLER	Director	August 7, 2025
Karen Drexler

/S/ HARJIT GILL	Director	August 7, 2025
Harjit Gill

/S/ JOHN HERNANDEZ	Director	August 7, 2025
John Hernandez

/S/ RICHARD SULPIZIO	Director	August 7, 2025
Richard Sulpizio

/S/ DESNEY TAN	Director	August 7, 2025
Desney Tan

/S/ RON TAYLOR	Director	August 7, 2025
Ron Taylor

/S/ JAN DE WITTE	Director	August 7, 2025
Jan De Witte