Form 10-Q
period 2025-09-30
RESMED INC
filed 2025-10-31
CIK 943819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At October 27, 2025 there were 145,966,294 shares of Common Stock ($0.004 par value) outstanding. This number excludes 44,448,959 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1
Item 1. Financial Statements
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In US$ and in thousands, except share and per share data)

	September 30, 2025	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$1,383,848	$1,209,450
Accounts receivable, net of allowances of $24,611 and $22,424 at September 30, 2025 and June 30, 2025, respectively	907,271	939,492
Inventories (note 3)	945,806	927,711
Prepaid expenses and other current assets (note 3)	388,811	428,952
Total current assets	3,625,736	3,505,605
Non-current assets:
Property, plant and equipment, net (note 3)	563,629	550,790
Operating lease right-of-use assets	162,007	167,497
Goodwill (note 4)	3,044,123	3,046,680
Other intangible assets, net (note 3)	447,067	464,861
Deferred income taxes	275,949	253,119
Prepaid taxes and other non-current assets	189,841	185,839
Total non-current assets	4,682,616	4,668,786
Total assets	$8,308,352	$8,174,391
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$266,775	$278,157
Accrued expenses	395,833	402,253
Operating lease liabilities, current	29,975	30,506
Deferred revenue	167,777	166,030
Income taxes payable	135,243	132,274
Short-term debt, net (note 7)	259,899	9,900
Total current liabilities	1,255,502	1,019,120
Non-current liabilities:
Deferred revenue	159,356	156,803
Deferred income taxes	77,571	77,682
Operating lease liabilities, non-current	147,817	153,015
Other long-term liabilities	138,181	141,520
Long-term debt, net (note 7)	408,661	658,392
Total non-current liabilities	931,586	1,187,412
Total liabilities	2,187,088	2,206,532
Commitments and contingencies (note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $0.004 par value, 350,000,000 shares authorized; 190,390,128 issued and 145,940,669 outstanding at September 30, 2025 and 190,311,097 issued and 146,385,350 outstanding at June 30, 2025	762	761
Additional paid-in capital	2,062,244	2,033,599
Retained earnings	6,342,276	6,081,490
Treasury stock, at cost, 44,448,959 shares at September 30, 2025 and 43,925,747 shares at June 30, 2025	(2,223,302)	(2,073,292)
Accumulated other comprehensive loss	(60,716)	(74,699)
Total stockholders’ equity	6,121,264	5,967,859
Total liabilities and stockholders’ equity	$8,308,352	$8,174,391
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In US$ and in thousands, except per share data)

	Three Months Ended September 30,
	2025	2024
Net revenue - Sleep and Breathing Health products	$1,169,446	$1,067,737
Net revenue - Residential Care Software	166,136	156,772
Net revenue	1,335,582	1,224,509

Cost of sales - Sleep and Breathing Health products	456,118	451,312
Cost of sales - Residential Care Software	50,823	48,308
Cost of sales (exclusive of amortization shown separately below)	506,941	499,620

Amortization of acquired intangible assets - Sleep and Breathing Health products	1,420	1,210
Amortization of acquired intangible assets - Residential Care Software	6,401	6,460
Amortization of acquired intangible assets	7,821	7,670
Total cost of sales	514,762	507,290
Gross profit	820,820	717,219

Selling, general, and administrative	259,194	238,979
Research and development	87,323	79,524
Amortization of acquired intangible assets	11,956	11,404
Restructuring expenses (note 11)	15,810	—
Total operating expenses	374,283	329,907
Income from operations	446,537	387,312
Other income (loss), net:
Interest (expense) income, net	8,793	(1,661)
Gain (loss) attributable to equity method investments (note 5)	1,489	963
Gain (loss) on equity investments (note 5)	(6,190)	(680)
Other, net	(3,836)	(2,437)
Total other income (loss), net	256	(3,815)
Income before income taxes	446,793	383,497
Income taxes	98,257	72,142
Net income	$348,536	$311,355
Basic earnings per share (note 8)	$2.38	$2.12
Diluted earnings per share (note 8)	$2.37	$2.11
Dividend declared per share	$0.60	$0.53
Basic shares outstanding (000's)	146,182	146,861
Diluted shares outstanding (000's)	146,899	147,599
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In US$ and in thousands)

	Three Months Ended September 30,
	2025	2024
Net income	$348,536	$311,355
Other comprehensive income, net of taxes:
Unrealized gains (losses) on designated hedging instruments	1,603	(21,802)
Foreign currency translation gain (loss) adjustments	12,380	141,176
Comprehensive income	$362,519	$430,729
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In US$ and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2025	190,311	$761	$2,033,599	(43,926)	$(2,073,292)	$6,081,490	$(74,699)	$5,967,859
Common stock issued on exercise of options	69	1	8,204	—	—	—	—	8,205
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	10	—	(719)	—	—	—	—	(719)
Treasury stock purchases	—	—	—	(523)	(150,010)	—	—	(150,010)
Stock-based compensation costs	—	—	21,160	—	—	—	—	21,160
Other comprehensive income (loss)	—	—	—	—	—	—	13,983	13,983
Net income	—	—	—	—	—	348,536	—	348,536
Dividends declared ($0.60 per common share)	—	—	—	—	—	(87,750)	—	(87,750)
Balance, September 30, 2025	190,390	$762	$2,062,244	(44,449)	$(2,223,302)	$6,342,276	$(60,716)	$6,121,264
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In US$ and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2024	189,565	$588	$1,896,604	(42,664)	$(1,773,267)	$4,991,647	$(251,529)	$4,864,043
Adjustment to common stock	—	170	(170)	—	—	—	—	—
Common stock issued on exercise of options	92	—	8,383	—	—	—	—	8,383
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	5	—	(389)	—	—	—	—	(389)
Treasury stock purchases	—	—	—	(222)	(50,005)	—	—	(50,005)
Stock-based compensation costs	—	—	20,156	—	—	—	—	20,156
Other comprehensive income (loss)	—	—	—	—	—	—	119,374	119,374
Net income	—	—	—	—	—	311,355	—	311,355
Dividends declared ($0.53 per common share)	—	—	—	—	—	(77,891)	—	(77,891)
Balance, September 30, 2024	189,662	$758	$1,924,584	(42,886)	$(1,823,272)	$5,225,111	$(132,155)	$5,195,026
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In US$ and in thousands)

	Three Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$348,536	$311,355
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,698	44,730
Amortization of right-of-use assets	9,971	8,980
Stock-based compensation costs	21,160	20,156
(Gain) loss attributable to equity method investments (note 5)	(1,489)	(963)
(Gain) loss on equity investments (note 5)	6,190	680
Changes in operating assets and liabilities:
Accounts receivable	29,970	36,417
Inventories	(14,663)	(70,254)
Prepaid expenses, net deferred income taxes and other current assets	2,312	(123)
Accounts payable, accrued expenses, income taxes payable and other	7,636	(25,440)
Net cash provided by (used in) operating activities	457,321	325,538
Cash flows from investing activities:
Purchases of property, plant and equipment	(42,965)	(17,840)
Patent registration and acquisition costs	(2,814)	(1,767)
Business acquisitions, net of cash acquired	(522)	—
Purchases of investments (note 5)	(2,173)	(1,350)
Proceeds from exits of investments (note 5)	—	4,128
Proceeds (payments) on maturity of foreign currency contracts	(4,104)	18,975
Net cash provided by (used in) investing activities	(52,578)	2,146
Cash flows from financing activities:
Proceeds from issuance of common stock, net	8,205	8,383
Taxes paid related to net share settlement of equity awards	(719)	(389)
Purchases of treasury stock	(150,010)	(50,005)
Payments of business combination contingent consideration	—	(855)
Repayment of borrowings	—	(30,000)
Dividends paid	(87,750)	(77,891)
Net cash provided by (used in) financing activities	(230,274)	(150,757)
Effect of exchange rate changes on cash	(71)	11,073
Net increase (decrease) in cash and cash equivalents	174,398	188,000
Cash and cash equivalents at beginning of period	1,209,450	238,361
Cash and cash equivalents at end of period	$1,383,848	$426,361
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$61,873	$105,704
Interest paid	$6,852	$7,351
Fair value of assets acquired, excluding cash	$(798)	$—
Goodwill on acquisition	1,320	—
Fair value of contingent consideration	—	855
Cash paid for acquisitions	$522	$855
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(1)    Summary of Significant Accounting Policies
Organization and Basis of Presentation
ResMed Inc., or Resmed, we, us, our or the Company, is a Delaware corporation formed in March 1994 as a holding company for the Resmed Group. Through our subsidiaries, we design, manufacture and market equipment for the diagnosis and treatment of sleep-disordered breathing and other respiratory disorders, including obstructive sleep apnea. Our manufacturing operations are located in Australia, Singapore, Malaysia, France, China and the United States, or the U.S. Major distribution and sales sites are located in the U.S., Germany, France, the United Kingdom, Switzerland, Australia, Japan, China, Finland, Norway and Sweden. We also operate a software as a service, or SaaS, business in the U.S. and Germany that includes residential software platforms designed to support the professionals and caregivers who help people stay healthy in the home or care setting of their choice.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and the rules of the U.S. Securities and Exchange Commission, or the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2026.
The condensed consolidated financial statements for the three months ended September 30, 2025 and September 30, 2024 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, or Form 10-K, for the year ended June 30, 2025.
Revenue Recognition
In accordance with Accounting Standard Codification, or ASC, Topic 606, “Revenue from Contracts with Customers”, we account for a contract with a customer when there is a legally enforceable contract, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry, or Sleep and Breathing Health, and the supply of business management SaaS to out-of-hospital care providers, or Residential Care Software. Our Sleep and Breathing Health revenue relates primarily to the sale of our products that are therapy-based equipment. Some contracts include additional performance obligations such as the provision of extended warranties and provision of data for patient monitoring. Our Residential Care Software revenue relates to the provision of SaaS access with ongoing support and maintenance services as well as professional services such as training and consulting.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Disaggregation of revenue
The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Three Months Ended September 30,
	2025	2024
U.S., Canada and Latin America
Devices	$413,438	$384,530
Masks and other	361,316	322,776
Total U.S., Canada and Latin America	$774,754	$707,306
Combined Europe, Asia and other markets
Devices	$266,872	$241,255
Masks and other	127,820	119,176
Total Combined Europe, Asia and other markets	$394,692	$360,431
Global revenue
Total Devices	$680,310	$625,785
Total Masks and other	489,136	441,952
Total Sleep and Breathing Health	$1,169,446	$1,067,737

Residential Care Software	166,136	156,772
Total	$1,335,582	$1,224,509
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
The following table summarizes our contract balances (in thousands):

	September 30, 2025	June 30, 2025	Balance sheet caption
Contract assets
Accounts receivable, net	$907,271	$939,492	Accounts receivable, net
Unbilled receivables, current	$51,148	$51,175	Prepaid expenses and other current assets
Unbilled receivables, non-current	$14,305	$14,581	Prepaid taxes and other non-current assets

Contract liabilities
Deferred revenue, current	$(167,777)	$(166,030)	Deferred revenue (current liabilities)
Deferred revenue, non-current	$(159,356)	$(156,803)	Deferred revenue (non-current liabilities)
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
Lease Revenue
We lease Sleep and Breathing Health medical devices to customers primarily as a means to comply with local health insurer requirements in certain foreign geographies. Device rental contracts are classified as operating leases, and contract terms vary by customer and include options to terminate or extend the contract. When lease contracts also include the sale of masks and accessories, we allocate contract consideration to those items on a relative standalone price basis and recognize revenue when control transfers to the customer. Operating lease revenue was $25.8 million for the three months ended September 30, 2025 and $24.5 million for the three months ended September 30, 2024.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Cash and Cash Equivalents
Our cash and cash equivalents balance at September 30, 2025 and June 30, 2025 includes $406.7 million and $302.7 million, respectively, in institutional money market accounts held at highly rated institutions that require advance notice of up to 90 days for redemption, in accordance with the terms of the investment agreements.
Recently Issued Accounting Standards Not Yet Adopted
ASU 2025-06 Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued ASU No. 2025-06, "Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software," which modernizes the recognition and disclosure framework for internal-use software costs, removing all references to software development project stages and introducing a more judgment-based approach. ASU 2025-06 is effective for us beginning in the first quarter of the fiscal year ending June 30, 2029. Early adoption is permitted and the amendments may either be applied prospectively to financial statements issued for reporting periods after the effective date of the amendment, retrospectively to all prior periods presented, or using a modified transition approach. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.
ASU 2025-05 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses for Accounts Receivable and Contract Assets," providing all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. ASU 2025-05 is effective for us beginning in the first quarter of the fiscal year ending June 30, 2027. Early adoption is permitted and entities should apply the practical expedient, if elected, prospectively to financial statements issued for reporting periods after the effective date. We are currently evaluating the impact of electing the practical expedient and the impact it may have on our consolidated financial statements and disclosures.
ASU 2024-03 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption, as well as a qualitative description of amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 also requires disclosure of the total amount of selling expenses and, in annual periods, an entity's definition of selling expenses. This ASU is applicable to our Annual Report on Form 10-K for the fiscal year ended June 30, 2028, and subsequent interim periods. Early adoption is permitted and the amendments may be either applied prospectively to financial statements issued for reporting periods after the effective date of the amendment or retrospectively to all prior periods presented. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.
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
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The identification of operating segments is based on our internal organizational structure and the information regularly reviewed by our Chief Executive Officer, who is our Chief Operating Decision Maker (CODM). Our CODM evaluates segment performance and makes resource allocation decisions based on net revenue and net operating profit. Impacts to segment net operating profit are referenced by our CODM when deciding to enter new markets, launch new products, reinvest profits, acquire or otherwise invest in other companies, and for monitoring actual results against forecasts. The accounting policies of the segments are the same as those described in note 2 of our consolidated financial statements included in our Form 10-K for the fiscal year ended June 30, 2025. Segment net revenues and segment income from operations do not include inter-segment profits and revenue is allocated to a geographic area based on where the products are shipped to or where the services are performed.
Certain items are maintained at the corporate level and are not allocated to the segments. The non-allocated items include corporate headquarters costs, stock-based compensation, amortization expense from acquired intangibles, restructuring expenses, net interest expense (income), gains and losses attributable to equity method investments, gains and losses on equity investments, and other, net. We neither discretely allocate assets to our operating segments, nor does our Chief Operating Decision Maker evaluate the operating segments using discrete asset information.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The table below presents a reconciliation of net revenues and net operating profit by reportable segments (in thousands):

	Three Months Ended September 30,
	2025	2024
Net revenue by segment
Sleep and Breathing Health	$1,169,446	$1,067,737
Residential Care Software	166,136	156,772
Total	$1,335,582	$1,224,509

Significant segment expenses
Cost of sales
Sleep and Breathing Health	$453,185	$449,451
Residential Care Software	50,823	48,308
Total	$504,008	$497,759

Selling, general, and administrative
Sleep and Breathing Health	$134,734	$109,413
Residential Care Software	36,333	36,627
Total	$171,067	$146,040

Research and development
Sleep and Breathing Health	$50,903	$47,898
Residential Care Software	24,962	24,216
Total	$75,865	$72,114

Net operating profit by segment
Sleep and Breathing Health	$530,624	$460,975
Residential Care Software	54,018	47,621
Total	$584,642	$508,596

Reconciling items
Corporate costs	$102,518	$102,210
Amortization of acquired intangible assets	19,777	19,074
Restructuring expenses	15,810	—
Interest (income) expense, net	(8,793)	1,661
(Gain) Loss attributable to equity method investments	(1,489)	(963)
Loss on equity investments	6,190	680
Other, net	3,836	2,437
Income before income taxes	$446,793	$383,497

Depreciation and amortization by segment
Sleep and Breathing Health	$25,034	$23,019
Residential Care Software	2,617	2,368
Amortization of acquired intangible assets and corporate assets	20,047	19,343
Total	$47,698	$44,730

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(3)    Supplemental Balance Sheet Information
Components of selected captions in the condensed consolidated balance sheets consisted of the following (in thousands):

Inventories	September 30, 2025	June 30, 2025
Raw materials	$363,369	$367,284
Work in progress	1,965	2,550
Finished goods	580,472	557,877
Total inventories	$945,806	$927,711

Prepaid expenses and other current assets	September 30, 2025	June 30, 2025
Prepaid taxes	$151,292	$165,034
Prepaid inventories	25,705	48,245
Unbilled receivables	51,148	51,175
Other prepaid expenses and current assets	160,666	164,498
Total prepaid expenses and other current assets	$388,811	$428,952

Property, Plant and Equipment	September 30, 2025	June 30, 2025
Property, plant and equipment, at cost	$1,286,666	$1,256,098
Accumulated depreciation and amortization	(723,037)	(705,308)
Property, plant and equipment, net	$563,629	$550,790

Other Intangible Assets	September 30, 2025	June 30, 2025
Developed/core product technology	$395,840	$396,242
Accumulated amortization	(322,623)	(315,032)
Developed/core product technology, net	73,217	81,210
Customer relationships	476,846	475,541
Accumulated amortization	(198,063)	(189,050)
Customer relationships, net	278,783	286,491
Other intangibles	268,666	267,499
Accumulated amortization	(173,599)	(170,339)
Other intangibles, net	95,067	97,160
Total other intangibles, net	$447,067	$464,861
Intangible assets consist of developed/core product technology, trade names, non-compete agreements, customer relationships, and patents, which we amortize over the estimated useful life of the assets, generally between two years to fifteen years. There are no expected residual values related to these intangible assets.
(4)    Goodwill
A reconciliation of changes in our goodwill by reportable segment is as follows (in thousands):

	Three Months Ended September 30, 2025
	Sleep and Breathing Health	Residential Care Software	Total
Balance at the beginning of the period	$883,578	$2,163,102	$3,046,680
Adjustment to fair values of preliminary purchase price allocations	1,320	—	1,320
Foreign currency translation adjustments	(1,106)	(2,771)	(3,877)
Balance at the end of the period	$883,792	$2,160,331	$3,044,123

PART I – FINANCIAL INFORMATION	Item 1
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
Equity investments by measurement category were as follows (in thousands):

Measurement category	September 30, 2025	June 30, 2025
Fair value	$8,018	$13,080
Measurement alternative	64,527	63,642
Equity method	77,599	76,178
Total	$150,144	$152,900

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following tables show a reconciliation of the changes in our equity investments (in thousands):

	Three Months Ended September 30, 2025
	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$63,642	$13,080	$76,178	$152,900
Additions to investments	2,017	—	156	2,173
Impairment of investments	(1,128)	—	—	(1,128)
Unrealized gains (losses) on marketable equity securities	—	(5,062)	—	(5,062)
Gain attributable to equity method investments	—	—	1,489	1,489
Foreign currency translation adjustments	(4)	—	(224)	(228)
Carrying value at the end of the period	$64,527	$8,018	$77,599	$150,144

	Three Months Ended September 30, 2024
	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$73,739	$12,026	$65,462	$151,227
Additions to investments	1,000	—	350	1,350
Realized gains on marketable and non-marketable equity securities	389	—	—	389
Proceeds from exits of investments	(4,128)	—	—	(4,128)
Impairment of investments	(5,259)	—	—	(5,259)
Unrealized gains (losses) on marketable equity securities	—	4,190	—	4,190
Gain attributable to equity method investments	—	—	963	963
Foreign currency translation adjustments	43	—	2,512	2,555
Carrying value at the end of the period	$65,784	$16,216	$69,287	$151,287
Net unrealized losses recognized for equity investments in non-marketable and marketable securities held as of September 30, 2025 for the three months ended September 30, 2025 were $6.2 million. Net unrealized losses recognized for equity investments in non-marketable and marketable securities held as of September 30, 2024 for the three months ended September 30, 2024 were $1.1 million.
(6)    Income Taxes
In accordance with ASC Topic 740, "Income Taxes", or ASC 740, each interim reporting period is considered integral to the annual period, and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its annual effective tax rate estimated for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, adjusted for discrete taxable events that occur during the interim period.
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
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(7)    Debt
Debt consisted of the following (in thousands):

	September 30, 2025	June 30, 2025
Short-term debt	$260,000	$10,000
Deferred borrowing costs	(101)	(100)
Short-term debt, net	$259,899	$9,900

Long-term debt	$410,000	$660,000
Deferred borrowing costs	(1,339)	(1,608)
Long-term debt, net	$408,661	$658,392
Total debt	$668,560	$668,292
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
The Revolving Credit Agreement and Term Credit Agreement each terminate on June 29, 2027, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $5.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to the Adjusted Term SOFR (as defined in the Revolving Credit Agreement) plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). At September 30, 2025, the interest rate that was being charged on the outstanding principal amounts was 4.9%. An applicable commitment fee of 0.075% to 0.150% (depending on the then-applicable leverage ratio)

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
applies on the unused portion of the revolving credit facility. As of September 30, 2025, we had $1,500.0 million available for draw down under the revolving credit facility.
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As the Revolving Credit and Term Credit Agreements’ interest rate is calculated as Adjusted Term SOFR plus the spreads described above, its carrying amount is equivalent to its fair value as at September 30, 2025 and June 30, 2025, which was $170.0 million for both periods.
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
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As of September 30, 2025 and June 30, 2025, the Senior Notes had a carrying amount of $500.0 million, excluding deferred borrowing costs, and an estimated fair value of $485.7 million and $479.5 million, respectively. Quoted market prices in active markets for similar liabilities based inputs (Level 2) were used to estimate fair value.
At September 30, 2025, we were in compliance with our debt covenants and there was $670.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes.
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
The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 33,990 and 159,055 for the three months ended September 30, 2025 and 2024, respectively, as the effect would have been anti-dilutive.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Basic and diluted earnings per share are calculated as follows (in thousands except per share data):

	Three Months Ended September 30,
	2025	2024
Numerator:
Net income	$348,536	$311,355
Denominator:
Basic weighted-average common shares outstanding	146,182	146,861
Effect of dilutive securities:
Stock options and restricted stock units	717	738
Diluted weighted average shares	146,899	147,599
Basic earnings per share	$2.38	$2.12
Diluted earnings per share	$2.37	$2.11
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
On June 2, 2021, New York University, or NYU, filed a complaint for patent infringement in the United States District Court, District of Delaware against Resmed, case no. 1:21-cv-00813 (JPM). The complaint alleges that the AutoSet or AutoRamp features of Resmed’s AirSense 10 AutoSet flow generators infringe one or more claims of various NYU patents, including U.S. Patent Nos. 6,988,994; 9,108,009; 9,168,344; 9,427,539; 9,533,115; 9,867,955; and 10,384,024. According to the complaint, the NYU patents are directed to systems and methods for diagnosis and treating sleeping disorders during different sleep states. The complaint seeks monetary damages and attorneys’ fees. We answered the complaint on September 30, 2021 and filed a motion to dismiss the complaint on the basis that the patents are invalid because the subject matter of the patents is not patentable under the Supreme Court and Federal Circuit precedent. The motion to dismiss was granted in part and denied in part. In December 2022, the Patent Trial and Appeal Board, or PTAB, of the Patent and Trademark Office granted our request to review the validity of the claims in the patents asserted by NYU against us, determining that there is a reasonable likelihood that we will prevail. In December 2023, the PTAB issued written decisions invalidating each of the challenged claims in each of the NYU patents asserted against us. On December 28, 2023, the District Court entered an order continuing its stay of all proceedings against us pending any appeal by NYU of the invalidation of its patents by the PTAB. On January 31, 2024, NYU appealed the PTAB’s rulings to the Court of Appeals for the Federal Circuit. On August 8, 2025, the Court of Appeals for the Federal Circuit affirmed the PTAB decisions invalidating each of the challenged claims in each of the NYU patents asserted against us.
On June 16, 2022, Cleveland Medical Devices Inc., or Cleveland Medical, filed suit for patent infringement against Resmed in the United States District Court for the District of Delaware, case no. 1:22-cv-00794. Cleveland Medical asserts that numerous Resmed connected devices, when combined with certain Resmed data platforms and/or software, including AirView and ResScan, infringe one or more of seven Cleveland Medical patents, including U.S. Patent Nos. 10,076,269; 10,426,399; 10,925,535; 11,064,937; 10,028,698; 11,202,603; and 11,234,637. We moved to dismiss the action because Cleveland Medical sued the wrong Resmed entity, and to dismiss the indirect and willful infringement allegations by Cleveland Medical. On October 2, 2023, the court granted a portion of the motion, dismissing all Cleveland Medical claims for indirect and willful infringement, and denied the rest of the motion. On March 22, 2023, ResMed Corp. filed a petition with the PTAB seeking review of the validity of U.S. Patent No. 10,076,269. On May 6, 2024, the PTAB granted the petition and instituted an Inter Partes Review proceeding against the patent. On June 21, 2024, the District Court of Delaware granted Resmed's motion to stay the case until the PTAB issues its final written decision in the Inter Partes Review proceeding. On May 2, 2025, the PTAB issued its decision finding all claims of U.S. Patent No. 10,076,269 unpatentable. On August 27, 2025, Cleveland Medical appealed the PTAB's ruling on U.S. Patent No. 10,076,269 to the United States Court of Appeals for the Federal Circuit. The appeal is pending.

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
On October 11, 2024, ResMed Corp. filed a request for ex parte reexamination of U.S. Patent No. 11,375,921, and on November 15, 2024, the United States Patent and Trademark Office, or the Patent Office, ordered reexamination of the patent. On October 17, 2024, ResMed Corp. filed a request for ex parte reexamination of U.S. Patent No. 11,786,680, and on December 3, 2024, the Patent Office ordered reexamination of the patent. Between November 15, 2024, and January 10, 2025, ResMed Corp. filed petitions with the PTAB seeking Inter Partes Review of the validity of all six patents asserted by Cleveland Medical in the District Court of the Northern District of Ohio proceedings. On March 7, 2025, the District Court of the Northern District of Ohio granted ResMed Corp.'s motion to stay the case pending the conclusion of all Patent Office proceedings related to the asserted patents. On June 10, 2025, the PTAB denied institution of Inter Partes Review directed to U.S. Patent No. 11,602,284. On June 12, 2025, the PTAB instituted an Inter Partes Review proceeding against U.S. Patent No. 11,375,921. On June 13, 2025, the PTAB instituted Inter Partes Review proceedings against U.S. Patent Nos. 11,690,512 and 11,786,680. On July 30, 2025, the PTAB instituted Inter Partes Review proceedings against U.S. Patent Nos. 11,857,333 and 11,872,029. On August 7, 2025, the PTAB stayed the ex parte reexaminations of U.S. Patent Nos. 11,375,921 and 11,786,680 pending resolution of the instituted Inter Partes Reviews against those patents. The PTAB’s final written decisions in the instituted Inter Partes Review proceedings are expected by July 2026.
On October 9, 2025, Fractus, S.A., or Fractus, filed suit for patent infringement against ResMed Corp. and ResMed Inc. in the United States District Court for the Southern District of California, case no. 3:25-cv-02680. Fractus asserts that Resmed’s AirSense 10, AirSense 11, AirCurve 10 and AirCurve 11, as well as the Resmed Connectivity Module used on its Astral and Stellar Ventilators, infringe one or more of five Fractus patents relating to antenna technology, including U.S. Patent Nos. 8,362,960; 8,456,365; 8,593,349; 8,674,887; and 11,031,677. The complaint seeks monetary damages, a permanent injunction, and attorneys’ fees. Resmed has not yet filed its legal response to the complaint.
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
During the three months ended September 30, 2025 and September 30, 2024, receivables sold with limited recourse were $46.1 million and $51.5 million, respectively. As of September 30, 2025, the maximum exposure on outstanding receivables sold with recourse and the associated contingent provision were $25.5 million and $0.7 million, respectively. As of June 30, 2025, the maximum exposure on outstanding receivables sold with recourse and contingent provision were $34.1 million and $0.7 million, respectively.
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
The notional value of outstanding foreign cross-currency swaps was $1,124.7 million and $1,128.3 million at September 30, 2025 and June 30, 2025, respectively. These contracts mature at various dates prior to December 31, 2029.
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
The notional value of the outstanding non-designated hedges was $1,852.8 million and $1,410.2 million at September 30, 2025 and June 30, 2025, respectively. These contracts mature at various dates prior to June 15, 2026.
Fair Values of Derivative Instruments
The following table presents our assets and liabilities related to derivative instruments on a gross basis within the condensed consolidated balance sheets (in thousands):

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	September 30, 2025	June 30, 2025	Balance Sheet Caption
Derivative Assets
Designated as Hedging Instruments
Foreign cross-currency swaps – Fair Value Hedge	$—	$—	Prepaid taxes and other non-current assets
Foreign cross-currency swaps – Net Investment Hedge	—	—	Prepaid taxes and other non-current assets
Not Designated as Hedging Instruments
Foreign currency hedging instruments	8,070	6,810	Prepaid taxes and other non-current assets
Foreign currency hedging instruments	—	—	Prepaid taxes and other non-current assets
Total derivative assets	$8,070	$6,810
Derivative Liabilities
Designated as Hedging Instruments
Foreign cross-currency swaps – Fair Value Hedge	$37,683	$38,533	Other long-term liabilities
Foreign cross-currency swaps – Net Investment Hedge	89,307	91,596	Other long-term liabilities
Not Designated as Hedging Instruments
Foreign currency hedging instruments	9,741	2,695	Accrued expenses
Foreign currency hedging instruments	—	—	Other long-term liabilities
Total derivative liabilities	$136,731	$132,824
Fair Value Hedge Gains (Losses)
We recognized the following gains (losses) on the foreign cross currency swaps designated as fair value hedges (in thousands):

	Three Months Ended September 30,
	2025	2024
Gain (loss) recognized in other comprehensive income (loss)	$(201)	$429
Gain (loss) recognized on cross-currency swap in interest (expense) income, net (amount excluded from effectiveness testing)	$1,624	$1,074
Gain (loss) recognized on cross-currency swap in other, net	$1,051	$(12,246)
Gain (loss) recognized on intercompany debt in other, net	$(1,051)	$12,246
Net Investment Hedge Gains (Losses)
We recognized the following gains (losses) on the foreign cross currency swaps designated as net investment hedges (in thousands):

	Three Months Ended September 30,
	2025	2024
Gain (loss) recognized in cumulative translation adjustment within other comprehensive income (loss)	$2,290	$(28,736)
Gain (loss) recognized from the excluded components in interest (expense) income, net	$4,107	$2,767
Non-designated Derivative Gains (Losses)
We recognized the following gains (losses) in the condensed consolidated statement of operations on derivatives not designated as hedging instruments (in thousands):

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,
	2025	2024
Gain (loss) recognized on foreign currency hedging instruments in other, net	$(9,970)	$42,783
Gain (loss) recognized on other foreign-currency-denominated transactions in other, net	6,106	(45,231)
Total	$(3,864)	$(2,448)
We classified the fair values of all hedging instruments as Level 2 measurements within the fair value hierarchy.
We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. We minimize counterparty credit risk by entering into derivative transactions with major financial institutions.
(11)    Restructuring Expenses
During the three months ended September 30, 2025, we recorded $15.8 million of restructuring related charges for employee severance and one-time termination benefits associated with workforce planning activities. Although the costs associated with the restructuring plan have not been allocated to our business segments' results in Note 2 - Segment Information, the restructuring plan impacted both our Sleep and Breathing Health and Residential Care Software segments. We had $11.7 million remaining in our accruals at September 30, 2025. We do not expect any remaining expense under existing one-time termination benefit arrangements to be material.
We did not record any restructuring expenses during the three months ended September 30, 2024.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
.
Special Note Regarding Forward-Looking Statements
This report contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to, our management. All statements other than statements regarding historical facts are forward-looking statements. The words “believe,” “expect,” “intend,” “anticipate,” “will continue,” “will,” “estimate,” “plan,” “future” and other similar expressions, and negative statements of such expressions, generally identify forward-looking statements, including, in particular, statements regarding expectations of future revenue or earnings, expenses, new product development, new product launches, new markets for our products, the integration of acquisitions, our supply chain, domestic and international regulatory developments, litigation, tax outlook, and the expected impact of macroeconomic conditions on our business. These forward-looking statements are made in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements reflect the views of our management at the time the statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 and elsewhere in this report. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources.
In addition, important factors to consider in evaluating such forward-looking statements include changes or developments in healthcare reform, social, macroeconomic, market, legal or regulatory circumstances, including the impact of public health crises; changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, disruptions and delays in the supply chain, the actions or omissions of third parties, including suppliers, customers, competitors and governmental authorities, geopolitical and economic conditions in foreign jurisdictions impacting our business, including new or increased tariffs, and various other factors. If any one or more of these risks or uncertainties materialize, or underlying estimates or assumptions prove incorrect, actual results may vary significantly from those expressed in our forward-looking statements, and there can be no assurance that the forward-looking statements contained in this report will in fact occur.
Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, in addition to the other cautionary statements and risks described elsewhere in this report and in our other filings with the Securities and Exchange Commission, or the SEC, including our subsequent reports on Forms 10-Q and 8-K. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following is an overview of our results of operations for the three months ended September 30, 2025. Management’s discussion and analysis of financial condition and results of operations, or the MD&A, is intended to help the reader understand our results of operations and financial condition. It is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes included in this report.
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
We are committed to ongoing investment in research and development and product enhancements. During the three months ended September 30, 2025, we invested $87.3 million on research and development activities, which represents 6.5% of net revenues, with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs. For example, our newest device, AirSense 11, introduced new features such as a touch screen, algorithms for patients new to therapy, digital enhancements, and over-the-air update capabilities. Our operations include residential care software platforms designed to support the professionals and caregivers who help people stay healthy in the home or care setting of their choice. These platforms comprise our Residential Care Software business and, along with our cloud-based remote monitoring and therapy management system, and a robust product pipeline, these products should continue to provide us with a strong platform for future growth.
We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry, or Sleep and Breathing Health, and the supply of business management software as a service to out-of-hospital health providers, or Residential Care Software.
Net revenue for the three months ended September 30, 2025 was $1.3 billion, an increase of 9% compared to the three months ended September 30, 2024. Gross margin was 61.5% for the three months ended September 30, 2025 compared to 58.6% for the three months ended September 30, 2024. Diluted earnings per share was $2.37 for the three months ended September 30, 2025, compared to diluted earnings per share of $2.11 for the three months ended September 30, 2024.
At September 30, 2025, our cash and cash equivalents totaled $1.4 billion, our total assets were $8.3 billion and our stockholders’ equity was $6.1 billion.
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
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Net Revenue
Net revenue for the three months ended September 30, 2025 increased to $1,335.6 million from $1,224.5 million for the three months ended September 30, 2024, an increase of $111.1 million or 9% (an 8% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Three Months Ended September 30,		% Change	Constant Currency*
	2025	2024
U.S., Canada and Latin America
Devices	$413,438	$384,530	8%
Masks and other	361,316	322,776	12
Total U.S., Canada and Latin America	$774,754	$707,306	10
Combined Europe, Asia and other markets
Devices	$266,872	$241,255	11%	7%
Masks and other	127,820	119,176	7	4
Total Combined Europe, Asia and other markets	$394,692	$360,431	10	6
Global revenue
Total Devices	$680,310	$625,785	9%	7%
Total Masks and other	489,136	441,952	11	10
Total Sleep and Breathing Health	$1,169,446	$1,067,737	10	8

Residential Care Software	166,136	156,772	6	5
Total	$1,335,582	$1,224,509	9	8
*Constant currency numbers exclude the impact of movements in international currencies.
Sleep and Breathing Health
Net revenue from our Sleep and Breathing Health business for the three months ended September 30, 2025 was $1,169.4 million, an increase of 10% compared to net revenue for the three months ended September 30, 2024. Movements in international currencies against the U.S. dollar positively impacted net revenue by approximately $15.6 million for the three months ended September 30, 2025. Excluding the impact of currency movements, total Sleep and Breathing Health net revenue for the three months ended September 30, 2025 increased by 8% compared to the three months ended September 30, 2024. The increase in net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales.
Net revenue from our Sleep and Breathing Health business in the U.S., Canada and Latin America for the three months ended September 30, 2025 increased to $774.8 million from $707.3 million for the three months ended September 30, 2024, an increase of $67.4 million or 10%. The increase in net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales.
Net revenue from our Sleep and Breathing Health business in combined Europe, Asia and other markets increased for the three months ended September 30, 2025 to $394.7 million from $360.4 million for the three months ended September 30, 2024, an increase of $34.3 million or 10% (a 6% increase on a constant currency basis). The constant currency increase in device and mask sales in combined Europe, Asia and other was primarily attributable to increased demand and unit sales.
Net revenue from devices for the three months ended September 30, 2025 increased to $680.3 million from $625.8 million for the three months ended September 30, 2024, an increase of $54.5 million or 9%, including an increase of 8% in the U.S., Canada and Latin America and an increase of 11% in combined Europe, Asia and other markets (a 7% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the three months ended September 30, 2025 increased by 7%.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net revenue from masks and other for the three months ended September 30, 2025 increased to $489.1 million from $442.0 million for the three months ended September 30, 2024, an increase of $47.2 million or 11%, including an increase of 12% in the U.S., Canada and Latin America and an increase of 7% in combined Europe, Asia and other markets (a 4% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales for the three months ended September 30, 2025 increased by 10%.
Residential Care Software
Net revenue from our Residential Care Software business for the three months ended September 30, 2025 increased to $166.1 million from $156.8 million for the three months ended September 30, 2024, an increase of $9.4 million or 6% (a 5% increase on a constant currency basis). The increase was predominantly due to strong growth in the MEDIFOX DAN business vertical, partially offset by weaker performance in our Senior Living and Long-Term Care business vertical.
Gross Profit and Gross Margin
Gross profit increased for the three months ended September 30, 2025 to $820.8 million from $717.2 million for the three months ended September 30, 2024, an increase of $103.6 million or 14%. Gross margin, which is gross profit as a percentage of net revenue, for the three months ended September 30, 2025 was 61.5% compared to 58.6% for the three months ended September 30, 2024.
The increase in gross margin for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was due primarily to manufacturing and logistics efficiencies and component cost improvements.
Operating Expenses
The following table summarizes our operating expenses (in thousands):

	Three Months Ended September 30,		Change	% Change	Constant Currency
	2025	2024
Selling, general, and administrative	$259,194	$238,979	$20,215	8%	7%
as a % of net revenue	19.4%	19.5%
Research and development	$87,323	$79,524	$7,799	10%	10%
as a % of net revenue	6.5%	6.5%
Amortization of acquired intangible assets	$11,956	$11,404	$552	5%	2%
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased for the three months ended September 30, 2025 to $259.2 million from $239.0 million for the three months ended September 30, 2024, an increase of $20.2 million or 8%. Selling, general, and administrative expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $3.5 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general, and administrative expenses for the three months ended September 30, 2025 increased by 7% compared to the three months ended September 30, 2024. As a percentage of net revenue, selling, general, and administrative expenses were 19.4% for the three months ended September 30, 2025, compared to 19.5% for the three months ended September 30, 2024.
The constant currency increase in selling, general, and administrative expenses during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to additional expenses associated with our VirtuOx acquisition during the three months ended June 30, 2025 and employee-related costs, in addition to marketing and technology investments.
Research and Development Expenses
Research and development expenses increased for the three months ended September 30, 2025 to $87.3 million from $79.5 million for the three months ended September 30, 2024, an increase of $7.8 million, or 10%. Research and development expenses were minimally impacted by the movement of international currencies against the U.S. dollar. As a percentage of net revenue, research and development expenses were 6.5% for the three months ended September 30, 2025 and 2024.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The increase in research and development expenses during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to increases in employee-related costs.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets for the three months ended September 30, 2025 totaled $12.0 million compared to $11.4 million for the three months ended September 30, 2024.
Restructuring Expenses
During the three months ended September 30, 2025, we recorded $15.8 million of restructuring related charges for employee severance and one-time termination benefits associated with workforce planning activities. We did not record any restructuring expenses during the three months ended September 30, 2024.
Total Other Income (Loss), Net
The following table summarizes our other income (loss) (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Interest income (expense), net	$8,793	$(1,661)	$10,454
Gain (loss) attributable to equity method investments	1,489	963	526
Gain (loss) on equity investments	(6,190)	(680)	(5,510)
Other, net	(3,836)	(2,437)	(1,399)
Total other income (loss), net	$256	$(3,815)	$4,071
Total other income (loss), net for the three months ended September 30, 2025 was income of $0.3 million compared to a loss of $3.8 million for the three months ended September 30, 2024. We recorded interest income, net of $8.8 million for the three months ended September 30, 2025 compared to interest expense, net of $1.7 million for the three months ended September 30, 2024 due to lower debt levels following repayments on our revolving credit facility. Interest income, net was partially offset by a loss associated with our equity investments of $6.2 million for the three months ended September 30, 2025 compared to a loss of $0.7 million for the three months ended September 30, 2024.
Income Taxes
Our effective income tax rate for the three months ended September 30, 2025 was 22.0%, as compared to 18.8% for the three months ended September 30, 2024. Our effective rate of 22.0% for the three months ended September 30, 2025 differs from the statutory rate of 21.0% primarily due to foreign operations and research credits. The increase in our effective tax rate for the three months ended September 30, 2025 was primarily due to the impact of global minimum taxes implemented in accordance with Pillar Two and a shift in our global mix of earnings.
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
The Organization of Economic Co-operation and Development, or the OECD, and the G20 Inclusive Framework on Base Erosion and Profit Shifting, or the Inclusive Framework, has put forth two proposals—Pillar One and Pillar Two—that (i) revise the existing profit allocation and nexus rules and (ii) ensure a minimal level of taxation, respectively. Effective in our fiscal year beginning July 1, 2024, various jurisdictions in which we operate began implementing the global minimum tax prescribed under Pillar Two. Pillar Two legislation in effect as of September 30, 2025 has been incorporated into our condensed consolidated financial statements.
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
Net Income and Earnings per Share
As a result of the factors above, our net income for the three months ended September 30, 2025 was $348.5 million compared to $311.4 million for the three months ended September 30, 2024, an increase of $37.2 million, or 12%.
Our diluted earnings per share for the three months ended September 30, 2025 was $2.37 per diluted share compared to $2.11 for the three months ended September 30, 2024, an increase of $0.26, or 12%.
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
These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except percentages):

	Three Months Ended September 30,
	2025	2024
GAAP Net revenue	$1,335,582	$1,224,509

GAAP Cost of sales	$514,762	$507,290
Less: Amortization of acquired intangibles	(7,821)	(7,670)
Non-GAAP cost of sales	$506,941	$499,620

GAAP gross profit	$820,820	$717,219
GAAP gross margin	61.5%	58.6%
Non-GAAP gross profit	$828,641	$724,889
Non-GAAP gross margin	62.0%	59.2%

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The measure “non-GAAP income from operations” is equal to GAAP income from operations once adjusted for amortization of acquired intangibles and restructuring expenses. Non-GAAP income from operations is reconciled with GAAP income from operations below (in thousands):

	Three Months Ended September 30,
	2025	2024
GAAP income from operations	$446,537	$387,312
Amortization of acquired intangibles - cost of sales	7,821	7,670
Amortization of acquired intangibles - operating expenses	11,956	11,404
Restructuring expenses	15,810	—
Non-GAAP income from operations	$482,124	$406,386
The measure “non-GAAP net income” is equal to GAAP net income once adjusted for amortization of acquired intangibles, restructuring expenses and associated tax effects. The measure “non-GAAP diluted earnings per share” is the ratio of non-GAAP net income to diluted shares outstanding. These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except for per share amounts):

	Three Months Ended September 30,
	2025	2024
GAAP net income	$348,536	$311,355
Amortization of acquired intangibles - cost of sales	7,821	7,670
Amortization of acquired intangibles - operating expenses	11,956	11,404
Restructuring expenses	15,810	—
Income tax effect on non-GAAP adjustments	(9,248)	(5,071)
Non-GAAP net income	$374,875	$325,358
Diluted shares outstanding	146,899	147,599
GAAP diluted earnings per share	$2.37	$2.11
Non-GAAP diluted earnings per share	$2.55	$2.20
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
As of September 30, 2025 and June 30, 2025, we had cash and cash equivalents of $1,383.8 million and $1,209.5 million, respectively. Our cash and cash equivalents held within the U.S. at September 30, 2025 and June 30, 2025 were $696.7 million and $555.0 million, respectively. Our remaining cash and cash equivalent balances at September 30, 2025 and June 30, 2025, were $687.1 million and $654.5 million, respectively. Our cash and cash equivalent balances are held at highly rated financial institutions.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
As of September 30, 2025, we had $1,500.0 million available for draw down under the revolving credit facility and a combined total of $2,883.8 million in cash and available liquidity under the revolving credit facility.
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
Revolving Credit Agreement, Term Credit Agreement and Senior Notes
On June 29, 2022, we entered into a second amended and restated credit agreement, or as amended from time to time, the Revolving Credit Agreement. The Revolving Credit Agreement, among other things, provided a senior unsecured revolving credit facility of $1,500.0 million, with an uncommitted option to increase the revolving credit facility by an additional amount equal to the greater of $1,000.0 million or 1.00 times the EBITDA for the trailing twelve-month measurement period. Additionally, on June 29, 2022, ResMed Pty Limited entered into a Second Amendment to the Syndicated Facility Agreement, or the Term Credit Agreement. The Term Credit Agreement, among other things, provides ResMed Pty Limited a senior unsecured term credit facility of $200.0 million. The Revolving Credit Agreement and Term Credit Agreement each terminate on June 29, 2027, when all unpaid principal and interest under the loans must be repaid. As of September 30, 2025, we had $1,500.0 million available for draw down under the revolving credit facility.
On July 10, 2019, we entered into a Note Purchase Agreement with the purchasers to that agreement, in connection with the issuance and sale of $250.0 million principal amount of our 3.24% senior notes due July 10, 2026, and $250.0 million principal amount of our 3.45% senior notes due July 10, 2029, or Senior Notes.
On September 30, 2025, there was a total of $670.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes and we were in compliance with our debt covenants. We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and debt facilities.
Cash Flow Summary
The following table summarizes our cash flow activity (in thousands):

	Three Months Ended September 30,
	2025	2024
Net cash provided by (used in) operating activities	$457,321	$325,538
Net cash provided by (used in) investing activities	(52,578)	2,146
Net cash provided by (used in) financing activities	(230,274)	(150,757)
Effect of exchange rate changes on cash	(71)	11,073
Net increase (decrease) in cash and cash equivalents	$174,398	$188,000
Operating Activities
Cash provided by operating activities was $457.3 million for the three months ended September 30, 2025, compared to cash provided of $325.5 million for the three months ended September 30, 2024. The $131.8 million increase in cash flow from operations was primarily due to increased net income and improvements in working capital during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Investing Activities
Cash used in investing activities was $52.6 million for the three months ended September 30, 2025, compared to cash provided of $2.1 million for the three months ended September 30, 2024. The $54.7 million increase in cash flow used in investing activities was primarily due to increased purchases of property, plant and equipment during the three months ended September 30, 2025 in addition to net payments from maturity of foreign currency contracts during the three months

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
ended September 30, 2025 compared to net proceeds from maturity of foreign currency contracts during the three months ended September 30, 2024.
Financing Activities
Cash used in financing activities was $230.3 million for the three months ended September 30, 2025, compared to cash used of $150.8 million for the three months ended September 30, 2024. We repurchased $150.0 million of treasury stock during the three months ended September 30, 2025 compared to repurchases of $50.0 million during the three months ended September 30, 2024. Cash outflows for treasury stock repurchases were partially offset by no net repayments under our Revolving Credit Agreement for the three months ended September 30, 2025, compared to net repayments of $30.0 million for the three months ended September 30, 2024.
Dividends
During the three months ended September 30, 2025, we paid cash dividends of $0.60 per common share totaling $87.8 million. On October 30, 2025, our board of directors declared a cash dividend of $0.60 per common share, to be paid on December 18, 2025, to shareholders of record as of the close of business on November 13, 2025. Future dividends are subject to approval by our board of directors.
Common Stock
On February 21, 2014, our board of directors approved our current share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of our common stock. Since approval of the share repurchase program in 2014 through September 30, 2025, we have repurchased a total of 9.7 million shares under this repurchase program for an aggregate of $1.0 billion. During the three months ended September 30, 2025, we repurchased 523,212 shares at a cost of $150.0 million. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares of common stock outstanding used in calculating earnings (loss) per share. The share repurchase program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. At September 30, 2025, 10.3 million additional shares remain available for us to repurchase under the approved share repurchase program.
Critical Accounting Principles and Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, including those related to allowance for doubtful accounts, inventory reserves, warranty obligations, goodwill, potentially impaired assets, intangible assets, income taxes and contingencies.
We state these accounting policies in the notes to the financial statements and at relevant sections in this discussion and analysis. The estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.
For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
Recently Issued Accounting Pronouncements
See note 1 to the unaudited condensed consolidated financial statements for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position and cash flows.
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of business in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Off-Balance Sheet Arrangements
As of September 30, 2025, we are not involved in any significant off-balance sheet arrangements, as described in Instruction 8 to Item 303(b) of Regulation S-K promulgated by the SEC.

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
The notional value of outstanding foreign cross-currency swaps was $1,124.7 million and $1,128.3 million at September 30, 2025 and June 30, 2025, respectively. These contracts mature at various dates prior to December 31, 2029.
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
The notional value of the outstanding non-designated hedges was $1,852.8 million and $1,410.2 million at September 30, 2025 and June 30, 2025, respectively. These contracts mature at various dates prior to June 15, 2026.

PART I – FINANCIAL INFORMATION	Item 3
RESMED INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk
Fair Values of Derivative Instruments
The table below provides information (in U.S. dollars) on our foreign currency denominated operating assets and liabilities and after considering our foreign currency hedging activities as of September 30, 2025 (in thousands):

	U.S. Dollar (USD)	Euro (EUR)	Canadian Dollar (CAD)	Chinese Yuan (CNY)
AUD Functional:
Net Assets/(Liabilities)	668,967	(213,733)	(61)	42,852
Foreign Currency Hedges	(675,000)	187,729	—	(28,087)
Net Total	(6,033)	(26,004)	(61)	14,765
USD Functional:
Net Assets/(Liabilities)	—	332,807	30,571	—
Foreign Currency Hedges	—	(328,527)	(35,894)	—
Net Total	—	4,280	(5,323)	—
SGD Functional:
Net Assets/(Liabilities)	569,226	256,325	—	3,050
Foreign Currency Hedges	(580,000)	(240,528)	—	—
Net Total	(10,774)	15,797	—	3,050

PART I – FINANCIAL INFORMATION	Item 3
RESMED INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk
The table below provides information about our material foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars, forward contracts and cross-currency swaps held at September 30, 2025. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

		Fair Value Assets / (Liabilities)
	Total	September 30, 2025	June 30, 2025
AUD/USD
Contract amount	675,000	6,716	2,969
Ave. contractual exchange rate	AUD 1 = USD 0.6555
AUD/EUR
Contract amount	258,128	(2,394)	(1,203)
Ave. contractual exchange rate	AUD 1 = EUR 0.5715
SGD/EUR
Contract amount	275,728	(780)	(1,426)
Ave. contractual exchange rate	SGD 1 = EUR 0.6621
SGD/USD
Contract amount	580,000	(6,568)	3,031
Ave. contractual exchange rate	SGD 1 = USD 0.7867
AUD/CNY
Contract amount	28,087	168	374
Ave. contractual exchange rate	AUD 1 = CNY 4.6405
USD/EUR
Contract amount	1,124,730	(126,989)	(128,631)
Ave. contractual exchange rate	USD 1 = EUR 0.9610
USD/CAD
Contract amount	35,894	1,186	370
Ave. contractual exchange rate	CAD 1 = USD 0.7416
Interest Rate Risk
We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At September 30, 2025, we held cash and cash equivalents of $1,383.8 million, principally comprised of bank term deposits and at-call accounts, and are invested at both short-term fixed interest rates and variable interest rates. At September 30, 2025, there was $170.0 million outstanding under the Revolving Credit Agreement and Term Credit Agreement, which are subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended September 30, 2025, would not have had a material impact on pretax income. We have no interest rate hedging agreements.
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
RESMED INC. AND SUBSIDIARIES
Item 4    Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports made pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.
As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.
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
Item 1A    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, or the Annual Report, which was filed with the SEC and describe various material risks and uncertainties to which we are or may become subject. As of September 30, 2025, there have been no material changes to such risk factors.
Item 2    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Purchases of equity securities. The following table summarizes our purchases of common stock for the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (USD)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1 - 31, 2025	—	$—	43,925,747	10,790,266
August 1 - 31, 2025	523,212	286.42	44,448,959	10,267,054
September 1 - 30, 2025	—	—	44,448,959	10,267,054
Total	523,212	$286.42	44,448,959	10,267,054
On February 21, 2014, our board of directors approved our current share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of our common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant and subject to applicable legal requirements. The share repurchase program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. All share repurchases after February 21, 2014 have been executed under this program. Since approval of the share repurchase program in 2014 through September 30, 2025, we have repurchased a total of 9.7 million shares under this repurchase program for an aggregate of $1.0 billion.
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
The following table describes any contracts, instructions or written plans for the sale or purchase of the Company’s securities and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act that were adopted by our directors and executive officers during the quarterly period ended September 30, 2025:

Name and Title	Plan Action	Plan Adoption Date	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to Be Purchased or Sold (Up To)
Peter C. Farrell Chair Emeritus	Adoption	August 12, 2025	November 12, 2026	24,000
Jan De Witte Director	Adoption	August 19, 2025	March 31, 2026	2,055
(1)    A trading plan may also expire on such earlier date that all transactions under the trading plan are completed.
During the quarterly period ended September 30, 2025, none of our directors or executive officers terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (each term as defined in Item 408 of Regulation S-K).

PART II – OTHER INFORMATION	Item 1-6
RESMED INC. AND SUBSIDIARIES
Item 6    Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	First Restated Certificate of Incorporation of ResMed Inc., as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q filed on October 30, 2013)
3.2
Ninth Amended and Restated Bylaws of ResMed Inc., a Delaware Corporation (as Approved and Adopted by Board Resolution August 6, 2025). (Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K filed on August 8, 2025)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed on October 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

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
October 30, 2025

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief Executive Officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief Financial Officer
(Principal Financial Officer)