Form 10-Q
period 2025-12-31
RESMED INC
filed 2026-01-30
CIK 943819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At January 26, 2026 there were 145,678,401 shares of Common Stock ($0.004 par value) outstanding. This number excludes 45,152,661 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1
Item 1. Financial Statements
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In US$ and in thousands, except share and per share data)

	December 31, 2025	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$1,417,069	$1,209,450
Accounts receivable, net of allowances of $29,209 and $22,424 at December 31, 2025 and June 30, 2025, respectively	985,634	939,492
Inventories (note 3)	922,045	927,711
Prepaid expenses and other current assets (note 3)	494,053	428,952
Total current assets	3,818,801	3,505,605
Non-current assets:
Property, plant and equipment, net (note 3)	564,254	550,790
Operating lease right-of-use assets	165,916	167,497
Goodwill (note 4)	3,044,370	3,046,680
Other intangible assets, net (note 3)	430,240	464,861
Deferred income taxes	285,907	253,119
Prepaid taxes and other non-current assets	193,882	185,839
Total non-current assets	4,684,569	4,668,786
Total assets	$8,503,370	$8,174,391
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$250,406	$278,157
Accrued expenses	391,500	402,253
Operating lease liabilities, current	29,759	30,506
Deferred revenue	176,050	166,030
Income taxes payable	140,493	132,274
Short-term debt, net (note 7)	259,906	9,900
Total current liabilities	1,248,114	1,019,120
Non-current liabilities:
Deferred revenue	159,789	156,803
Deferred income taxes	77,994	77,682
Operating lease liabilities, non-current	154,133	153,015
Other long-term liabilities	138,538	141,520
Long-term debt, net (note 7)	403,923	658,392
Total non-current liabilities	934,377	1,187,412
Total liabilities	2,182,491	2,206,532
Commitments and contingencies (note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $0.004 par value, 350,000,000 shares authorized; 190,814,410 issued and 145,661,749 outstanding at December 31, 2025 and 190,311,097 issued and 146,385,350 outstanding at June 30, 2025	763	761
Additional paid-in capital	2,102,992	2,033,599
Retained earnings	6,647,285	6,081,490
Treasury stock, at cost, 45,152,661 shares at December 31, 2025 and 43,925,747 shares at June 30, 2025	(2,400,298)	(2,073,292)
Accumulated other comprehensive loss	(29,863)	(74,699)
Total stockholders’ equity	6,320,879	5,967,859
Total liabilities and stockholders’ equity	$8,503,370	$8,174,391
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In US$ and in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net revenue - Sleep and Breathing Health products	$1,255,938	$1,125,593	$2,425,384	$2,193,330
Net revenue - Residential Care Software	166,870	156,496	333,006	313,268
Net revenue	1,422,808	1,282,089	2,758,390	2,506,598

Cost of sales - Sleep and Breathing Health products	484,792	473,388	940,910	924,700
Cost of sales - Residential Care Software	51,484	49,792	102,307	98,100
Cost of sales (exclusive of amortization shown separately below)	536,276	523,180	1,043,217	1,022,800

Amortization of acquired intangible assets - Sleep and Breathing Health products	1,415	1,230	2,835	2,440
Amortization of acquired intangible assets - Residential Care Software	6,393	6,404	12,795	12,864
Amortization of acquired intangible assets	7,808	7,634	15,630	15,304
Total cost of sales	544,084	530,814	1,058,847	1,038,104
Gross profit	878,724	751,275	1,699,543	1,468,494

Selling, general, and administrative	278,396	241,613	537,590	480,592
Research and development	90,969	81,372	178,292	160,897
Amortization of acquired intangible assets	11,764	11,047	23,721	22,451
Restructuring expenses (note 11)	5,935	—	21,745	—
Total operating expenses	387,064	334,032	761,348	663,940
Income from operations	491,660	417,243	938,195	804,554
Other income (loss), net:
Interest (expense) income, net	7,949	(775)	16,742	(2,436)
Gain (loss) attributable to equity method investments (note 5)	1,515	1,077	3,004	2,040
Gain (loss) on equity investments (note 5)	306	(1,439)	(5,884)	(2,119)
Other, net	(5,282)	2,216	(9,117)	(219)
Total other income (loss), net	4,488	1,079	4,745	(2,734)
Income before income taxes	496,148	418,322	942,940	801,820
Income taxes	103,555	73,700	201,811	145,843
Net income	$392,593	$344,622	$741,129	$655,977
Basic earnings per share (note 8)	$2.69	$2.35	$5.08	$4.47
Diluted earnings per share (note 8)	$2.68	$2.34	$5.05	$4.45
Dividend declared per share	$0.60	$0.53	$1.20	$1.06
Basic shares outstanding (000's)	145,842	146,810	146,012	146,835
Diluted shares outstanding (000's)	146,372	147,481	146,633	147,520
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In US$ and in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net income	$392,593	$344,622	$741,129	$655,977
Other comprehensive income, net of taxes:
Unrealized gains (losses) on designated hedging instruments	308	43,675	1,912	21,873
Foreign currency translation gain (loss) adjustments	30,545	(210,410)	42,924	(69,234)
Comprehensive income	$423,446	$177,887	$785,965	$608,616
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In US$ and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2025	190,311	$761	$2,033,599	(43,926)	$(2,073,292)	$6,081,490	$(74,699)	$5,967,859
Common stock issued on exercise of options	69	1	8,204	—	—	—	—	8,205
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	10	—	(719)	—	—	—	—	(719)
Treasury stock purchases	—	—	—	(523)	(150,010)	—	—	(150,010)
Stock-based compensation costs	—	—	21,160	—	—	—	—	21,160
Other comprehensive income (loss)	—	—	—	—	—	—	13,983	13,983
Net income	—	—	—	—	—	348,536	—	348,536
Dividends declared ($0.60 per common share)	—	—	—	—	—	(87,750)	—	(87,750)
Balance, September 30, 2025	190,390	$762	$2,062,244	(44,449)	$(2,223,302)	$6,342,276	$(60,716)	$6,121,264
Common stock issued on exercise of options	55	—	9,498	—	—	—	—	9,498
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	257	1	(20,309)	—	—	—	—	(20,308)
Common stock issued on employee stock purchase plan	112	—	22,621	—	—	—	—	22,621
Treasury stock purchases	—	—	—	(704)	(176,996)	—	—	(176,996)
Stock-based compensation costs	—	—	28,938			—	—	28,938
Other comprehensive income (loss)	—	—	—			—	30,853	30,853
Net income	—	—	—			392,593	—	392,593
Dividends declared ($0.60 per common share)	—	—	—			(87,584)	—	(87,584)
Balance, December 31, 2025	190,814	$763	$2,102,992	(45,153)	$(2,400,298)	$6,647,285	$(29,863)	$6,320,879
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In US$ and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2024	189,565	$588	$1,896,604	(42,664)	$(1,773,267)	$4,991,647	$(251,529)	$4,864,043
Adjustment to common stock	—	170	(170)	—	—	—	—	—
Common stock issued on exercise of options	92	—	8,383	—	—	—	—	8,383
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	5	—	(389)	—	—	—	—	(389)
Treasury stock purchases	—	—	—	(222)	(50,005)	—	—	(50,005)
Stock-based compensation costs	—	—	20,156	—	—	—	—	20,156
Other comprehensive income (loss)	—	—	—	—	—	—	119,374	119,374
Net income	—	—	—	—	—	311,355	—	311,355
Dividends declared ($0.53 per common share)	—	—	—	—	—	(77,891)	—	(77,891)
Balance, September 30, 2024	189,662	$758	$1,924,584	(42,886)	$(1,823,272)	$5,225,111	$(132,155)	$5,195,026
Common stock issued on exercise of options	63	—	6,904	—	—	—	—	6,904
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	215	2	(16,736)	—	—	—	—	(16,734)
Common stock issued on employee stock purchase plan	109	—	19,973	—	—	—	—	19,973
Treasury stock purchases	—	—	—	(307)	(74,986)	—	—	(74,986)
Stock-based compensation costs	—	—	22,634	—	—	—	—	22,634
Other comprehensive income (loss)	—	—	—	—	—	—	(166,735)	(166,735)
Net income	—	—	—	—	—	344,622	—	344,622
Dividends declared ($0.53 per common share)	—	—	—	—	—	(77,695)	—	(77,695)
Balance, December 31, 2024	190,049	$760	$1,957,359	(43,193)	$(1,898,258)	$5,492,038	$(298,890)	$5,253,009
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In US$ and in thousands)

	Six Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$741,129	$655,977
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,583	91,169
Amortization of right-of-use assets	22,416	18,443
Stock-based compensation costs	50,098	42,790
(Gain) loss attributable to equity method investments (note 5)	(3,004)	(2,040)
(Gain) loss on equity investments (note 5)	5,884	2,119
Changes in operating assets and liabilities:
Accounts receivable	(42,712)	(31,436)
Inventories	11,466	(77,895)
Prepaid expenses, net deferred income taxes and other current assets	(104,075)	(43,746)
Accounts payable, accrued expenses, income taxes payable and other	18,281	(21,220)
Net cash provided by (used in) operating activities	797,066	634,161
Cash flows from investing activities:
Purchases of property, plant and equipment	(71,504)	(38,484)
Patent registration and acquisition costs	(7,351)	(4,592)
Purchases of intangible assets	(1,479)	—
Business acquisitions, net of cash acquired	(522)	(670)
Purchases of investments (note 5)	(6,404)	(2,350)
Proceeds from exits of investments (note 5)	250	4,378
Proceeds (payments) on maturity of foreign currency contracts	(16,510)	7,172
Net cash provided by (used in) investing activities	(103,520)	(34,546)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	37,762	35,260
Taxes paid related to net share settlement of equity awards	(21,027)	(17,123)
Purchases of treasury stock	(325,024)	(124,991)
Payments of business combination contingent consideration	—	(855)
Repayment of borrowings	(5,000)	(35,000)
Dividends paid	(175,334)	(155,586)
Net cash provided by (used in) financing activities	(488,623)	(298,295)
Effect of exchange rate changes on cash	2,696	(17,737)
Net increase (decrease) in cash and cash equivalents	207,619	283,583
Cash and cash equivalents at beginning of period	1,209,450	238,361
Cash and cash equivalents at end of period	$1,417,069	$521,944
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$209,419	$224,351
Interest paid	$13,466	$7,285
Fair value of assets acquired, excluding cash	$(798)	$—
Goodwill on acquisition	1,320	—
Fair value of contingent consideration	—	1,525
Cash paid for acquisitions	$522	$1,525
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
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
The condensed consolidated financial statements for the three and six months ended December 31, 2025 and December 31, 2024 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, or Form 10-K, for the year ended June 30, 2025.
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
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Disaggregation of revenue
The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
U.S., Canada and Latin America
Devices	$448,047	$414,453	$861,485	$798,983
Masks and other	386,984	334,496	748,300	657,271
Total U.S., Canada and Latin America	$835,031	$748,949	$1,609,785	$1,456,254
Combined Europe, Asia and other markets
Devices	$278,167	$254,849	$545,039	$496,104
Masks and other	142,740	121,795	270,560	240,972
Total Combined Europe, Asia and other markets	$420,907	$376,644	$815,599	$737,076
Global revenue
Total Devices	$726,214	$669,302	$1,406,524	$1,295,087
Total Masks and other	529,724	456,291	1,018,860	898,243
Total Sleep and Breathing Health	$1,255,938	$1,125,593	$2,425,384	$2,193,330

Residential Care Software	166,870	156,496	333,006	313,268
Total	$1,422,808	$1,282,089	$2,758,390	$2,506,598
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
The following table summarizes our contract balances (in thousands):

	December 31, 2025	June 30, 2025	Balance sheet caption
Contract assets
Accounts receivable, net	$985,634	$939,492	Accounts receivable, net
Unbilled receivables, current	$61,410	$51,175	Prepaid expenses and other current assets
Unbilled receivables, non-current	$14,404	$14,581	Prepaid taxes and other non-current assets

Contract liabilities
Deferred revenue, current	$(176,050)	$(166,030)	Deferred revenue (current liabilities)
Deferred revenue, non-current	$(159,789)	$(156,803)	Deferred revenue (non-current liabilities)
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
Lease Revenue
We lease Sleep and Breathing Health medical devices to customers primarily as a means to comply with local health insurer requirements in certain foreign geographies. Device rental contracts are classified as operating leases, and contract terms vary by customer and include options to terminate or extend the contract. When lease contracts also include the sale of masks and accessories, we allocate contract consideration to those items on a relative standalone price basis and recognize revenue when control transfers to the customer. Operating lease revenue was $25.3 million and $51.1 million for the three and six months ended December 31, 2025, respectively, and $24.1 million and $48.6 million for the three and six months ended December 31, 2024, respectively.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Cash and Cash Equivalents
Our cash and cash equivalents balance at December 31, 2025 and June 30, 2025 includes $460.9 million and $302.7 million, respectively, in institutional money market accounts held at highly rated institutions that require advance notice of up to 90 days for redemption, in accordance with the terms of the investment agreements.
Recently Issued Accounting Standards Not Yet Adopted
ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements
In December 2025, the Financial Accounting Standards Board, or FASB, issued ASU No. 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements," to improve the navigability of the guidance in ASC Topic 270 and clarify when the guidance applies, including the form and content of interim financial statements and the interim disclosures required under GAAP, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for us beginning in the first quarter of the fiscal year ending June 30, 2029. Early adoption is permitted and the amendments may be applied prospectively to financial statements issued for reporting periods after the effective date of the amendment or retrospectively to all prior periods presented. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.
ASU 2025-10 Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities
In December 2025, the FASB issued ASU No. 2025-10, "Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities," to establish authoritative guidance in GAAP on the recognition, measurement, presentation, and disclosure for government grants received by business entities. This ASU defines a government grant, establishes when and how a grant related to an asset or income is recognized and measured, and includes presentation and disclosure requirements. ASU 2025-10 is effective for us beginning in the first quarter of the fiscal year ending June 30, 2030. Early adoption is permitted and the amendments may be applied using a modified prospective, modified retrospective or full retrospective transition method. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.
ASU 2025-09 Derivatives and Hedging (Topic 815): Hedge Accounting Improvements
In November 2025, the FASB issued ASU No. 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements," which amends existing guidance to clarify and enhance the hedge accounting guidance in ASC Topic 815 and better align hedge accounting with the economics of an entity’s risk management strategies. ASU 2025-09 is effective for us beginning in the first quarter of the fiscal year ending June 30, 2028. Early adoption is permitted and the amendments should be applied prospectively. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.
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
ASU 2025-05 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses for Accounts Receivable and Contract Assets," providing all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. ASU 2025-05 is effective for us beginning in the first quarter of the fiscal year ending June 30, 2027. Early adoption is permitted and entities should apply the practical expedient, if elected, prospectively to financial

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
ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which updates income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid. This ASU is applicable to our Annual Report on Form 10-K for the fiscal year ended June 30, 2026. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.
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
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The table below presents a reconciliation of net revenues and net operating profit by reportable segments (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net revenue by segment
Sleep and Breathing Health	$1,255,938	$1,125,593	$2,425,384	$2,193,330
Residential Care Software	166,870	156,496	333,006	313,268
Total	$1,422,808	$1,282,089	$2,758,390	$2,506,598

Significant segment expenses
Cost of sales
Sleep and Breathing Health	$482,252	$467,970	$935,437	$917,422
Residential Care Software	51,484	49,792	102,307	98,100
Total	$533,736	$517,762	$1,037,744	$1,015,522

Selling, general, and administrative
Sleep and Breathing Health	$147,740	$118,831	$282,475	$228,243
Residential Care Software(1)	39,550	33,736	75,884	70,364
Total	$187,290	$152,567	$358,359	$298,607

Research and development
Sleep and Breathing Health	$54,096	$50,071	$104,998	$97,969
Residential Care Software	25,789	24,085	50,750	48,301
Total	$79,885	$74,156	$155,748	$146,270

Net operating profit by segment
Sleep and Breathing Health	$571,850	$488,721	$1,102,474	$949,696
Residential Care Software	50,047	48,882	104,065	96,503
Total	$621,897	$537,603	$1,206,539	$1,046,199

Reconciling items
Corporate costs	$104,730	$101,679	$207,248	$203,890
Amortization of acquired intangible assets	19,572	18,681	39,351	37,755
Restructuring expenses	5,935	—	21,745	—
Interest (income) expense, net	(7,949)	775	(16,742)	2,436
(Gain) Loss attributable to equity method investments	(1,515)	(1,077)	(3,004)	(2,040)
Loss on equity investments	(306)	1,439	5,884	2,119
Other, net	5,282	(2,216)	9,117	219
Income before income taxes	$496,148	$418,322	$942,940	$801,820

Depreciation and amortization by segment
Sleep and Breathing Health	$27,311	$25,249	$52,345	$48,268
Residential Care Software	2,733	2,240	5,350	4,608
Amortization of acquired intangible assets and corporate assets	19,841	18,950	39,888	38,293
Total	$49,885	$46,439	$97,583	$91,169
(1)     During the three and six months ended December 31, 2025, we recorded $2.7 million of operating lease right-of-use asset impairments within our Residential Care Software segment. The impairments related to a lease for office space and was recorded within selling, general, and administrative expenses.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(3)    Supplemental Balance Sheet Information
Components of selected captions in the condensed consolidated balance sheets consisted of the following (in thousands):

Inventories	December 31, 2025	June 30, 2025
Raw materials	$374,729	$367,284
Work in progress	968	2,550
Finished goods	546,348	557,877
Total inventories	$922,045	$927,711

Prepaid expenses and other current assets	December 31, 2025	June 30, 2025
Prepaid taxes	$229,541	$165,034
Prepaid inventories	23,162	48,245
Unbilled receivables	61,410	51,175
Other prepaid expenses and current assets	179,940	164,498
Total prepaid expenses and other current assets	$494,053	$428,952

Property, Plant and Equipment	December 31, 2025	June 30, 2025
Property, plant and equipment, at cost	$1,312,216	$1,256,098
Accumulated depreciation and amortization	(747,962)	(705,308)
Property, plant and equipment, net	$564,254	$550,790

Other Intangible Assets	December 31, 2025	June 30, 2025
Developed/core product technology	$395,744	$396,242
Accumulated amortization	(330,354)	(315,032)
Developed/core product technology, net	65,390	81,210
Customer relationships	477,076	475,541
Accumulated amortization	(207,520)	(189,050)
Customer relationships, net	269,556	286,491
Other intangibles	274,399	267,499
Accumulated amortization	(179,105)	(170,339)
Other intangibles, net	95,294	97,160
Total other intangibles, net	$430,240	$464,861
Intangible assets consist of developed/core product technology, trade names, non-compete agreements, customer relationships, and patents, which we amortize over the estimated useful life of the assets, generally between two years to fifteen years. There are no expected residual values related to these intangible assets.
(4)    Goodwill
A reconciliation of changes in our goodwill by reportable segment is as follows (in thousands):

	Six Months Ended December 31, 2025
	Sleep and Breathing Health	Residential Care Software	Total
Balance at the beginning of the period	$883,578	$2,163,102	$3,046,680
Adjustment to fair values of preliminary purchase price allocations	1,320	—	1,320
Foreign currency translation adjustments	(953)	(2,677)	(3,630)
Balance at the end of the period	$883,945	$2,160,425	$3,044,370

PART I – FINANCIAL INFORMATION	Item 1
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
Equity investments by measurement category were as follows (in thousands):

Measurement category	December 31, 2025	June 30, 2025
Fair value	$9,324	$13,080
Measurement alternative	64,781	63,642
Equity method	79,363	76,178
Total	$153,468	$152,900

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following tables show a reconciliation of the changes in our equity investments (in thousands):

	Six Months Ended December 31, 2025
	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$63,642	$13,080	$76,178	$152,900
Additions to investments	5,022	1,000	382	6,404
Proceeds from exits of investments	(2,752)	—	—	(2,752)
Impairment of investments	(1,128)	—	—	(1,128)
Unrealized gains (losses) on marketable equity securities	—	(4,756)	—	(4,756)
Gain attributable to equity method investments	—	—	3,004	3,004
Foreign currency translation adjustments	(3)	—	(201)	(204)
Carrying value at the end of the period	$64,781	$9,324	$79,363	$153,468

	Six Months Ended December 31, 2024
	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$73,739	$12,026	$65,462	$151,227
Additions to investments	2,000	—	350	2,350
Realized gains on marketable and non-marketable equity securities	389	—	—	389
Proceeds from exits of investments	(4,378)	—	—	(4,378)
Impairment of investments	(5,259)	—	—	(5,259)
Unrealized gains (losses) on marketable equity securities	—	2,751	—	2,751
Gain attributable to equity method investments	—	—	2,040	2,040
Foreign currency translation adjustments	(36)	—	(2,115)	(2,151)
Carrying value at the end of the period	$66,455	$14,777	$65,737	$146,969
Net unrealized gains recognized for equity investments in non-marketable and marketable securities held as of December 31, 2025 for the three months ended December 31, 2025 were $0.3 million. Net unrealized losses recognized for equity investments in non-marketable and marketable securities held as of December 31, 2025 for the six months ended December 31, 2025 were $5.9 million. Net unrealized losses recognized for equity investments in non-marketable and marketable securities held as of December 31, 2024 for the three and six months ended December 31, 2024 were $1.4 million and $2.5 million, respectively.
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
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(7)    Debt
Debt consisted of the following (in thousands):

	December 31, 2025	June 30, 2025
Short-term debt	$260,000	$10,000
Deferred borrowing costs	(94)	(100)
Short-term debt, net	$259,906	$9,900

Long-term debt	$405,000	$660,000
Deferred borrowing costs	(1,077)	(1,608)
Long-term debt, net	$403,923	$658,392
Total debt	$663,829	$668,292
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
The Revolving Credit Agreement and Term Credit Agreement each terminate on June 29, 2027, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $5.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to the Adjusted Term SOFR (as defined in the Revolving Credit Agreement) plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). At December 31, 2025, the interest rate that was being charged on the outstanding principal amounts was 4.5%. An applicable commitment fee of 0.075% to 0.150% (depending on the then-applicable leverage ratio)

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
applies on the unused portion of the revolving credit facility. As of December 31, 2025, we had $1,500.0 million available for draw down under the revolving credit facility.
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As the Revolving Credit and Term Credit Agreements’ interest rate is calculated as Adjusted Term SOFR plus the spreads described above, its carrying amount is equivalent to its fair value as at December 31, 2025 and June 30, 2025, which was $165.0 million and $170.0 million, respectively.
Senior Notes
On July 10, 2019, we entered into a Note Purchase Agreement with the purchasers to that agreement, in connection with the issuance and sale of $250.0 million principal amount of our 3.24% senior notes due July 10, 2026, and $250.0 million principal amount of our 3.45% senior notes due July 10, 2029, or collectively referred to as the Senior Notes. Our obligations under the Note Purchase Agreement and the Senior Notes are unconditionally and irrevocably guaranteed by certain of our direct and indirect U.S. subsidiaries. The net proceeds from this transaction were used to pay down borrowings on our Revolving Credit Agreement.
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
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As of December 31, 2025 and June 30, 2025, the Senior Notes had a carrying amount of $500.0 million, excluding deferred borrowing costs, and an estimated fair value of $485.3 million and $479.5 million, respectively. Quoted market prices in active markets for similar liabilities based inputs (Level 2) were used to estimate fair value.
At December 31, 2025, we were in compliance with our debt covenants and there was $665.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes.
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
The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 87,318 and 175,118 for the three months ended December 31, 2025 and 2024, respectively, and 42,405 and 289,854 for the six months ended December 31, 2025 and 2024, respectively, as the effect would have been anti-dilutive.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Basic and diluted earnings per share are calculated as follows (in thousands except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Numerator:
Net income	$392,593	$344,622	$741,129	$655,977
Denominator:
Basic weighted-average common shares outstanding	145,842	146,810	146,012	146,835
Effect of dilutive securities:
Stock options and restricted stock units	530	671	621	685
Diluted weighted average shares	146,372	147,481	146,633	147,520
Basic earnings per share	$2.69	$2.35	$5.08	$4.47
Diluted earnings per share	$2.68	$2.34	$5.05	$4.45
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
On June 2, 2021, New York University, or NYU, filed a complaint for patent infringement in the United States District Court, District of Delaware against Resmed, case no. 1:21-cv-00813 (JPM). The complaint alleges that the AutoSet or AutoRamp features of Resmed’s AirSense 10 AutoSet flow generators infringe one or more claims of various NYU patents, including U.S. Patent Nos. 6,988,994; 9,108,009; 9,168,344; 9,427,539; 9,533,115; 9,867,955; and 10,384,024. According to the complaint, the NYU patents are directed to systems and methods for diagnosis and treating sleeping disorders during different sleep states. The complaint seeks monetary damages and attorneys’ fees. We answered the complaint on September 30, 2021 and filed a motion to dismiss the complaint on the basis that the patents are invalid because the subject matter of the patents is not patentable under the Supreme Court and Federal Circuit precedent. The motion to dismiss was granted in part and denied in part. In December 2022, the Patent Trial and Appeal Board, or PTAB, of the Patent and Trademark Office granted our request to review the validity of the claims in the patents asserted by NYU against us, determining that there is a reasonable likelihood that we will prevail. In December 2023, the PTAB issued written decisions invalidating each of the challenged claims in each of the NYU patents asserted against us. On December 28, 2023, the District Court entered an order continuing its stay of all proceedings against us pending any appeal by NYU of the invalidation of its patents by the PTAB. On January 31, 2024, NYU appealed the PTAB’s rulings to the Court of Appeals for the Federal Circuit. On August 8, 2025, the Court of Appeals for the Federal Circuit affirmed the PTAB decisions invalidating each of the challenged claims in each of the NYU patents asserted against us. On November 12, 2025, the District of Delaware case was dismissed with prejudice.
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
On October 9, 2025, Fractus, S.A., or Fractus, filed suit for patent infringement against ResMed Corp. and ResMed Inc. in the United States District Court for the Southern District of California, case no. 3:25-cv-02680. Fractus asserts that Resmed’s AirSense 10, AirSense 11, AirCurve 10 and AirCurve 11, as well as the Resmed Connectivity Module used on its Astral and Stellar Ventilators, infringe one or more of five Fractus patents relating to antenna technology, including U.S. Patent Nos. 8,362,960; 8,456,365; 8,593,349; 8,674,887; and 11,031,677. The complaint seeks monetary damages, a permanent injunction, and attorneys’ fees. On December 3, 2025, the Patent Office instituted Inter Partes Review proceedings against U.S. Patent No. 11,031,677 based on a petition filed by another defendant. On January 2, 2026, we filed a petition and motion to join the instituted Inter Partes Review proceeding. On January 5, 2026, we moved to dismiss the action because Fractus failed, among other bases, to allege how ResMed Inc. practices any claims of the asserted patents.
On November 5, 2025, Cleveland Medical filed suit for patent infringement against Resmed in the United States District Court for the District of Delaware, case no. 1:25-cv-1351. Cleveland Medical asserts that the ApneaLink Air device, in combination with the AirView Cloud Platform and ApneaLink software, and the Phillips Respironics’ Alice NightOne device, in combination with our subsidiary VirtuOx’s software platform Sleepifi, infringe one or more of six Cleveland Medical patents, including U.S. Patent Nos. 10,426,399; 10,925,535; 11,064,937; 10,028,698; 11,202,603; and 11,234,637. The complaint is centered on VirtuOx’s use and sales of the above-listed accused products. On January 15, 2026, we moved to dismiss the action because Cleveland Medical sued the wrong Resmed entity, did not and cannot join a necessary party, and is engaging in improper claim splitting, and further moved to dismiss the indirect and willful infringement allegations by Cleveland Medical.
In December 2025, Resmed learned of the unsealing of an alleged whistleblower complaint filed on February 24, 2021, in the United States District Court of the Eastern District of Pennsylvania, by Veteran Marketing LLC, on behalf of the United States, case no. 2:21-cv-00853-WB, against Respironics, Inc, Koninklijke Philips N.V., First Nation Group, LLC f/k/a Jordan Reses Supply Company LLC, or First Nation, Fisher & Paykel Healthcare, Inc., ResMed Inc., Paul Evans, Eric Pauls, and John Doe Entities 1-25, alleging an action under the False Claims Act based on an alleged conspiracy to use First Nation to overcharge the United States on sales of CPAP products to the Veterans Administration. The complaint was unsealed after the United States declined to intervene and take on the case. We have not been served with the complaint.
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
During the six months ended December 31, 2025 and December 31, 2024, receivables sold with limited recourse were $102.1 million and $104.8 million, respectively. As of December 31, 2025, the maximum exposure on outstanding receivables sold with recourse and the associated contingent provision were $27.3 million and $0.8 million, respectively. As of June 30, 2025, the maximum exposure on outstanding receivables sold with recourse and contingent provision were $34.1 million and $0.7 million, respectively.
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
The notional value of outstanding foreign cross-currency swaps was $1,124.9 million and $1,128.3 million at December 31, 2025 and June 30, 2025, respectively. These contracts mature at various dates prior to December 31, 2029.
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
The notional value of the outstanding non-designated hedges was $1,794.0 million and $1,410.2 million at December 31, 2025 and June 30, 2025, respectively. These contracts mature at various dates prior to September 15, 2026.
Fair Values of Derivative Instruments
The following table presents our assets and liabilities related to derivative instruments on a gross basis within the condensed consolidated balance sheets (in thousands):

	December 31, 2025	June 30, 2025	Balance Sheet Caption
Derivative Assets
Not Designated as Hedging Instruments
Foreign currency hedging instruments	$7,517	$6,810	Prepaid taxes and other current assets
Foreign currency hedging instruments	—	—	Prepaid taxes and other non-current assets
Total derivative assets	$7,517	$6,810
Derivative Liabilities
Designated as Hedging Instruments
Foreign cross-currency swaps – Fair Value Hedge	$37,448	$38,533	Other long-term liabilities
Foreign cross-currency swaps – Net Investment Hedge	89,175	91,596	Other long-term liabilities
Not Designated as Hedging Instruments
Foreign currency hedging instruments	1,338	2,695	Accrued expenses
Foreign currency hedging instruments	—	—	Other long-term liabilities
Total derivative liabilities	$127,961	$132,824
Fair Value Hedge Gains (Losses)
We recognized the following gains (losses) on the foreign cross currency swaps designated as fair value hedges (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Gain (loss) recognized in other comprehensive income (loss)	$270	$1,657	$69	$2,086
Gain (loss) recognized on cross-currency swap in interest (expense) income, net (amount excluded from effectiveness testing)	$1,370	$1,128	$2,994	$2,202
Gain (loss) recognized on cross-currency swap in other, net	$(35)	$22,187	$1,016	$9,942
Gain (loss) recognized on intercompany debt in other, net	$35	$(22,187)	$(1,016)	$(9,942)
Net Investment Hedge Gains (Losses)
We recognized the following gains (losses) on the foreign cross currency swaps designated as net investment hedges (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Gain (loss) recognized in cumulative translation adjustment within other comprehensive income (loss)	$131	$55,049	$2,421	$26,313
Gain (loss) recognized from the excluded components in interest (expense) income, net	$3,490	$2,885	$7,597	$5,652
Non-designated Derivative Gains (Losses)
We recognized the following gains (losses) in the condensed consolidated statement of operations on derivatives not designated as hedging instruments (in thousands):

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Gain (loss) recognized on foreign currency hedging instruments in other, net	$(4,559)	$(46,228)	$(14,529)	$(3,445)
Gain (loss) recognized on other foreign-currency-denominated transactions in other, net	(765)	46,653	5,341	1,421
Total	$(5,324)	$425	$(9,188)	$(2,024)
We classified the fair values of all hedging instruments as Level 2 measurements within the fair value hierarchy.
We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. We minimize counterparty credit risk by entering into derivative transactions with major financial institutions.
(11)    Restructuring Expenses
During the three and six months ended December 31, 2025, we recorded $5.9 million and $21.7 million of restructuring related charges, respectively, for employee severance and one-time termination benefits associated with workforce planning activities. Although the costs associated with the restructuring plan have not been allocated to our business segments' results in Note 2 - Segment Information, the restructuring plan impacted both our Sleep and Breathing Health and Residential Care Software segments. We had $6.0 million remaining in our accruals at December 31, 2025. We do not expect any remaining expense under existing one-time termination benefit arrangements to be material.
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
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following is an overview of our results of operations for the three and six months ended December 31, 2025. Management’s discussion and analysis of financial condition and results of operations, or the MD&A, is intended to help the reader understand our results of operations and financial condition. It is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes included in this report.
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
We are committed to ongoing investment in research and development and product enhancements. During the three months ended December 31, 2025, we invested $91.0 million on research and development activities, which represents 6.4% of net revenues, with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs. For example, our newest device, AirSense 11, introduced new features such as a touch screen, algorithms for patients new to therapy, digital enhancements, and over-the-air update capabilities. Our operations include residential care software platforms designed to support the professionals and caregivers who help people stay healthy in the home or care setting of their choice. These platforms comprise our Residential Care Software business and, along with our cloud-based remote monitoring and therapy management system, and a robust product pipeline, these products should continue to provide us with a strong platform for future growth.
We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry, or Sleep and Breathing Health, and the supply of business management software as a service to out-of-hospital health providers, or Residential Care Software.
Net revenue for the three months ended December 31, 2025 was $1.4 billion, an increase of 11% compared to the three months ended December 31, 2024. Gross margin was 61.8% for the three months ended December 31, 2025 compared to 58.6% for the three months ended December 31, 2024. Diluted earnings per share was $2.68 for the three months ended December 31, 2025, compared to diluted earnings per share of $2.34 for the three months ended December 31, 2024.
At December 31, 2025, our cash and cash equivalents totaled $1.4 billion, our total assets were $8.5 billion and our stockholders’ equity was $6.3 billion.
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
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Three Months Ended December 31, 2025 Compared to the Three Months Ended December 31, 2024
Net Revenue
Net revenue for the three months ended December 31, 2025 increased to $1,422.8 million from $1,282.1 million for the three months ended December 31, 2024, an increase of $140.7 million or 11% (a 9% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Three Months Ended December 31,		% Change	Constant Currency*
	2025	2024
U.S., Canada and Latin America
Devices	$448,047	$414,453	8%
Masks and other	386,984	334,496	16
Total U.S., Canada and Latin America	$835,031	$748,949	11%
Combined Europe, Asia and other markets
Devices	$278,167	$254,849	9%	5%
Masks and other	142,740	121,795	17	8
Total Combined Europe, Asia and other markets	$420,907	$376,644	12%	6%
Global revenue
Total Devices	$726,214	$669,302	9%	7%
Total Masks and other	529,724	456,291	16	14
Total Sleep and Breathing Health	$1,255,938	$1,125,593	12%	10%

Residential Care Software	166,870	156,496	7%	5%
Total	$1,422,808	$1,282,089	11%	9%
*Constant currency numbers exclude the impact of movements in international currencies.
Sleep and Breathing Health
Net revenue from our Sleep and Breathing Health business for the three months ended December 31, 2025 was $1,255.9 million, an increase of 12% compared to net revenue for the three months ended December 31, 2024. Movements in international currencies against the U.S. dollar positively impacted net revenue by approximately $22.5 million for the three months ended December 31, 2025. Excluding the impact of currency movements, total Sleep and Breathing Health net revenue for the three months ended December 31, 2025 increased by 10% compared to the three months ended December 31, 2024. The increase in net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales.
Net revenue from our Sleep and Breathing Health business in the U.S., Canada and Latin America for the three months ended December 31, 2025 increased to $835.0 million from $748.9 million for the three months ended December 31, 2024, an increase of $86.1 million or 11%. The increase in net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales.
Net revenue from our Sleep and Breathing Health business in combined Europe, Asia and other markets increased for the three months ended December 31, 2025 to $420.9 million from $376.6 million for the three months ended December 31, 2024, an increase of $44.3 million or 12% (a 6% increase on a constant currency basis). The constant currency increase in device and mask sales in combined Europe, Asia and other was primarily attributable to increased demand and unit sales.
Net revenue from devices for the three months ended December 31, 2025 increased to $726.2 million from $669.3 million for the three months ended December 31, 2024, an increase of $56.9 million or 9%, including an increase of 8% in the U.S., Canada and Latin America and an increase of 9% in combined Europe, Asia and other markets (a 5% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the three months ended December 31, 2025 increased by 7%.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net revenue from masks and other for the three months ended December 31, 2025 increased to $529.7 million from $456.3 million for the three months ended December 31, 2024, an increase of $73.4 million or 16%, including an increase of 16% in the U.S., Canada and Latin America and an increase of 17% in combined Europe, Asia and other markets (an 8% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales for the three months ended December 31, 2025 increased by 14%.
Residential Care Software
Net revenue from our Residential Care Software business for the three months ended December 31, 2025 increased to $166.9 million from $156.5 million for the three months ended December 31, 2024, an increase of $10.4 million or 7%. Movements in international currencies against the U.S. dollar positively impacted net revenue by approximately $3.0 million for the three months ended December 31, 2025. Excluding the impact of currency movements, net revenue from our Residential Care Software business for the three months ended December 31, 2025 increased by 5% compared to the three months ended December 31, 2024. The increase was predominantly due to strong growth in the MEDIFOX DAN and Home and Hospice business verticals, partially offset by weaker performance in our Senior Living and Long-Term Care business vertical.
Six Months Ended December 31, 2025 Compared to the Six Months Ended December 31, 2024
Net Revenue
Net revenue for the six months ended December 31, 2025 increased to $2,758.4 million from $2,506.6 million for the six months ended December 31, 2024, an increase of $251.8 million or 10% (an 8% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Six Months Ended December 31,		% Change	Constant Currency*
	2025	2024
U.S., Canada and Latin America
Devices	$861,485	$798,983	8%
Masks and other	748,300	657,271	14
Total U.S., Canada and Latin America	$1,609,785	$1,456,254	11%
Combined Europe, Asia and other markets
Devices	$545,039	$496,104	10%	6%
Masks and other	270,560	240,972	12	6
Total Combined Europe, Asia and other markets	$815,599	$737,076	11%	6%
Global revenue
Total Devices	$1,406,524	$1,295,087	9%	7%
Total Masks and other	1,018,860	898,243	13	12
Total Sleep and Breathing Health	$2,425,384	$2,193,330	11%	9%

Residential Care Software	333,006	313,268	6%	5%
Total	$2,758,390	$2,506,598	10%	8%
*Constant currency numbers exclude the impact of movements in international currencies.
Sleep and Breathing Health
Net revenue from our Sleep and Breathing Health business for the six months ended December 31, 2025 was $2,425.4 million, an increase of 11% compared to net revenue for the six months ended December 31, 2024. Movements in international currencies against the U.S. dollar positively impacted net revenue by approximately $36.0 million for the six months ended December 31, 2025. Excluding the impact of currency movements, total Sleep and Breathing Health net revenue for the six months ended December 31, 2025 increased by 9% compared to the six months ended December 31, 2024. The increase in net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net revenue from our Sleep and Breathing Health business in the U.S., Canada and Latin America for the six months ended December 31, 2025 increased to $1,609.8 million from $1,456.3 million for the six months ended December 31, 2024, an increase of $153.5 million or 11%. The increase in net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales.
Net revenue in combined Europe, Asia and other markets increased for the six months ended December 31, 2025 to $815.6 million from $737.1 million for the six months ended December 31, 2024, an increase of $78.5 million or 11% (a 6% increase on a constant currency basis). The constant currency increase in device and mask sales in combined Europe, Asia and other markets was primarily attributable to increased demand and unit sales.
Net revenue from devices for the six months ended December 31, 2025 increased to $1,406.5 million from $1,295.1 million for the six months ended December 31, 2024, an increase of $111.4 million or 9%, including an increase of 8% in the U.S., Canada and Latin America and an increase of 10% in combined Europe, Asia and other markets (a 6% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the six months ended December 31, 2025 increased by 7%.
Net revenue from masks and other for the six months ended December 31, 2025 increased to $1,018.9 million from $898.2 million for the six months ended December 31, 2024, an increase of $120.6 million or 13%, including an increase of 14% in the U.S., Canada and Latin America and an increase of 12% in combined Europe, Asia and other markets (a 6% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales increased by 12%, compared to the six months ended December 31, 2024.
Residential Care Software
Net revenue from our Residential Care Software business for the six months ended December 31, 2025 increased to $333.0 million from $313.3 million for the six months ended December 31, 2024, an increase of $19.7 million or 6%. Movements in international currencies against the U.S. dollar positively impacted net revenue by approximately $5.0 million for the six months ended December 31, 2025. Excluding the impact of currency movements, net revenue from our Residential Care Software business for the six months ended December 31, 2025 increased by 5% compared to the six months ended December 31, 2024. The increase was predominantly due to continued growth in the MEDIFOX DAN vertical within our Residential Care Software business, partially offset by weaker performance in our Senior Living and Long-Term Care business vertical.
Gross Profit and Gross Margin
Gross profit increased for the three months ended December 31, 2025 to $878.7 million from $751.3 million for the three months ended December 31, 2024, an increase of $127.4 million or 17%. Gross margin, which is gross profit as a percentage of net revenue, for the three months ended December 31, 2025 was 61.8% compared to 58.6% for the three months ended December 31, 2024.
The increase in gross margin for the three months ended December 31, 2025 compared to the three months ended December 31, 2024 was due primarily to manufacturing and logistics efficiencies and component cost improvements.
Gross profit increased for the six months ended December 31, 2025 to $1,699.5 million from $1,468.5 million for the six months ended December 31, 2024, an increase of $231.0 million or 16%. Gross margin for the six months ended December 31, 2025 was 61.6% compared to 58.6% for the six months ended December 31, 2024.
The increase in gross margin for the six months ended December 31, 2025 compared to the six months ended December 31, 2024 was due primarily to manufacturing and logistics efficiencies and component cost improvements.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operating Expenses
The following table summarizes our operating expenses (in thousands):

	Three Months Ended December 31,		Change	% Change	Constant Currency
	2025	2024
Selling, general, and administrative	$278,396	$241,613	$36,783	15%	12%
as a % of net revenue	19.6%	18.8%
Research and development	$90,969	$81,372	$9,597	12%	10%
as a % of net revenue	6.4%	6.3%
Amortization of acquired intangible assets	$11,764	$11,047	$717	6%	2%

	Six Months Ended December 31,		Change	% Change	Constant Currency
	2025	2024
Selling, general, and administrative	$537,590	$480,592	$56,998	12%	10%
as a % of net revenue	19.5%	19.2%
Research and development	$178,292	$160,897	$17,395	11%	10%
as a % of net revenue	6.5%	6.4%
Amortization of acquired intangible assets	$23,721	$22,451	$1,270	6%	2%
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased for the three months ended December 31, 2025 to $278.4 million from $241.6 million for the three months ended December 31, 2024, an increase of $36.8 million or 15%. Selling, general, and administrative expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $7.5 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general, and administrative expenses for the three months ended December 31, 2025 increased by 12% compared to the three months ended December 31, 2024. As a percentage of net revenue, selling, general, and administrative expenses were 19.6% for the three months ended December 31, 2025, compared to 18.8% for the three months ended December 31, 2024.
The constant currency increase in selling, general, and administrative expenses during the three months ended December 31, 2025 compared to the three months ended December 31, 2024 was primarily due to employee-related costs, additional expenses associated with our VirtuOx acquisition during the three months ended June 30, 2025 and marketing and technology investments.
Selling, general, and administrative expenses increased for the six months ended December 31, 2025 to $537.6 million from $480.6 million for the six months ended December 31, 2024, an increase of $57.0 million or 12%. Selling, general, and administrative expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $11.0 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general, and administrative expenses for the six months ended December 31, 2025 increased by 10% compared to the six months ended December 31, 2024. As a percentage of net revenue, selling, general, and administrative expenses were 19.5% for the six months ended December 31, 2025, compared to 19.2% for the six months ended December 31, 2024.
The constant currency increase in selling, general, and administrative expenses during the six months ended December 31, 2025 compared to the six months ended December 31, 2024 was primarily due to employee-related costs, additional expenses associated with our VirtuOx acquisition during the three months ended June 30, 2025 and marketing and technology investments.
Research and Development Expenses
Research and development expenses increased for the three months ended December 31, 2025 to $91.0 million from $81.4 million for the three months ended December 31, 2024, an increase of $9.6 million, or 12%. Research and development expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
our expenses by approximately $1.1 million for the three months ended December 31, 2025, as reported in U.S. dollars Excluding the impact of foreign currency movements, research and development expenses increased by 10% compared to the three months ended December 31, 2024. As a percentage of net revenue, research and development expenses were 6.4% for the three months ended December 31, 2025 and 6.3% for the three months ended December 31, 2024.
The increase in research and development expenses during the three months ended December 31, 2025 compared to the three months ended December 31, 2024 was primarily due to increases in employee-related costs.
Research and development expenses increased for the six months ended December 31, 2025 to $178.3 million from $160.9 million for the six months ended December 31, 2024, an increase of $17.4 million, or 11%. Research and development expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $1.1 million for the six months ended December 31, 2025, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses increased by 10% compared to the six months ended December 31, 2024. As a percentage of net revenue, research and development expenses were 6.5% for the six months ended December 31, 2025, compared to 6.4% for the six months ended December 31, 2024.
The increase in research and development expenses in constant currency terms was primarily due to increases in employee-related costs.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets for the three months ended December 31, 2025 totaled $11.8 million compared to $11.0 million for the three months ended December 31, 2024.
Amortization of acquired intangible assets for the six months ended December 31, 2025 totaled $23.7 million compared to $22.5 million for the six months ended December 31, 2024.
The increase in amortization of acquired intangible assets for the three and six months ended December 31, 2025 compared to the three and six months ended December 31, 2024 is due to amortization of intangibles from the VirtuOx acquisition during the three months ended June 30, 2025.
Restructuring Expenses
During the three and six months ended December 31, 2025, we recorded $5.9 million and $21.7 million of restructuring related charges, respectively, for employee severance and one-time termination benefits associated with workforce planning activities.
We did not record any restructuring expenses during the three and six months ended December 31, 2024.
Total Other Income (Loss), Net
The following table summarizes our other income (loss) (in thousands):

	Three Months Ended December 31,
	2025	2024	Change
Interest income (expense), net	$7,949	$(775)	$8,724
Gain (loss) attributable to equity method investments	1,515	1,077	438
Gain (loss) on equity investments	306	(1,439)	1,745
Other, net	(5,282)	2,216	(7,498)
Total other income (loss), net	$4,488	$1,079	$3,409

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended December 31,
	2025	2024	Change
Interest (expense) income, net	$16,742	$(2,436)	$19,178
Gain (loss) attributable to equity method investments	3,004	2,040	964
Gain (loss) on equity investments	(5,884)	(2,119)	(3,765)
Other, net	(9,117)	(219)	(8,898)
Total other income (loss), net	$4,745	$(2,734)	$7,479
Total other income (loss), net for the three months ended December 31, 2025 was income of $4.5 million compared to income of $1.1 million for the three months ended December 31, 2024. We recorded interest income, net of $7.9 million for the three months ended December 31, 2025 compared to interest expense, net of $0.8 million for the three months ended December 31, 2024 due to lower debt levels following repayments on our revolving credit facility. Additionally, we recorded a gain associated with our equity investments of $0.3 million for the three months ended December 31, 2025 compared to a loss of $1.4 million for the three months ended December 31, 2024.
Total other income (loss), net for the six months ended December 31, 2025 was income of $4.7 million compared to a loss of $2.7 million for the six months ended December 31, 2024. We recorded interest income, net of $16.7 million for the six months ended December 31, 2025 compared to interest expense, net of $2.4 million for the six months ended December 31, 2024 due to lower debt levels following repayments on our revolving credit facility. Interest income, net, was partially offset by a loss associated with our equity investments of $5.9 million for the six months ended December 31, 2025 compared to a loss of $2.1 million for the six months ended December 31, 2024.
Income Taxes
Our effective income tax rate for the three and six months ended December 31, 2025 was 20.9% and 21.4%, respectively, as compared to 17.6% and 18.2% for the three and six months ended December 31, 2024, respectively. Our effective rate of 20.9% for the three months ended December 31, 2025 differs from the statutory rate of 21.0% primarily due to foreign operations and research credits. The increase in our effective tax rate for the three and six months ended December 31, 2025 was primarily due to the impact of global minimum taxes implemented in accordance with Pillar Two and a shift in our global mix of earnings.
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
The Organization of Economic Co-operation and Development, or the OECD, and the G20 Inclusive Framework on Base Erosion and Profit Shifting, or the Inclusive Framework, has put forth two proposals—Pillar One and Pillar Two—that (i) revise the existing profit allocation and nexus rules and (ii) ensure a minimal level of taxation, respectively. Effective in our fiscal year beginning July 1, 2024, various jurisdictions in which we operate began implementing the global minimum tax prescribed under Pillar Two. Pillar Two legislation in effect as of December 31, 2025 has been incorporated into our condensed consolidated financial statements.
On January 5, 2026, the OECD issued administrative guidance regarding the Side-by-Side, or SbS, Safe Harbor under the Pillar Two global minimum tax framework, which is expected to exempt U.S. companies and their subsidiaries from certain provisions of Pillar Two beginning in fiscal year 2027. The SbS Safe Harbor does not impact us in the current fiscal year. However, we will continue to monitor regulatory developments and the implementation of the SbS Safe Harbor in the jurisdictions in which we operate.
Net Income and Earnings per Share
As a result of the factors above, our net income for the three months ended December 31, 2025 was $392.6 million compared to $344.6 million for the three months ended December 31, 2024, an increase of $48.0 million, or 14%.
Our diluted earnings per share for the three months ended December 31, 2025 was $2.68 per diluted share compared to $2.34 for the three months ended December 31, 2024, an increase of $0.34, or 15%.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
As a result of the factors above, our net income for the six months ended December 31, 2025 was $741.1 million compared to $656.0 million for the six months ended December 31, 2024, an increase of $85.2 million, or 13%.
Our diluted earnings per share for the six months ended December 31, 2025 was $5.05 per diluted share compared to $4.45 for the six months ended December 31, 2024, an increase of $0.60, or 13%.
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
These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except percentages):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
GAAP Net revenue	$1,422,808	$1,282,089	$2,758,390	$2,506,598

GAAP Cost of sales	$544,084	$530,814	$1,058,847	$1,038,104
Less: Amortization of acquired intangibles	(7,808)	(7,634)	(15,630)	(15,304)
Non-GAAP cost of sales	$536,276	$523,180	$1,043,217	$1,022,800

GAAP gross profit	$878,724	$751,275	$1,699,543	$1,468,494
GAAP gross margin	61.8%	58.6%	61.6%	58.6%
Non-GAAP gross profit	$886,532	$758,909	$1,715,173	$1,483,798
Non-GAAP gross margin	62.3%	59.2%	62.2%	59.2%
The measure “non-GAAP income from operations” is equal to GAAP income from operations once adjusted for amortization of acquired intangibles and restructuring expenses. Non-GAAP income from operations is reconciled with GAAP income from operations below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
GAAP income from operations	$491,660	$417,243	$938,195	$804,554
Amortization of acquired intangibles - cost of sales	7,808	7,634	15,630	15,304
Amortization of acquired intangibles - operating expenses	11,764	11,047	23,721	22,451
Restructuring expenses	5,935	—	21,745	—
Non-GAAP income from operations	$517,167	$435,924	$999,291	$842,309
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
GAAP net income	$392,593	$344,622	$741,129	$655,977
Amortization of acquired intangibles - cost of sales	7,808	7,634	15,630	15,304
Amortization of acquired intangibles - operating expenses	11,764	11,047	23,721	22,451
Restructuring expenses	5,935	—	21,745	—
Income tax effect on non-GAAP adjustments	(6,627)	(4,962)	(15,875)	(10,033)
Non-GAAP net income	$411,473	$358,341	$786,350	$683,699
Diluted shares outstanding	146,372	147,481	146,633	147,520
GAAP diluted earnings per share	$2.68	$2.34	$5.05	$4.45
Non-GAAP diluted earnings per share	$2.81	$2.43	$5.36	$4.63
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
As of December 31, 2025 and June 30, 2025, we had cash and cash equivalents of $1,417.1 million and $1,209.5 million, respectively. Our cash and cash equivalents held within the U.S. at December 31, 2025 and June 30, 2025 were $794.5 million and $555.0 million, respectively. Our remaining cash and cash equivalent balances at December 31, 2025 and June 30, 2025, were $622.6 million and $654.5 million, respectively. Our cash and cash equivalent balances are held at highly rated financial institutions.
As of December 31, 2025, we had $1,500.0 million available for draw down under the revolving credit facility and a combined total of $2,917.1 million in cash and available liquidity under the revolving credit facility.
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
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Syndicated Facility Agreement, or the Term Credit Agreement. The Term Credit Agreement, among other things, provides ResMed Pty Limited a senior unsecured term credit facility of $200.0 million. The Revolving Credit Agreement and Term Credit Agreement each terminate on June 29, 2027, when all unpaid principal and interest under the loans must be repaid. As of December 31, 2025, we had $1,500.0 million available for draw down under the revolving credit facility.
On July 10, 2019, we entered into a Note Purchase Agreement with the purchasers to that agreement, in connection with the issuance and sale of $250.0 million principal amount of our 3.24% senior notes due July 10, 2026, and $250.0 million principal amount of our 3.45% senior notes due July 10, 2029, or Senior Notes.
On December 31, 2025, there was a total of $665.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes and we were in compliance with our debt covenants. We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and debt facilities.
Cash Flow Summary
The following table summarizes our cash flow activity (in thousands):

	Six Months Ended December 31,
	2025	2024
Net cash provided by (used in) operating activities	$797,066	$634,161
Net cash provided by (used in) investing activities	(103,520)	(34,546)
Net cash provided by (used in) financing activities	(488,623)	(298,295)
Effect of exchange rate changes on cash	2,696	(17,737)
Net increase (decrease) in cash and cash equivalents	$207,619	$283,583
Operating Activities
Cash provided by operating activities was $797.1 million for the six months ended December 31, 2025, compared to cash provided of $634.2 million for the six months ended December 31, 2024. The $162.9 million increase in cash flow from operations was primarily due to increased net income and improvements in working capital during the six months ended December 31, 2025 compared to the six months ended December 31, 2024.
Investing Activities
Cash used in investing activities was $103.5 million for the six months ended December 31, 2025, compared to cash used of $34.5 million for the six months ended December 31, 2024. The $69.0 million increase in cash flow used in investing activities was primarily due to increased purchases of property, plant and equipment during the six months ended December 31, 2025 in addition to net payments from maturity of foreign currency contracts during the six months ended December 31, 2025 compared to net proceeds from maturity of foreign currency contracts during the six months ended December 31, 2024.
Financing Activities
Cash used in financing activities was $488.6 million for the six months ended December 31, 2025, compared to cash used of $298.3 million for the six months ended December 31, 2024. We repurchased $325.0 million of treasury stock during the six months ended December 31, 2025 compared to repurchases of $125.0 million during the six months ended December 31, 2024. Cash outflows for treasury stock repurchases were partially offset by repayments of $5.0 million under our Revolving Credit Agreement for the six months ended December 31, 2025, compared to repayments of $35.0 million for the six months ended December 31, 2024.
Dividends
During the three months ended December 31, 2025, we paid cash dividends of $0.60 per common share totaling $87.6 million. On January 29, 2026, our board of directors declared a cash dividend of $0.60 per common share, to be paid on March 19, 2026, to shareholders of record as of the close of business on February 12, 2026. Future dividends are subject to approval by our board of directors.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Common Stock
On February 21, 2014, our board of directors approved our current share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of our common stock. Since approval of the share repurchase program in 2014 through December 31, 2025, we have repurchased a total of 10.4 million shares under this repurchase program for an aggregate of $1.2 billion. During the six months ended December 31, 2025, we repurchased 1,226,914 shares at a cost of $325.0 million. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares of common stock outstanding used in calculating earnings (loss) per share. The share repurchase program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. At December 31, 2025, 9.6 million additional shares remain available for us to repurchase under the approved share repurchase program.
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
Details of our purchase obligations as of December 31, 2025 were as follows (in thousands):

		Payments Due by December 31,
	Total	2026	2027	2028	2029	2030	Thereafter
Purchase obligations	$861,220	$839,525	$11,488	$4,915	$3,541	$562	$1,189
Off-Balance Sheet Arrangements
As of December 31, 2025, we are not involved in any significant off-balance sheet arrangements, as described in Instruction 8 to Item 303(b) of Regulation S-K promulgated by the SEC.

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
The notional value of outstanding foreign cross-currency swaps was $1,124.9 million and $1,128.3 million at December 31, 2025 and June 30, 2025, respectively. These contracts mature at various dates prior to December 31, 2029.
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
The notional value of the outstanding non-designated hedges was $1,794.0 million and $1,410.2 million at December 31, 2025 and June 30, 2025, respectively. These contracts mature at various dates prior to September 15, 2026.

PART I – FINANCIAL INFORMATION	Item 3
RESMED INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk
Fair Values of Derivative Instruments
The table below provides information (in U.S. dollars) on our foreign currency denominated operating assets and liabilities and after considering our foreign currency hedging activities as of December 31, 2025 (in thousands):

	U.S. Dollar (USD)	Euro (EUR)	Canadian Dollar (CAD)	Chinese Yuan (CNY)
AUD Functional:
Net Assets/(Liabilities)	480,335	(221,214)	(17)	47,915
Foreign Currency Hedges	(475,000)	187,750	—	(28,583)
Net Total	5,335	(33,464)	(17)	19,332
USD Functional:
Net Assets/(Liabilities)	—	332,399	32,914	—
Foreign Currency Hedges	—	(328,562)	(36,457)	—
Net Total	—	3,837	(3,543)	—
SGD Functional:
Net Assets/(Liabilities)	741,692	284,374	—	3,159
Foreign Currency Hedges	(720,000)	(240,554)	—	—
Net Total	21,692	43,820	—	3,159

PART I – FINANCIAL INFORMATION	Item 3
RESMED INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk
The table below provides information about our material foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars, forward contracts and cross-currency swaps held at December 31, 2025. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

		Fair Value Assets / (Liabilities)
	Total	December 31, 2025	June 30, 2025
AUD/USD
Contract amount	475,000	4,700	2,969
Ave. contractual exchange rate	AUD 1 = USD 0.6606
AUD/EUR
Contract amount	240,554	(888)	(1,203)
Ave. contractual exchange rate	AUD 1 = EUR 0.5749
SGD/EUR
Contract amount	293,359	591	(1,426)
Ave. contractual exchange rate	SGD 1 = EUR 0.6598
SGD/USD
Contract amount	720,000	1,114	3,031
Ave. contractual exchange rate	SGD 1 = USD 0.7772
AUD/CNY
Contract amount	28,583	38	374
Ave. contractual exchange rate	AUD 1 = CNY 4.6405
USD/EUR
Contract amount	1,124,851	(126,623)	(128,631)
Ave. contractual exchange rate	USD 1 = EUR 0.9610
USD/CAD
Contract amount	36,457	624	370
Ave. contractual exchange rate	CAD 1 = USD 0.7416
Interest Rate Risk
We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At December 31, 2025, we held cash and cash equivalents of $1,417.1 million, principally comprised of bank term deposits and at-call accounts, and are invested at both short-term fixed interest rates and variable interest rates. At December 31, 2025, there was $165.0 million outstanding under the Revolving Credit Agreement and Term Credit Agreement, which are subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended December 31, 2025, would not have had a material impact on pretax income. We have no interest rate hedging agreements.
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
As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
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
Item 1A    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, or the Annual Report, which was filed with the SEC and describe various material risks and uncertainties to which we are or may become subject. As of December 31, 2025, there have been no material changes to such risk factors.
Item 2    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Purchases of equity securities. The following table summarizes our purchases of common stock for the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (USD)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1 - 31, 2025	—	$—	44,448,959	10,267,054
November 1 - 30, 2025	604,327	248.42	45,053,286	9,662,727
December 1 - 31, 2025	99,375	251.57	45,152,661	9,563,352
Total	703,702	$248.86	45,152,661	9,563,352
On February 21, 2014, our board of directors approved our current share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of our common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant and subject to applicable legal requirements. The share repurchase program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. All share repurchases after February 21, 2014 have been executed under this program. Since approval of the share repurchase program in 2014 through December 31, 2025, we have repurchased a total of 10.4 million shares under this repurchase program for an aggregate of $1.2 billion.
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

PART II – OTHER INFORMATION	Item 1-6
RESMED INC. AND SUBSIDIARIES
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
During the quarterly period ended December 31, 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (each term as defined in Item 408 of Regulation S-K).

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

10.1*	The ResMed Inc. 2009 Incentive Award Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 of the Registrant’s Report on Form 8-K filed on November 20, 2025)
10.2*	The ResMed Inc. 2018 Employee Stock Purchase Plan, as amended and restated (Incorporated by reference to Exhibit 10.2 of the Registrant’s Report on Form 8-K filed on November 20, 2025)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, filed on January 29, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

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
January 29, 2026

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief Executive Officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief Financial Officer
(Principal Financial Officer)