Form 10-Q
period 2026-03-31
RESMED INC
filed 2026-05-01
CIK 943819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At April 27, 2026 there were 145,056,384 shares of Common Stock ($0.004 par value) outstanding. This number excludes 45,826,079 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1
Item 1. Financial Statements
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In US$ and in thousands, except share and per share data)

	March 31, 2026	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$1,660,513	$1,209,450
Accounts receivable, net of allowances of $29,474 and $22,424 at March 31, 2026 and June 30, 2025, respectively	998,837	939,492
Inventories (note 3)	911,876	927,711
Prepaid expenses and other current assets (note 3)	492,836	428,952
Total current assets	4,064,062	3,505,605
Non-current assets:
Property, plant and equipment, net (note 3)	566,972	550,790
Operating lease right-of-use assets	161,602	167,497
Goodwill (note 4)	3,043,136	3,046,680
Other intangible assets, net (note 3)	425,185	464,861
Deferred income taxes	312,594	253,119
Prepaid taxes and other non-current assets	210,734	185,839
Total non-current assets	4,720,223	4,668,786
Total assets	$8,784,285	$8,174,391
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$273,301	$278,157
Accrued expenses	446,149	402,253
Operating lease liabilities, current	29,233	30,506
Deferred revenue	179,277	166,030
Income taxes payable	163,322	132,274
Short-term debt, net (note 7)	259,928	9,900
Total current liabilities	1,351,210	1,019,120
Non-current liabilities:
Deferred revenue	163,148	156,803
Deferred income taxes	77,929	77,682
Operating lease liabilities, non-current	149,840	153,015
Other long-term liabilities	146,079	141,520
Long-term debt, net (note 7)	404,168	658,392
Total non-current liabilities	941,164	1,187,412
Total liabilities	2,292,374	2,206,532
Commitments and contingencies (note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $0.004 par value, 350,000,000 shares authorized; 190,866,303 issued and 145,040,224 outstanding at March 31, 2026 and 190,311,097 issued and 146,385,350 outstanding at June 30, 2025	763	761
Additional paid-in capital	2,134,231	2,033,599
Retained earnings	6,958,779	6,081,490
Treasury stock, at cost, 45,826,079 shares at March 31, 2026 and 43,925,747 shares at June 30, 2025	(2,576,957)	(2,073,292)
Accumulated other comprehensive loss	(24,905)	(74,699)
Total stockholders’ equity	6,491,911	5,967,859
Total liabilities and stockholders’ equity	$8,784,285	$8,174,391
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In US$ and in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net revenue - Sleep and Breathing Health products	$1,260,516	$1,130,575	$3,685,900	$3,323,905
Net revenue - Residential Care Software	170,890	161,161	503,896	474,429
Net revenue	1,431,406	1,291,736	4,189,796	3,798,334

Cost of sales - Sleep and Breathing Health products	481,722	469,536	1,422,633	1,394,157
Cost of sales - Residential Care Software	50,855	48,347	153,163	146,527
Cost of sales (exclusive of amortization shown separately below)	532,577	517,883	1,575,796	1,540,684

Amortization of acquired intangible assets - Sleep and Breathing Health products	1,421	1,182	4,256	3,622
Amortization of acquired intangible assets - Residential Care Software	6,429	6,262	19,224	19,126
Amortization of acquired intangible assets	7,850	7,444	23,480	22,748
Total cost of sales	540,427	525,327	1,599,276	1,563,432
Gross profit	890,979	766,409	2,590,520	2,234,902

Selling, general, and administrative	285,655	245,302	823,245	725,894
Research and development	94,267	83,944	272,560	244,840
Amortization of acquired intangible assets	11,247	10,895	34,967	33,345
Restructuring expenses (note 11)	—	—	21,745	—
Total operating expenses	391,169	340,141	1,152,517	1,004,079
Income from operations	499,810	426,268	1,438,003	1,230,823
Other income (loss), net:
Interest (expense) income, net	12,287	793	29,029	(1,643)
Gain (loss) attributable to equity method investments (note 5)	1,718	335	4,722	2,375
Gain (loss) on equity investments (note 5)	(10,130)	(5,647)	(16,014)	(7,765)
Other, net	(1,373)	(4,056)	(10,488)	(4,277)
Total other income (loss), net	2,502	(8,575)	7,249	(11,310)
Income before income taxes	502,312	417,693	1,445,252	1,219,513
Income taxes	103,580	52,652	305,391	198,495
Net income	$398,732	$365,041	$1,139,861	$1,021,018
Basic earnings per share (note 8)	$2.74	$2.49	$7.82	$6.96
Diluted earnings per share (note 8)	$2.74	$2.48	$7.79	$6.93
Dividend declared per share	$0.60	$0.53	$1.80	$1.59
Basic shares outstanding (000's)	145,340	146,719	145,794	146,797
Diluted shares outstanding (000's)	145,723	147,220	146,369	147,432
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In US$ and in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net income	$398,732	$365,041	$1,139,861	$1,021,018
Other comprehensive income, net of taxes:
Unrealized gains (losses) on designated hedging instruments	(10,403)	(23,708)	(8,492)	(1,834)
Foreign currency translation gain (loss) adjustments	15,361	71,742	58,286	2,507
Comprehensive income	$403,690	$413,075	$1,189,655	$1,021,691
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In US$ and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2025	190,311	$761	$2,033,599	(43,926)	$(2,073,292)	$6,081,490	$(74,699)	$5,967,859
Common stock issued on exercise of options	69	1	8,204	—	—	—	—	8,205
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	10	—	(719)	—	—	—	—	(719)
Treasury stock purchases	—	—	—	(523)	(150,010)	—	—	(150,010)
Stock-based compensation costs	—	—	21,160	—	—	—	—	21,160
Other comprehensive income (loss)	—	—	—	—	—	—	13,983	13,983
Net income	—	—	—	—	—	348,536	—	348,536
Dividends declared ($0.60 per common share)	—	—	—	—	—	(87,750)	—	(87,750)
Balance, September 30, 2025	190,390	$762	$2,062,244	(44,449)	$(2,223,302)	$6,342,276	$(60,716)	$6,121,264
Common stock issued on exercise of options	55	—	9,498	—	—	—	—	9,498
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	257	1	(20,309)	—	—	—	—	(20,308)
Common stock issued on employee stock purchase plan	112	—	22,621	—	—	—	—	22,621
Treasury stock purchases	—	—	—	(704)	(176,996)	—	—	(176,996)
Stock-based compensation costs	—	—	28,938	—	—	—	—	28,938
Other comprehensive income (loss)	—	—	—	—	—	—	30,853	30,853
Net income	—	—	—	—	—	392,593	—	392,593
Dividends declared ($0.60 per common share)	—	—	—	—	—	(87,584)	—	(87,584)
Balance, December 31, 2025	190,814	$763	$2,102,992	(45,153)	$(2,400,298)	$6,647,285	$(29,863)	$6,320,879
Common stock issued on exercise of options	48	—	4,865	—	—	—	—	4,865
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	4	—	(418)	—	—	—	—	(418)
Stock-based compensation costs	—	—	26,792	—	—	—	—	26,792
Treasury stock purchases	—	—	—	(673)	(176,659)	—	—	(176,659)
Other comprehensive income (loss)	—	—	—	—	—	—	4,958	4,958
Net income	—	—	—	—	—	398,732	—	398,732
Dividends declared ($0.60 per common share)	—	—	—	—	—	(87,238)	—	(87,238)
Balance, March 31, 2026	190,866	$763	$2,134,231	(45,826)	$(2,576,957)	$6,958,779	$(24,905)	$6,491,911
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In US$ and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2024	189,565	$588	$1,896,604	(42,664)	$(1,773,267)	$4,991,647	$(251,529)	$4,864,043
Adjustment to common stock	—	170	(170)	—	—	—	—	—
Common stock issued on exercise of options	92	—	8,383	—	—	—	—	8,383
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	5	—	(389)	—	—	—	—	(389)
Treasury stock purchases	—	—	—	(222)	(50,005)	—	—	(50,005)
Stock-based compensation costs	—	—	20,156	—	—	—	—	20,156
Other comprehensive income (loss)	—	—	—	—	—	—	119,374	119,374
Net income	—	—	—	—	—	311,355	—	311,355
Dividends declared ($0.53 per common share)	—	—	—	—	—	(77,891)	—	(77,891)
Balance, September 30, 2024	189,662	$758	$1,924,584	(42,886)	$(1,823,272)	$5,225,111	$(132,155)	$5,195,026
Common stock issued on exercise of options	63	—	6,904	—	—	—	—	6,904
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	215	2	(16,736)	—	—	—	—	(16,734)
Common stock issued on employee stock purchase plan	109	—	19,973	—	—	—	—	19,973
Treasury stock purchases	—	—	—	(307)	(74,986)	—	—	(74,986)
Stock-based compensation costs	—	—	22,634	—	—	—	—	22,634
Other comprehensive income (loss)	—	—	—	—	—	—	(166,735)	(166,735)
Net income	—	—	—	—	—	344,622	—	344,622
Dividends declared ($0.53 per common share)	—	—	—	—	—	(77,695)	—	(77,695)
Balance, December 31, 2024	190,049	$760	$1,957,359	(43,193)	$(1,898,258)	$5,492,038	$(298,890)	$5,253,009
Common stock issued on exercise of options	74	1	9,022	—	—	—	—	9,023
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	3	—	(364)	—	—	—	—	(364)
Treasury stock purchases	—	—	—	(314)	(75,026)	—	—	(75,026)
Stock-based compensation costs	—	—	24,120	—	—	—	—	24,120
Other comprehensive income (loss)	—	—	—	—	—	—	48,034	48,034
Net income	—	—	—	—	—	365,041	—	365,041
Dividends declared ($0.53 per common share)	—	—	—	—	—	(77,704)	—	(77,704)
Balance, March 31, 2025	190,126	$761	$1,990,137	(43,507)	$(1,973,284)	$5,779,375	$(250,856)	$5,546,133
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In US$ and in thousands)

	Nine Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$1,139,861	$1,021,018
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,564	134,845
Amortization of right-of-use assets	32,467	26,678
Stock-based compensation costs	76,890	66,910
(Gain) loss attributable to equity method investments (note 5)	(4,722)	(2,375)
(Gain) loss on equity investments (note 5)	16,014	7,765
Changes in operating assets and liabilities:
Accounts receivable	(59,569)	(71,469)
Inventories	23,946	(48,032)
Prepaid expenses, net deferred income taxes and other current assets	(152,410)	35,612
Accounts payable, accrued expenses, income taxes payable and other	122,157	41,870
Net cash provided by (used in) operating activities	1,351,198	1,212,822
Cash flows from investing activities:
Purchases of property, plant and equipment	(105,158)	(59,280)
Patent registration and acquisition costs	(13,286)	(7,584)
Purchases of intangible assets	(1,479)	—
Business acquisitions, net of cash acquired	(25,405)	(670)
Purchases of investments (note 5)	(26,536)	(4,403)
Proceeds from exits of investments (note 5)	2,752	4,378
Proceeds (payments) on maturity of foreign currency contracts	7,564	1,227
Net cash provided by (used in) investing activities	(161,548)	(66,332)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	45,189	44,283
Taxes paid related to net share settlement of equity awards	(21,445)	(17,487)
Purchases of treasury stock	(500,037)	(200,017)
Payments of business combination contingent consideration	—	(855)
Repayment of borrowings	(5,000)	(35,000)
Dividends paid	(262,572)	(233,290)
Net cash provided by (used in) financing activities	(743,865)	(442,366)
Effect of exchange rate changes on cash	5,278	(9,774)
Net increase (decrease) in cash and cash equivalents	451,063	694,350
Cash and cash equivalents at beginning of period	1,209,450	238,361
Cash and cash equivalents at end of period	$1,660,513	$932,711
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$281,092	$197,835
Interest paid	$19,999	$21,503
Fair value of assets acquired, excluding cash	$14,809	$—
Liabilities assumed	(5,462)	—
Goodwill on acquisition	20,259	—
Deferred payments	(1,030)	—
Fair value of contingent consideration	(3,171)	1,525
Cash paid for acquisitions	$25,405	$1,525
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
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
The condensed consolidated financial statements for the three and nine months ended March 31, 2026 and March 31, 2025 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, or Form 10-K, for the year ended June 30, 2025.
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
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Disaggregation of revenue
The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
U.S., Canada and Latin America
Devices	$447,501	$422,660	$1,308,986	$1,221,643
Masks and other	371,171	326,656	1,119,471	983,929
Total U.S., Canada and Latin America	$818,672	$749,316	$2,428,457	$2,205,572
Combined Europe, Asia and other markets
Devices	$288,246	$253,543	$833,285	$749,646
Masks and other	153,598	127,716	424,158	368,687
Total Combined Europe, Asia and other markets	$441,844	$381,259	$1,257,443	$1,118,333
Global revenue
Total Devices	$735,747	$676,203	$2,142,271	$1,971,289
Total Masks and other	524,769	454,372	1,543,629	1,352,616
Total Sleep and Breathing Health	$1,260,516	$1,130,575	$3,685,900	$3,323,905

Residential Care Software	170,890	161,161	503,896	474,429
Total	$1,431,406	$1,291,736	$4,189,796	$3,798,334
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
The following table summarizes our contract balances (in thousands):

	March 31, 2026	June 30, 2025	Balance sheet caption
Contract assets
Accounts receivable, net	$998,837	$939,492	Accounts receivable, net
Unbilled receivables, current	$47,106	$51,175	Prepaid expenses and other current assets
Unbilled receivables, non-current	$14,228	$14,581	Prepaid taxes and other non-current assets

Contract liabilities
Deferred revenue, current	$(179,277)	$(166,030)	Deferred revenue (current liabilities)
Deferred revenue, non-current	$(163,148)	$(156,803)	Deferred revenue (non-current liabilities)
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
Lease Revenue
We lease Sleep and Breathing Health medical devices to customers primarily as a means to comply with local health insurer requirements in certain foreign geographies. Device rental contracts are classified as operating leases, and contract terms vary by customer and include options to terminate or extend the contract. When lease contracts also include the sale of masks and accessories, we allocate contract consideration to those items on a relative standalone price basis and recognize revenue when control transfers to the customer. Operating lease revenue was $26.0 million and $77.1 million for the three and nine months ended March 31, 2026, respectively, and $24.2 million and $72.8 million for the three and nine months ended March 31, 2025, respectively.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Cash and Cash Equivalents
Our cash and cash equivalents balance at March 31, 2026 and June 30, 2025 includes $668.2 million and $302.7 million, respectively, in institutional money market accounts held at highly rated institutions that require advance notice of up to 90 days for redemption, in accordance with the terms of the investment agreements.
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
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption, as well as a qualitative description of amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 also requires disclosure of the total amount of selling expenses and, in annual periods, an entity's definition of selling expenses. This ASU is applicable to our Annual Report on Form 10-K for the fiscal year ending June 30, 2028, and subsequent interim periods. Early adoption is permitted and the amendments may be either applied prospectively to financial statements issued for reporting periods after the effective date of the amendment or retrospectively to all prior periods presented. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.
ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which updates income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid. This ASU is applicable to our Annual Report on Form 10-K for the fiscal year ending June 30, 2026. While the ASU implements further income tax disclosure requirements, it does not change how an entity determines its income tax provision and it will have no impact on our consolidated ﬁnancial position, results of operations, or cash ﬂow.
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
Certain items are maintained at the corporate level and are not allocated to the segments. The non-allocated items include corporate headquarters costs, stock-based compensation, amortization expense from acquired intangibles, restructuring expenses, acquisition and portfolio review related expenses, net interest expense (income), gains and losses attributable to equity method investments, gains and losses on equity investments, and other, net. We neither discretely allocate assets to our operating segments, nor does our Chief Operating Decision Maker evaluate the operating segments using discrete asset information.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The table below presents a reconciliation of net revenues and net operating profit by reportable segments (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net revenue by segment
Sleep and Breathing Health	$1,260,516	$1,130,575	$3,685,900	$3,323,905
Residential Care Software	170,890	161,161	503,896	474,429
Total	$1,431,406	$1,291,736	$4,189,796	$3,798,334

Significant segment expenses
Cost of sales
Sleep and Breathing Health	$479,193	$466,980	$1,414,630	$1,384,402
Residential Care Software	50,855	48,347	153,163	146,527
Total	$530,048	$515,327	$1,567,793	$1,530,929

Selling, general, and administrative
Sleep and Breathing Health	$149,513	$121,564	$431,987	$349,807
Residential Care Software(1)	35,557	34,720	111,440	105,003
Total	$185,070	$156,284	$543,427	$454,810

Research and development
Sleep and Breathing Health	$56,405	$47,235	$161,403	$145,204
Residential Care Software	26,234	24,915	76,985	73,217
Total	$82,639	$72,150	$238,388	$218,421

Net operating profit by segment
Sleep and Breathing Health	$575,406	$494,796	$1,677,880	$1,444,492
Residential Care Software	58,243	53,179	162,308	149,682
Total	$633,649	$547,975	$1,840,188	$1,594,174

Reconciling items
Corporate costs	$108,884	$103,368	$316,135	$307,258
Amortization of acquired intangible assets	19,097	18,339	58,447	56,093
Restructuring expenses	—	—	21,745	—
Acquisition and portfolio review related expenses	5,858	—	5,858	—
Interest (income) expense, net	(12,287)	(793)	(29,029)	1,643
(Gain) Loss attributable to equity method investments	(1,718)	(335)	(4,722)	(2,375)
Loss on equity investments	10,130	5,647	16,014	7,765
Other, net	1,373	4,056	10,488	4,277
Income before income taxes	$502,312	$417,693	$1,445,252	$1,219,513

Depreciation and amortization by segment
Sleep and Breathing Health	$36,862	$22,818	$89,207	$71,087
Residential Care Software	2,752	2,251	8,102	6,859
Amortization of acquired intangible assets and corporate assets	19,367	18,606	59,255	56,899
Total	$58,981	$43,675	$156,564	$134,845
(1)     During the nine months ended March 31, 2026, we recorded $2.7 million of operating lease right-of-use asset impairments within our Residential Care Software segment. The impairments related to a lease for office space and was recorded within selling, general, and administrative expenses.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(3)    Supplemental Balance Sheet Information
Components of selected captions in the condensed consolidated balance sheets consisted of the following (in thousands):

Inventories	March 31, 2026	June 30, 2025
Raw materials	$350,913	$367,284
Work in progress	1,989	2,550
Finished goods	558,974	557,877
Total inventories	$911,876	$927,711

Prepaid expenses and other current assets	March 31, 2026	June 30, 2025
Prepaid taxes	$229,707	$165,034
Prepaid inventories	25,119	48,245
Unbilled receivables	47,106	51,175
Other prepaid expenses and current assets	190,904	164,498
Total prepaid expenses and other current assets	$492,836	$428,952

Property, Plant and Equipment	March 31, 2026	June 30, 2025
Property, plant and equipment, at cost	$1,346,226	$1,256,098
Accumulated depreciation and amortization	(779,254)	(705,308)
Property, plant and equipment, net	$566,972	$550,790

Other Intangible Assets	March 31, 2026	June 30, 2025
Developed/core product technology	$396,136	$396,242
Accumulated amortization	(337,604)	(315,032)
Developed/core product technology, net	58,532	81,210
Customer relationships	484,676	475,541
Accumulated amortization	(215,495)	(189,050)
Customer relationships, net	269,181	286,491
Other intangibles	283,469	267,499
Accumulated amortization	(185,997)	(170,339)
Other intangibles, net	97,472	97,160
Total other intangibles, net	$425,185	$464,861
Intangible assets consist of developed/core product technology, trade names, non-compete agreements, customer relationships, and patents, which we amortize over the estimated useful life of the assets, generally between two years to fifteen years. There are no expected residual values related to these intangible assets.
(4)    Goodwill
A reconciliation of changes in our goodwill by reportable segment is as follows (in thousands):

	Nine Months Ended March 31, 2026
	Sleep and Breathing Health	Residential Care Software	Total
Balance at the beginning of the period	$883,578	$2,163,102	$3,046,680
Business acquisitions	18,939	—	18,939
Adjustment to fair values of preliminary purchase price allocations	1,320	—	1,320
Foreign currency translation adjustments	(5,012)	(18,791)	(23,803)
Balance at the end of the period	$898,825	$2,144,311	$3,043,136

PART I – FINANCIAL INFORMATION	Item 1
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
Equity investments by measurement category were as follows (in thousands):

Measurement category	March 31, 2026	June 30, 2025
Fair value	$5,475	$13,080
Measurement alternative	78,472	63,642
Equity method	79,792	76,178
Total	$163,739	$152,900

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following tables show a reconciliation of the changes in our equity investments (in thousands):

	Nine Months Ended March 31, 2026
	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$63,642	$13,080	$76,178	$152,900
Additions to investments	25,017	1,000	519	26,536
Proceeds from exits of investments	(2,752)	—	—	(2,752)
Impairment of investments	(7,409)	—	—	(7,409)
Unrealized gains (losses) on marketable equity securities	—	(8,605)	—	(8,605)
Gain attributable to equity method investments	—	—	4,722	4,722
Foreign currency translation adjustments	(26)	—	(1,627)	(1,653)
Carrying value at the end of the period	$78,472	$5,475	$79,792	$163,739

	Nine Months Ended March 31, 2025
	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$73,739	$12,026	$65,462	$151,227
Additions to investments	3,878	—	525	4,403
Realized gains on marketable and non-marketable equity securities	389	—	—	389
Proceeds from exits of investments	(4,378)	—	—	(4,378)
Impairment of investments	(8,259)	—	—	(8,259)
Unrealized gains (losses) on marketable equity securities	—	105	—	105
Gain attributable to equity method investments	—	—	2,375	2,375
Foreign currency translation adjustments	9	—	534	543
Carrying value at the end of the period	$65,378	$12,131	$68,896	$146,405
Net unrealized losses recognized for equity investments in non-marketable and marketable securities held as of March 31, 2026 for the three and nine months ended March 31, 2026 were $10.1 million and $16.0 million, respectively. Net unrealized losses recognized for equity investments in non-marketable and marketable securities held as of March 31, 2025 for the three and nine months ended March 31, 2025 were $5.6 million and $8.2 million, respectively.
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
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(7)    Debt
Debt consisted of the following (in thousands):

	March 31, 2026	June 30, 2025
Short-term debt	$260,000	$10,000
Deferred borrowing costs	(72)	(100)
Short-term debt, net	$259,928	$9,900

Long-term debt	$405,000	$660,000
Deferred borrowing costs	(832)	(1,608)
Long-term debt, net	$404,168	$658,392
Total debt	$664,096	$668,292
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
The Revolving Credit Agreement and Term Credit Agreement each terminate on June 29, 2027, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $5.0 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to the Adjusted Term SOFR (as defined in the Revolving Credit Agreement) plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). At March 31, 2026, the interest rate that was being charged on the outstanding principal amounts was 4.5%. An applicable commitment fee of 0.075% to 0.150% (depending on the then-applicable leverage ratio)

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
applies on the unused portion of the revolving credit facility. As of March 31, 2026, we had $1,500.0 million available for draw down under the revolving credit facility.
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As the Revolving Credit and Term Credit Agreements’ interest rate is calculated as Adjusted Term SOFR plus the spreads described above, its carrying amount is equivalent to its fair value as at March 31, 2026 and June 30, 2025, which was $165.0 million and $170.0 million, respectively.
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
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As of March 31, 2026 and June 30, 2025, the Senior Notes had a carrying amount of $500.0 million, excluding deferred borrowing costs, and an estimated fair value of $485.7 million and $479.5 million, respectively. Quoted market prices in active markets for similar liabilities based inputs (Level 2) were used to estimate fair value.
At March 31, 2026, we were in compliance with our debt covenants and there was $665.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes.
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
The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 109,065 and 141,360 for the three months ended March 31, 2026 and 2025, respectively, and 91,263 and 163,746 for the nine months ended March 31, 2026 and 2025, respectively, as the effect would have been anti-dilutive.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Basic and diluted earnings per share are calculated as follows (in thousands except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Numerator:
Net income	$398,732	$365,041	$1,139,861	$1,021,018
Denominator:
Basic weighted-average common shares outstanding	145,340	146,719	145,794	146,797
Effect of dilutive securities:
Stock options and restricted stock units	383	501	575	635
Diluted weighted average shares	145,723	147,220	146,369	147,432
Basic earnings per share	$2.74	$2.49	$7.82	$6.96
Diluted earnings per share	$2.74	$2.48	$7.79	$6.93
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
On October 9, 2025, Fractus, S.A., or Fractus, filed suit for patent infringement against ResMed Corp. and ResMed Inc. in the United States District Court for the Southern District of California, case no. 3:25-cv-02680. Fractus asserts that Resmed’s AirSense 10, AirSense 11, AirCurve 10 and AirCurve 11, as well as the Resmed Connectivity Module used on its Astral and Stellar Ventilators, infringe one or more of five Fractus patents relating to antenna technology, including U.S. Patent Nos. 8,362,960; 8,456,365; 8,593,349; 8,674,887; and 11,031,677. The complaint seeks monetary damages, a permanent injunction, and attorneys’ fees. On December 3, 2025, the Patent Office instituted Inter Partes Review proceedings against U.S. Patent No. 11,031,677 based on a petition filed by another defendant. On January 2, 2026, we filed a petition and motion to join the instituted Inter Partes Review proceeding. In January 2026, we also filed a partial motion to dismiss in the litigation. The motion to dismiss remains pending before the court.
On November 5, 2025, Cleveland Medical filed suit for patent infringement against Resmed Inc. in the United States District Court for the District of Delaware, case no. 1:25-cv-1351. Cleveland Medical asserts that the ApneaLink Air device, in combination with the AirView Cloud Platform and ApneaLink software, and the Phillips Respironics’ Alice NightOne device, in combination with our subsidiary VirtuOx’s software platform Sleepifi, infringe one or more of six Cleveland Medical patents, including U.S. Patent Nos. 10,426,399; 10,925,535; 11,064,937; 10,028,698; 11,202,603; and 11,234,637. The complaint is centered on VirtuOx’s use and sales of the above-listed accused products. On January 15, 2026, we filed a motion to dismiss the action. The motion to dismiss remains pending before the court.
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
During the nine months ended March 31, 2026 and March 31, 2025, receivables sold with limited recourse were $150.4 million and $155.9 million, respectively. As of March 31, 2026, the maximum exposure on outstanding receivables sold with recourse and the associated contingent provision were $33.8 million and $0.8 million, respectively. As of June 30, 2025, the maximum exposure on outstanding receivables sold with recourse and contingent provision were $34.1 million and $0.7 million, respectively.
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
Fair Value and Net Investment Hedging
We enter into foreign cross-currency swaps as net investment hedges and fair value hedges in designated hedging relationships with either the foreign denominated net asset balances or the foreign denominated intercompany loans as the hedged items. All derivatives are recorded at fair value as either an asset or liability. Cash flows associated with derivative instruments are presented in the same category on the consolidated statements of cash flows as the hedged item.
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
The purpose of the cross-currency swaps for net investment hedges is to mitigate foreign currency risk associated with changes in spot rates on the net asset balances of our foreign functional subsidiaries. For net investment hedges that qualify and are designated for hedge accounting, the change in fair value of the derivative is recorded in cumulative translation adjustment within other comprehensive loss and reclassified into earnings when the hedged net investment is either sold or substantially liquidated. The initial fair value of components excluded from the assessment of hedge effectiveness will be recognized in interest (expense) income, net.
The notional value of outstanding foreign cross-currency swaps was $3,430.5 million and $1,128.3 million at March 31, 2026 and June 30, 2025, respectively. These contracts mature at various dates prior to January 31, 2036.
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
The notional value of the outstanding non-designated hedges was $1,318.8 million and $1,410.2 million at March 31, 2026 and June 30, 2025, respectively. These contracts mature at various dates prior to September 15, 2026.
Fair Values of Derivative Instruments
The following table presents our assets and liabilities related to derivative instruments on a gross basis within the condensed consolidated balance sheets (in thousands):

	March 31, 2026	June 30, 2025	Balance Sheet Caption
Derivative Assets
Not Designated as Hedging Instruments
Foreign currency hedging instruments	$7,394	$6,810	Prepaid taxes and other current assets
Foreign currency hedging instruments	—	—	Prepaid taxes and other non-current assets
Total derivative assets	$7,394	$6,810
Derivative Liabilities
Designated as Hedging Instruments
Foreign cross-currency swaps – Fair Value Hedge	$31,672	$38,533	Other long-term liabilities
Foreign cross-currency swaps – Net Investment Hedge	102,388	91,596	Other long-term liabilities
Not Designated as Hedging Instruments
Foreign currency hedging instruments	11,329	2,695	Accrued expenses
Foreign currency hedging instruments	—	—	Other long-term liabilities
Total derivative liabilities	$145,389	$132,824
Fair Value Hedge Gains (Losses)
We recognized the following gains (losses) on the foreign cross currency swaps designated as fair value hedges (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Gain (loss) recognized in other comprehensive income (loss)	$(339)	$(360)	$(270)	$1,727
Gain (loss) recognized on cross-currency swap in interest (expense) income, net (amount excluded from effectiveness testing)	$1,122	$1,117	$4,116	$3,319
Gain (loss) recognized on cross-currency swap in other, net	$6,116	$(12,442)	$7,132	$(2,500)
Gain (loss) recognized on intercompany debt in other, net	$(6,116)	$12,442	$(7,132)	$2,500
Net Investment Hedge Gains (Losses)
We recognized the following gains (losses) on the foreign cross currency swaps designated as net investment hedges (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Gain (loss) recognized in cumulative translation adjustment within other comprehensive income (loss)	$(13,213)	$(30,442)	$(10,792)	$(4,108)
Gain (loss) recognized from the excluded components in interest (expense) income, net	$8,483	$2,859	$16,080	$8,511
Non-designated Derivative Gains (Losses)
We recognized the following gains (losses) in the condensed consolidated statement of operations on derivatives not designated as hedging instruments (in thousands):

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Gain (loss) recognized on foreign currency hedging instruments in other, net	$13,167	$5,207	$(1,362)	$1,761
Gain (loss) recognized on other foreign-currency-denominated transactions in other, net	(14,721)	(9,329)	(9,380)	(7,907)
Total	$(1,554)	$(4,122)	$(10,742)	$(6,146)
We classified the fair values of all hedging instruments as Level 2 measurements within the fair value hierarchy.
We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. We minimize counterparty credit risk by entering into derivative transactions with major financial institutions.
(11)    Restructuring Expenses
We did not record any restructuring expenses during the three months ended March 31, 2026.
During the nine months ended March 31, 2026, we recorded $21.7 million of restructuring related charges for employee severance and one-time termination benefits associated with workforce planning activities. These costs are separately presented as restructuring expenses within our condensed consolidated statement of operations. Although the costs associated with the restructuring plan have not been allocated to our business segments' results in Note 2 - Segment Information, the restructuring plan impacted both our Sleep and Breathing Health and Residential Care Software segments. We had $1.6 million remaining in our accruals at March 31, 2026. We do not expect any remaining expense under existing one-time termination benefit arrangements to be material.
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
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following is an overview of our results of operations for the three and nine months ended March 31, 2026. Management’s discussion and analysis of financial condition and results of operations, or the MD&A, is intended to help the reader understand our results of operations and financial condition. It is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes included in this report.
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
We are committed to ongoing investment in research and development and product enhancements. During the three months ended March 31, 2026, we invested $94.3 million on research and development activities, which represents 6.6% of net revenues, with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs. For example, our newest device, AirSense 11, introduced new features such as a touch screen, algorithms for patients new to therapy, digital enhancements, and over-the-air update capabilities. Our operations include residential care software platforms designed to support the professionals and caregivers who help people stay healthy in the home or care setting of their choice. These platforms comprise our Residential Care Software business and, along with our cloud-based remote monitoring and therapy management system, and a robust product pipeline, these products should continue to provide us with a strong platform for future growth.
We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry, or Sleep and Breathing Health, and the supply of business management software as a service to out-of-hospital health providers, or Residential Care Software.
Net revenue for the three months ended March 31, 2026 was $1.4 billion, an increase of 11% compared to the three months ended March 31, 2025. Gross margin was 62.2% for the three months ended March 31, 2026 compared to 59.3% for the three months ended March 31, 2025. Diluted earnings per share was $2.74 for the three months ended March 31, 2026, compared to diluted earnings per share of $2.48 for the three months ended March 31, 2025.
At March 31, 2026, our cash and cash equivalents totaled $1.7 billion, our total assets were $8.8 billion and our stockholders’ equity was $6.5 billion.
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
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Net Revenue
Net revenue for the three months ended March 31, 2026 increased to $1,431.4 million from $1,291.7 million for the three months ended March 31, 2025, an increase of $139.7 million or 11% (an 8% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Three Months Ended March 31,		% Change	Constant Currency*
	2026	2025
U.S., Canada and Latin America
Devices	$447,501	$422,660	6%
Masks and other	371,171	326,656	14
Total U.S., Canada and Latin America	$818,672	$749,316	9%
Combined Europe, Asia and other markets
Devices	$288,246	$253,543	14%	6%
Masks and other	153,598	127,716	20	10
Total Combined Europe, Asia and other markets	$441,844	$381,259	16%	7%
Global revenue
Total Devices	$735,747	$676,203	9%	6%
Total Masks and other	524,769	454,372	15	12
Total Sleep and Breathing Health	$1,260,516	$1,130,575	11%	8%

Residential Care Software	170,890	161,161	6%	4%
Total	$1,431,406	$1,291,736	11%	8%
*Constant currency numbers exclude the impact of movements in international currencies.
Sleep and Breathing Health
Net revenue from our Sleep and Breathing Health business for the three months ended March 31, 2026 was $1,260.5 million, an increase of 11% compared to net revenue for the three months ended March 31, 2025. Movements in international currencies against the U.S. dollar positively impacted net revenue by approximately $35.2 million for the three months ended March 31, 2026. Excluding the impact of currency movements, total Sleep and Breathing Health net revenue for the three months ended March 31, 2026 increased by 8% compared to the three months ended March 31, 2025. The increase in net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales.
Net revenue from our Sleep and Breathing Health business in the U.S., Canada and Latin America for the three months ended March 31, 2026 increased to $818.7 million from $749.3 million for the three months ended March 31, 2025, an increase of $69.4 million or 9%. The increase in net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales.
Net revenue from our Sleep and Breathing Health business in combined Europe, Asia and other markets increased for the three months ended March 31, 2026 to $441.8 million from $381.3 million for the three months ended March 31, 2025, an increase of $60.6 million or 16% (a 7% increase on a constant currency basis). The constant currency increase in device and mask sales in combined Europe, Asia and other was primarily attributable to increased demand and unit sales.
Net revenue from devices for the three months ended March 31, 2026 increased to $735.7 million from $676.2 million for the three months ended March 31, 2025, an increase of $59.5 million or 9%, including an increase of 6% in the U.S., Canada and Latin America and an increase of 14% in combined Europe, Asia and other markets (a 6% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the three months ended March 31, 2026 increased by 6%.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net revenue from masks and other for the three months ended March 31, 2026 increased to $524.8 million from $454.4 million for the three months ended March 31, 2025, an increase of $70.4 million or 15%, including an increase of 14% in the U.S., Canada and Latin America and an increase of 20% in combined Europe, Asia and other markets (a 10% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales for the three months ended March 31, 2026 increased by 12%.
Residential Care Software
Net revenue from our Residential Care Software business for the three months ended March 31, 2026 increased to $170.9 million from $161.2 million for the three months ended March 31, 2025, an increase of $9.7 million or 6%. Movements in international currencies against the U.S. dollar positively impacted net revenue by approximately $4.1 million for the three months ended March 31, 2026. Excluding the impact of foreign currency movements, net revenue from our Residential Care Software business for the three months ended March 31, 2026 increased by 4% compared to the three months ended March 31, 2025. The increase was predominantly due to growth in the MEDIFOX DAN, Home and Hospice, and Home Medical Equipment, or HME, business verticals, partially offset by weaker performance in our Senior Living and Long-Term Care business vertical.
Nine Months Ended March 31, 2026 Compared to the Nine Months Ended March 31, 2025
Net Revenue
Net revenue for the nine months ended March 31, 2026 increased to $4,189.8 million from $3,798.3 million for the nine months ended March 31, 2025, an increase of $391.5 million or 10% (an 8% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Nine Months Ended March 31,		% Change	Constant Currency*
	2026	2025
U.S., Canada and Latin America
Devices	$1,308,986	$1,221,643	7%
Masks and other	1,119,471	983,929	14
Total U.S., Canada and Latin America	$2,428,457	$2,205,572	10%
Combined Europe, Asia and other markets
Devices	$833,285	$749,646	11%	6%
Masks and other	424,158	368,687	15	7
Total Combined Europe, Asia and other markets	$1,257,443	$1,118,333	12%	6%
Global revenue
Total Devices	$2,142,271	$1,971,289	9%	7%
Total Masks and other	1,543,629	1,352,616	14	12
Total Sleep and Breathing Health	$3,685,900	$3,323,905	11%	9%

Residential Care Software	503,896	474,429	6%	4%
Total	$4,189,796	$3,798,334	10%	8%
*Constant currency numbers exclude the impact of movements in international currencies.
Sleep and Breathing Health
Net revenue from our Sleep and Breathing Health business for the nine months ended March 31, 2026 was $3,685.9 million, an increase of 11% compared to net revenue for the nine months ended March 31, 2025. Movements in international currencies against the U.S. dollar positively impacted net revenue by approximately $71.2 million for the nine months ended March 31, 2026. Excluding the impact of currency movements, total Sleep and Breathing Health net revenue for the nine months ended March 31, 2026 increased by 9% compared to the nine months ended March 31, 2025. The increase in net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net revenue from our Sleep and Breathing Health business in the U.S., Canada and Latin America for the nine months ended March 31, 2026 increased to $2,428.5 million from $2,205.6 million for the nine months ended March 31, 2025, an increase of $222.9 million or 10%. The increase in net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales.
Net revenue in combined Europe, Asia and other markets increased for the nine months ended March 31, 2026 to $1,257.4 million from $1,118.3 million for the nine months ended March 31, 2025, an increase of $139.1 million or 12% (a 6% increase on a constant currency basis). The constant currency increase in device and mask sales in combined Europe, Asia and other markets was primarily attributable to increased demand and unit sales.
Net revenue from devices for the nine months ended March 31, 2026 increased to $2,142.3 million from $1,971.3 million for the nine months ended March 31, 2025, an increase of $171.0 million or 9%, including an increase of 7% in the U.S., Canada and Latin America and an increase of 11% in combined Europe, Asia and other markets (a 6% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the nine months ended March 31, 2026 increased by 7%.
Net revenue from masks and other for the nine months ended March 31, 2026 increased to $1,543.6 million from $1,352.6 million for the nine months ended March 31, 2025, an increase of $191.0 million or 14%, including an increase of 14% in the U.S., Canada and Latin America and an increase of 15% in combined Europe, Asia and other markets (a 7% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales increased by 12%, compared to the nine months ended March 31, 2025.
Residential Care Software
Net revenue from our Residential Care Software business for the nine months ended March 31, 2026 increased to $503.9 million from $474.4 million for the nine months ended March 31, 2025, an increase of $29.5 million or 6%. Movements in international currencies against the U.S. dollar positively impacted net revenue by approximately $9.1 million for the nine months ended March 31, 2026. Excluding the impact of foreign currency movements, net revenue from our Residential Care Software business for the nine months ended March 31, 2026 increased by 4% compared to the nine months ended March 31, 2025. The increase was predominantly due to continued growth in the MEDIFOX DAN vertical within our Residential Care Software business, Home and Hospice, and HME, business verticals, partially offset by weaker performance in our Senior Living and Long-Term Care business vertical.
Gross Profit and Gross Margin
Gross profit increased for the three months ended March 31, 2026 to $891.0 million from $766.4 million for the three months ended March 31, 2025, an increase of $124.6 million or 16%. Gross margin, which is gross profit as a percentage of net revenue, for the three months ended March 31, 2026 was 62.2% compared to 59.3% for the three months ended March 31, 2025.
The increase in gross margin for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was due primarily to manufacturing and logistics efficiencies and component cost improvements, as well as a small positive impact from product mix and foreign currency movements.
Gross profit increased for the nine months ended March 31, 2026 to $2,590.5 million from $2,234.9 million for the nine months ended March 31, 2025, an increase of $355.6 million or 16%. Gross margin for the nine months ended March 31, 2026 was 61.8% compared to 58.8% for the nine months ended March 31, 2025.
The increase in gross margin for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025 was due primarily to manufacturing and logistics efficiencies and component cost improvements.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operating Expenses
The following table summarizes our operating expenses (in thousands):

	Three Months Ended March 31,		Change	% Change	Constant Currency
	2026	2025
Selling, general, and administrative	$285,655	$245,302	$40,353	16%	11%
as a % of net revenue	20.0%	19.0%
Research and development	$94,267	$83,944	$10,323	12%	8%
as a % of net revenue	6.6%	6.5%
Amortization of acquired intangible assets	$11,247	$10,895	$352	3%	(2)%

	Nine Months Ended March 31,		Change	% Change	Constant Currency
	2026	2025
Selling, general, and administrative	$823,245	$725,894	$97,351	13%	10%
as a % of net revenue	19.6%	19.1%
Research and development	$272,560	$244,840	$27,720	11%	9%
as a % of net revenue	6.5%	6.4%
Amortization of acquired intangible assets	$34,967	$33,345	$1,622	5%	1%
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased for the three months ended March 31, 2026 to $285.7 million from $245.3 million for the three months ended March 31, 2025, an increase of $40.4 million or 16%. Selling, general, and administrative expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $13.0 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general, and administrative expenses for the three months ended March 31, 2026 increased by 11% compared to the three months ended March 31, 2025. As a percentage of net revenue, selling, general, and administrative expenses were 20.0% for the three months ended March 31, 2026, compared to 19.0% for the three months ended March 31, 2025.
The constant currency increase in selling, general, and administrative expenses during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to employee-related costs, additional expenses associated with our VirtuOx acquisition during the three months ended June 30, 2025 and marketing and technology investments. Additionally, during the three months ended March 31, 2026, we recorded $5.9 million of acquisition and portfolio review related charges associated with the evaluation of strategic transactions, including legal and professional fees for diligence and related consultations. We did not incur material acquisition and portfolio review related expenses during the three months ended March 31, 2025.
Selling, general, and administrative expenses increased for the nine months ended March 31, 2026 to $823.2 million from $725.9 million for the nine months ended March 31, 2025, an increase of $97.4 million or 13%. Selling, general, and administrative expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $23.9 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general, and administrative expenses for the nine months ended March 31, 2026 increased by 10% compared to the nine months ended March 31, 2025. As a percentage of net revenue, selling, general, and administrative expenses were 19.6% for the nine months ended March 31, 2026, compared to 19.1% for the nine months ended March 31, 2025.
The constant currency increase in selling, general, and administrative expenses during the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025 was primarily due to employee-related costs, additional expenses associated with our VirtuOx acquisition during the three months ended June 30, 2025 and marketing and technology investments. Additionally, during the nine months ended March 31, 2026, we recorded $5.9 million of acquisition and portfolio review related charges associated with the evaluation of strategic transactions, including legal and professional

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
fees for diligence and related consultations. We did not incur material acquisition and portfolio review related expenses during the nine months ended March 31, 2025.
Research and Development Expenses
Research and development expenses increased for the three months ended March 31, 2026 to $94.3 million from $83.9 million for the three months ended March 31, 2025, an increase of $10.3 million or 12%. Research and development expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $3.7 million for the three months ended March 31, 2026, as reported in U.S. dollars Excluding the impact of foreign currency movements, research and development expenses increased by 8% compared to the three months ended March 31, 2025. As a percentage of net revenue, research and development expenses were 6.6% for the three months ended March 31, 2026 and 6.5% for the three months ended March 31, 2025.
The increase in research and development expenses during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to increases in employee-related costs.
Research and development expenses increased for the nine months ended March 31, 2026 to $272.6 million from $244.8 million for the nine months ended March 31, 2025, an increase of $27.7 million or 11%. Research and development expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $4.8 million for the nine months ended March 31, 2026, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses increased by 9% compared to the nine months ended March 31, 2025. As a percentage of net revenue, research and development expenses were 6.5% for the nine months ended March 31, 2026, compared to 6.4% for the nine months ended March 31, 2025.
The increase in research and development expenses in constant currency terms was primarily due to increases in employee-related costs.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets for the three months ended March 31, 2026 totaled $11.2 million compared to $10.9 million for the three months ended March 31, 2025.
Amortization of acquired intangible assets for the nine months ended March 31, 2026 totaled $35.0 million compared to $33.3 million for the nine months ended March 31, 2025.
The increase in amortization of acquired intangible assets for the three and nine months ended March 31, 2026 compared to the three and nine months ended March 31, 2025 is due to amortization of intangibles from the VirtuOx acquisition during the three months ended June 30, 2025, partially offset by certain acquired intangible assets reaching the end of their useful lives and becoming fully amortized.
Restructuring Expenses
We did not record any restructuring expenses during the three months ended March 31, 2026.
During the nine months ended March 31, 2026, we recorded $21.7 million of restructuring related charges for employee severance and one-time termination benefits associated with workforce planning activities.
We did not record any restructuring expenses during the three and nine months ended March 31, 2025.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Total Other Income (Loss), Net
The following table summarizes our other income (loss) (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Interest income (expense), net	$12,287	$793	$11,494
Gain (loss) attributable to equity method investments	1,718	335	1,383
Gain (loss) on equity investments	(10,130)	(5,647)	(4,483)
Other, net	(1,373)	(4,056)	2,683
Total other income (loss), net	$2,502	$(8,575)	$11,077

	Nine Months Ended March 31,
	2026	2025	Change
Interest (expense) income, net	$29,029	$(1,643)	$30,672
Gain (loss) attributable to equity method investments	4,722	2,375	2,347
Gain (loss) on equity investments	(16,014)	(7,765)	(8,249)
Other, net	(10,488)	(4,277)	(6,211)
Total other income (loss), net	$7,249	$(11,310)	$18,559
Total other income (loss), net for the three months ended March 31, 2026 was income of $2.5 million compared to a loss of $8.6 million for the three months ended March 31, 2025. Interest income, net increased to $12.3 million for the three months ended March 31, 2026 compared to $0.8 million for the three months ended March 31, 2025 due to lower debt levels following repayments on our revolving credit facility and gains recognized on cross-currency swaps associated with our fair value and net investment hedges. The increase in interest income, net was partially offset by a loss associated with our equity investments of $10.1 million for the three months ended March 31, 2026 compared to a loss of $5.6 million for the three months ended March 31, 2025.
Total other income (loss), net for the nine months ended March 31, 2026 was income of $7.2 million compared to a loss of $11.3 million for the nine months ended March 31, 2025. We recorded interest income, net of $29.0 million for the nine months ended March 31, 2026 compared to interest expense, net of $1.6 million for the nine months ended March 31, 2025 due to lower debt levels following repayments on our revolving credit facility and gains recognized on cross-currency swaps associated with our fair value and net investment hedges. Interest income, net, was partially offset by a loss associated with our equity investments of $16.0 million for the nine months ended March 31, 2026 compared to a loss of $7.8 million for the nine months ended March 31, 2025.
Income Taxes
Our effective income tax rate for the three and nine months ended March 31, 2026 was 20.6% and 21.1%, respectively, as compared to 12.6% and 16.3% for the three and nine months ended March 31, 2025, respectively. Our effective rate of 20.6% for the three months ended March 31, 2026 differs from the statutory rate of 21.0% primarily due to foreign operations and research credits. The increase in our effective tax rate for the three and nine months ended March 31, 2026 was primarily due to the impact of global minimum taxes implemented in accordance with Pillar Two and interest and penalties refunded from the IRS in the prior year period.
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
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
tax prescribed under Pillar Two. Pillar Two legislation in effect as of March 31, 2026 has been incorporated into our condensed consolidated financial statements.
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
Net Income and Earnings per Share
As a result of the factors above, our net income for the three months ended March 31, 2026 was $398.7 million compared to $365.0 million for the three months ended March 31, 2025, an increase of $33.7 million or 9%.
Our diluted earnings per share for the three months ended March 31, 2026 was $2.74 per diluted share compared to $2.48 for the three months ended March 31, 2025, an increase of $0.26 or 10%.
As a result of the factors above, our net income for the nine months ended March 31, 2026 was $1,139.9 million compared to $1,021.0 million for the nine months ended March 31, 2025, an increase of $118.8 million or 12%.
Our diluted earnings per share for the nine months ended March 31, 2026 was $7.79 per diluted share compared to $6.93 for the nine months ended March 31, 2025, an increase of $0.86 or 12%.
Summary of Non-GAAP Financial Measures
In addition to financial information prepared in accordance with GAAP, our management uses certain non-GAAP financial measures, such as non-GAAP revenue, non-GAAP cost of sales, non-GAAP selling, general, and administrative expenses, non-GAAP gross profit, non-GAAP gross margin, non-GAAP income from operations, non-GAAP net income, and non-GAAP diluted earnings per share, in evaluating the performance of our business. We believe that these non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, can provide investors better insight when evaluating our performance from core operations and can provide more consistent financial reporting across periods. For these reasons, we use non-GAAP information internally in planning, forecasting, and evaluating the results of operations in the current period and in comparing it to past periods. These non-GAAP financial measures should be considered in addition to, and not superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Non-GAAP financial measures as presented herein may not be comparable to similarly titled measures used by other companies.
The measure “non-GAAP cost of sales” is equal to GAAP cost of sales less amortization of acquired intangible assets relating to cost of sales. The measure “non-GAAP gross profit” is the difference between GAAP net revenue and non-GAAP cost of sales, and “non-GAAP gross margin” is the ratio of non-GAAP gross profit to GAAP net revenue.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except percentages):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
GAAP net revenue	$1,431,406	$1,291,736	$4,189,796	$3,798,334

GAAP cost of sales	$540,427	$525,327	$1,599,276	$1,563,432
Less: Amortization of acquired intangibles	(7,850)	(7,444)	(23,480)	(22,748)
Non-GAAP cost of sales	$532,577	$517,883	$1,575,796	$1,540,684

GAAP gross profit	$890,979	$766,409	$2,590,520	$2,234,902
GAAP gross margin	62.2%	59.3%	61.8%	58.8%
Non-GAAP gross profit	$898,829	$773,853	$2,614,000	$2,257,650
Non-GAAP gross margin	62.8%	59.9%	62.4%	59.4%
The measure “non-GAAP selling, general, and administrative expenses” is equal to GAAP selling, general, and administrative expenses less acquisition and portfolio review related expenses. Non-GAAP selling, general, and administrative expenses as a percentage of revenue is the ratio of non-GAAP selling, general, and administrative expenses to GAAP net revenue. These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except percentages):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
GAAP net revenue	$1,431,406	$1,291,736	$4,189,796	$3,798,334

GAAP selling, general, and administrative expenses	$285,655	$245,302	$823,245	$725,894
Less: Acquisition and portfolio review related expenses	(5,858)	—	(5,858)	—
Non-GAAP selling, general, and administrative expenses	$279,797	$245,302	$817,387	$725,894

As a percentage of GAAP net revenue:
GAAP selling, general, and administrative expenses	20.0%	19.0%	19.6%	19.1%
Non-GAAP selling, general, and administrative expenses	19.5%	19.0%	19.5%	19.1%
The measure “non-GAAP income from operations” is equal to GAAP income from operations once adjusted for amortization of acquired intangibles, restructuring expenses, and acquisition and portfolio review related expenses. Non-GAAP income from operations is reconciled with GAAP income from operations below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
GAAP income from operations	$499,810	$426,268	$1,438,003	$1,230,823
Amortization of acquired intangibles - cost of sales	7,850	7,444	23,480	22,748
Amortization of acquired intangibles - operating expenses	11,247	10,895	34,967	33,345
Restructuring expenses	—	—	21,745	—
Acquisition and portfolio review related expenses	5,858	—	5,858	—
Non-GAAP income from operations	$524,765	$444,607	$1,524,053	$1,286,916

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The measure “non-GAAP net income” is equal to GAAP net income once adjusted for amortization of acquired intangibles, restructuring expenses, acquisition and portfolio review related expenses and associated tax effects. The measure “non-GAAP diluted earnings per share” is the ratio of non-GAAP net income to diluted shares outstanding. These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except for per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
GAAP net income	$398,732	$365,041	$1,139,861	$1,021,018
Amortization of acquired intangibles - cost of sales	7,850	7,444	23,480	22,748
Amortization of acquired intangibles - operating expenses	11,247	10,895	34,967	33,345
Restructuring expenses	—	—	21,745	—
Acquisition and portfolio review related expenses	5,858	—	5,858	—
Income tax effect of interest and penalties on income tax refunds	—	(29,976)	—	(29,976)
Income tax effect on non-GAAP adjustments	(6,519)	(4,871)	(22,394)	(14,904)
Non-GAAP net income	$417,168	$348,533	$1,203,517	$1,032,231
Diluted shares outstanding	145,723	147,220	146,369	147,432
GAAP diluted earnings per share	$2.74	$2.48	$7.79	$6.93
Non-GAAP diluted earnings per share	$2.86	$2.37	$8.22	$7.00
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
As of March 31, 2026 and June 30, 2025, we had cash and cash equivalents of $1,660.5 million and $1,209.5 million, respectively. Our cash and cash equivalents held within the U.S. at March 31, 2026 and June 30, 2025 were $944.0 million and $555.0 million, respectively. Our remaining cash and cash equivalent balances at March 31, 2026 and June 30, 2025, were $716.5 million and $654.5 million, respectively. Our cash and cash equivalent balances are held at highly rated financial institutions.
As of March 31, 2026, we had $1,500.0 million available for draw down under the revolving credit facility and a combined total of $3,160.5 million in cash and available liquidity under the revolving credit facility.
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
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revolving Credit Agreement, Term Credit Agreement and Senior Notes
On June 29, 2022, we entered into a second amended and restated credit agreement, or as amended from time to time, the Revolving Credit Agreement. The Revolving Credit Agreement, among other things, provided a senior unsecured revolving credit facility of $1,500.0 million, with an uncommitted option to increase the revolving credit facility by an additional amount equal to the greater of $1,000.0 million or 1.00 times the EBITDA for the trailing twelve-month measurement period. Additionally, on June 29, 2022, ResMed Pty Limited entered into a Second Amendment to the Syndicated Facility Agreement, or the Term Credit Agreement. The Term Credit Agreement, among other things, provides ResMed Pty Limited a senior unsecured term credit facility of $200.0 million. The Revolving Credit Agreement and Term Credit Agreement each terminate on June 29, 2027, when all unpaid principal and interest under the loans must be repaid. As of March 31, 2026, we had $1,500.0 million available for draw down under the revolving credit facility.
On July 10, 2019, we entered into a Note Purchase Agreement with the purchasers to that agreement, in connection with the issuance and sale of $250.0 million principal amount of our 3.24% senior notes due July 10, 2026, and $250.0 million principal amount of our 3.45% senior notes due July 10, 2029, or Senior Notes.
On March 31, 2026, there was a total of $665.0 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes and we were in compliance with our debt covenants. We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and debt facilities.
Cash Flow Summary
The following table summarizes our cash flow activity (in thousands):

	Nine Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$1,351,198	$1,212,822
Net cash provided by (used in) investing activities	(161,548)	(66,332)
Net cash provided by (used in) financing activities	(743,865)	(442,366)
Effect of exchange rate changes on cash	5,278	(9,774)
Net increase (decrease) in cash and cash equivalents	$451,063	$694,350
Operating Activities
Cash provided by operating activities was $1,351.2 million for the nine months ended March 31, 2026, compared to cash provided of $1,212.8 million for the nine months ended March 31, 2025. The $138.4 million increase in cash flow from operations was primarily due to increased net income during the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025.
Investing Activities
Cash used in investing activities was $161.5 million for the nine months ended March 31, 2026, compared to cash used of $66.3 million for the nine months ended March 31, 2025. The $95.2 million increase in cash flow used in investing activities was primarily due to increased purchases of property, plant and equipment and minority investments, in addition to cash used to acquire businesses during the nine months ended March 31, 2026, partially offset by increased proceeds upon the maturity of foreign currency contracts during the nine months ended March 31, 2026.
Financing Activities
Cash used in financing activities was $743.9 million for the nine months ended March 31, 2026, compared to cash used of $442.4 million for the nine months ended March 31, 2025. The $301.5 million increase in cash flow used in financing activities was primarily due to $500.0 million of treasury stock repurchases during the nine months ended March 31, 2026 compared to repurchases of $200.0 million during the nine months ended March 31, 2025.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dividends
During the three months ended March 31, 2026, we paid cash dividends of $0.60 per common share totaling $87.2 million. On April 30, 2026, our board of directors declared a cash dividend of $0.60 per common share, to be paid on June 18, 2026, to shareholders of record as of the close of business on May 14, 2026. Future dividends are subject to approval by our board of directors.
Common Stock
On February 21, 2014, our board of directors approved our current share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of our common stock. Since approval of the share repurchase program in 2014 through March 31, 2026, we have repurchased a total of 11.1 million shares under this repurchase program for an aggregate of $1.4 billion. During the nine months ended March 31, 2026, we repurchased 1,900,332 shares at a cost of $500.0 million. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares of common stock outstanding used in calculating earnings (loss) per share. The share repurchase program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. At March 31, 2026, 8.9 million additional shares remain available for us to repurchase under the approved share repurchase program.
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
Details of our purchase obligations as of March 31, 2026 were as follows (in thousands):

		Payments Due by March 31,
	Total	2027	2028	2029	2030	2031	Thereafter
Purchase obligations	$1,033,281	$984,028	$39,089	$6,265	$2,334	$619	$946
Off-Balance Sheet Arrangements
As of March 31, 2026, we are not involved in any significant off-balance sheet arrangements, as described in Instruction 8 to Item 303(b) of Regulation S-K promulgated by the SEC.

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
Net Investment and Fair Value Hedging
We enter into foreign cross-currency swaps as net investment hedges and fair value hedges in designated hedging relationships with either the foreign denominated net asset balances or the foreign denominated intercompany loans as the hedged items. All derivatives are recorded at fair value as either an asset or liability. Cash flows associated with derivative instruments are presented in the same category on the consolidated statements of cash flows as the hedged item.
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
The purpose of the cross-currency swaps for net investment hedges is to mitigate foreign currency risk associated with changes in spot rates on the net asset balances of our foreign functional subsidiaries. For net investment hedges that qualify and are designated for hedge accounting, the change in fair value of the derivative is recorded in cumulative translation adjustment within other comprehensive loss and reclassified into earnings when the hedged net investment is either sold or substantially liquidated. The initial fair value of components excluded from the assessment of hedge effectiveness will be recognized in interest (expense) income, net.
The notional value of outstanding foreign cross-currency swaps was $3,430.5 million and $1,128.3 million at March 31, 2026 and June 30, 2025, respectively. These contracts mature at various dates prior to January 31, 2036.
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
The notional value of the outstanding non-designated hedges was $1,318.8 million and $1,410.2 million at March 31, 2026 and June 30, 2025, respectively. These contracts mature at various dates prior to September 15, 2026.

PART I – FINANCIAL INFORMATION	Item 3
RESMED INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk
Fair Values of Derivative Instruments
The table below provides information (in U.S. dollars) on our foreign currency denominated operating assets and liabilities and after considering our foreign currency hedging activities as of March 31, 2026 (in thousands):

	U.S. Dollar (USD)	Euro (EUR)	Canadian Dollar (CAD)	Chinese Yuan (CNY)
AUD Functional:
Net Assets/(Liabilities)	383,176	(245,305)	(35)	42,198
Foreign Currency Hedges	(355,000)	218,803	—	(28,994)
Net Total	28,176	(26,502)	(35)	13,204
USD Functional:
Net Assets/(Liabilities)	—	326,552	32,646	—
Foreign Currency Hedges	—	(322,446)	(35,828)	—
Net Total	—	4,106	(3,182)	—
EURO Functional:
Net Assets/(Liabilities)	—	4,106	(3,183)	—
Foreign Currency Hedges	26,083	—	—	—
Net Total	26,083	4,106	(3,183)	—
SGD Functional:
Net Assets/(Liabilities)	375,254	251,982	—	4,137
Foreign Currency Hedges	(375,000)	(253,351)	—	—
Net Total	254	(1,369)	—	4,137

PART I – FINANCIAL INFORMATION	Item 3
RESMED INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk
The table below provides information about our material foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars, forward contracts and cross-currency swaps held at March 31, 2026. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

		Fair Value Assets / (Liabilities)
	Total	March 31, 2026	June 30, 2025
AUD/USD
Contract amount	355,000	(2,396)	2,969
Ave. contractual exchange rate	AUD 1 = USD 0.6900
AUD/EUR
Contract amount	236,077	2,104	(1,203)
Ave. contractual exchange rate	AUD 1 = EUR 0.5991
SGD/EUR
Contract amount	287,898	749	(1,426)
Ave. contractual exchange rate	SGD 1 = EUR 0.6707
SGD/USD
Contract amount	375,000	(5,166)	3,031
Ave. contractual exchange rate	SGD 1 = USD 0.7880
AUD/CNY
Contract amount	28,994	(479)	374
Ave. contractual exchange rate	AUD 1 = CNY 4.7981
USD/EUR
Contract amount	1,103,913	(106,614)	(128,631)
Ave. contractual exchange rate	USD 1 = EUR 0.9610
USD/SGD
Contract amount	2,326,558	(27,446)	—
Ave. contractual exchange rate	USD 1 = SGD 1.2744
USD/CAD
Contract amount	35,828	1,252	370
Ave. contractual exchange rate	CAD 1 = USD 0.7416
Interest Rate Risk
We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At March 31, 2026, we held cash and cash equivalents of $1,660.5 million, principally comprised of bank term deposits, at-call accounts, and money market accounts, and are invested at both short-term fixed interest rates and variable interest rates. At March 31, 2026, there was $165.0 million outstanding under the Revolving Credit Agreement and Term Credit Agreement, which are subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended March 31, 2026, would not have had a material impact on pretax income. We have no interest rate hedging agreements.
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
As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.
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
Item 1A    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, or the Annual Report, which was filed with the SEC and describe various material risks and uncertainties to which we are or may become subject. As of March 31, 2026, there have been no material changes to such risk factors.
Item 2    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Purchases of equity securities. The following table summarizes our purchases of common stock for the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share (USD)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 - 31, 2026	—	$—	45,152,661	9,563,352
February 1 - 28, 2026	673,418	259.87	45,826,079	8,889,934
March 1 - 31, 2026	—	—	45,826,079	8,889,934
Total	673,418	$259.87	45,826,079	8,889,934
On February 21, 2014, our board of directors approved our current share repurchase program, authorizing us to acquire up to an aggregate of 20.0 million shares of our common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant and subject to applicable legal requirements. The share repurchase program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. All share repurchases after February 21, 2014 have been executed under this program. Since approval of the share repurchase program in 2014 through March 31, 2026, we have repurchased a total of 11.1 million shares under this repurchase program for an aggregate of $1.4 billion.
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
The following table describes any contracts, instructions or written plans for the sale or purchase of the Company’s securities and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act that were adopted by our directors and executive officers during the quarterly period ended March 31, 2026:

Name and Title	Plan Action	Plan Adoption Date	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to Be Purchased or Sold (Up To)
Michael Rider Chief Legal Officer	Adoption	February 20, 2026	February 1, 2027	1,205
(1)    A trading plan may also expire on such earlier date that all transactions under the trading plan are completed.
During the quarterly period ended March 31, 2026, none of our directors or executive officers terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (each term as defined in Item 408 of Regulation S-K).

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

10.1*	Employment Agreement with Aaron Bloomer dated April 24, 2026
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed on April 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements.

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
April 30, 2026

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief Executive Officer
(Principal Executive Officer)

/s/ BRETT A. SANDERCOCK
Brett A. Sandercock
Chief Financial Officer
(Principal Financial Officer)