Form 10-K
period 2026-06-30
RESMED INC
filed 2026-08-13
CIK 943819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________
FORM 10-K
___________________________________________________________________________________________
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of December 31, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such stock on the New York Stock Exchange, was
$34,917,180,979. All directors, executive officers, and 10% stockholders of registrant are considered affiliates. This determination of affiliate status with respect to the foregoing calculation is not a determination for other purposes.
At August 10, 2026, the registrant had 144,252,306 shares of Common Stock, $0.004 par value, issued and outstanding. This number excludes 46,798,043 shares held by the registrant as treasury shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the registrant’s 2026 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this report.

As used in this 10-K, the terms "Resmed", "we", "us", "our" and "the Company" refer to ResMed Inc., a Delaware corporation, and its subsidiaries, on a consolidated basis, unless otherwise stated.

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
PART I
Cautionary Note Regarding Forward-Looking Statements
This report contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to, our management. All statements other than statements regarding historical facts are forward-looking statements. The words “believe,” “expect,” “intend,” “anticipate,” “will continue,” “will,” “estimate,” “plan,” “future” and other similar expressions, and negative statements of such expressions, generally identify forward-looking statements, including, in particular, statements regarding expectations of future revenue or earnings, expenses, results of operations, new product development, new product launches, new markets for our products, the integration of acquisitions and success of strategic initiatives, including divestitures, our supply chain, domestic and international regulatory developments, litigation, tax outlook, and the expected impact of macroeconomic conditions on our business. These forward-looking statements are made in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements reflect the views of our management at the time the statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified in Part I, Item 1A “Risk Factors” and elsewhere in this report. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources.
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
ITEM 1 BUSINESS
General
We are a global leader in digital health and cloud-connected medical devices. We design innovative technology to empower people to live happier, healthier lives. Our artificial intelligence, or AI, powered digital health solutions, cloud-connected devices and intelligent software are designed to make home healthcare more personalized, accessible and effective. By enabling better care, our products improve quality of life, reduce the impact of chronic disease, and lower costs for consumers and healthcare systems.
Following our formation in 1989, we commercialized a continuous positive airway pressure, or CPAP, treatment for obstructive sleep apnea, or OSA, which was the first successful non-invasive treatment for OSA. CPAP systems deliver pressurized air, typically through a mask, to prevent collapse of the upper airway during sleep. Since the development of CPAP, we have expanded our business by developing or acquiring a number of innovative products and solutions for a broad range of sleep and related breathing health disorders including technologies to be applied in medical and consumer products, life support and ventilation devices, diagnostic products, mask systems for use in the hospital and home, headgear and other accessories, and dental devices. In addition, we are a leading provider of cloud-based health applications, software and devices designed to provide connected care, enabling clinicians to manage more patients efficiently and effectively, as well as enabling and encouraging patients’ long-term adherence to and satisfaction with their therapy.
In June 2026, we acquired Noctrix Health, LLC, or Noctrix, a company with an FDA De Novo classified medical device that treats restless legs syndrome. The acquisition expands our clinical sleep health portfolio into an adjacent area of unmet

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
need. Noctrix will operate as a wholly owned subsidiary of Resmed. Additional information regarding the transaction is included in Note 18 – Business Combinations and Divestitures of the Notes to Consolidated Financial Statements (Part II, Item 8).
Through our acquisition of VirtuOx in 2025, we operate a software-enabled independent diagnostic testing facility, or IDTF, that provides technology solutions to facilitate in-home and remote testing services for sleep, respiratory, cardiac, and other health conditions across the United States, or U.S. This acquisition strengthens our position in the sleep and breathing health market by expanding our ability to offer end-to-end solutions, including home-based diagnostics and patient monitoring.
We also provide management software that assists providers to operate more effectively and efficiently across various residential care settings. Through Brightree, we provide software solutions and services that enable durable or home medical equipment, or DME/HME, to automate clinical workflows, optimize billing and compliance, and drive patient engagement in the U.S. Through MEDIFOX DAN, we provide a leading care management software platform which helps residential care providers in Germany to deliver and manager care more efficiently through integrated digital solutions. Through the MatrixCare business as defined below, we provide similar care management software solutions for senior living, skilled nursing, life plan communities, home health, hospice and adjacent providers in the U.S. Together, our software solutions support providers by improving workflow efficiency and patient experience through value-added solutions with broad applicability.
On June 30, 2026, we entered into a definitive agreement to sell our MatrixCare business for $490 million in an all-cash transaction, subject to certain closing adjustments. The transaction includes MatrixCare and related software offerings historically sold under the MatrixCare brand, including Healthcare First, Citus, and home health and hospice solutions, collectively defined as the "MatrixCare business”. The transaction is the result of portfolio optimization to sharpen our focus on our core growth areas of sleep, breathing and connected home-based healthcare. The transaction is expected to close in the first quarter of fiscal year 2027. Additional information regarding the transaction is included in Note 18 – Business Combinations and Divestitures of the Notes to Consolidated Financial Statements (Part II, Item 8).
We employ approximately 11,370 people and sell our products in more than 140 countries through a combination of wholly owned subsidiaries and independent distributors.
Our website address is www.resmed.com. We make our periodic reports, together with any amendments, available on our investor relations website (https://investor.resmed.com), free of charge, as soon as reasonably practicable after we electronically file or furnish the reports with the U.S. Securities and Exchange Commission, or SEC. The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We also make available on our investor relations website, public financial information for which a report is not required to be filed with or furnished to the SEC. Information contained on our website or in reports, other than those filed with or furnished to the SEC, is not part of or incorporated into this report.
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
Since formation, we have grown organically through global expansion as well as by acquiring a number of businesses, including distributors, suppliers, developers of medical equipment and related technologies, an independent diagnostic testing facility and software solution providers.

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
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
The Market
We focus on sleep and related breathing health, both of which we believe are globally underpenetrated, and where we believe our products can improve patient outcomes, create efficiencies for our customers, help physicians and providers better manage chronic disease and reduce overall healthcare system costs. Additionally, our software solutions are focused on those who provide residential care, which we believe is fragmented and underserved, and where we see significant opportunity to transform and significantly improve residential healthcare through a strategy of enabling better patient care, improving clinical decision support, and driving interoperability across residential care settings.
Sleep and Breathing Health
Sleep
Sleep is a complex neurological process that includes two distinct states: rapid eye movement, or REM, sleep and non-rapid eye movement, or non-REM, sleep. REM sleep, which is about 20-25% of total sleep experienced by adults, is characterized by a high level of brain activity, bursts of rapid eye movement, increased heart and respiration rates, and paralysis of many muscles. Non-REM sleep is subdivided into three stages that generally parallel sleep depth; stage 1 is the lightest and stage 3 is the deepest. Quality sleep underpins almost all aspects of human health.
The upper airway has no rigid support and is held open by active contraction of upper airway muscles and tracheal traction by the lungs. Normally, during REM sleep and deeper levels of non-REM sleep, upper airway muscles relax and the airway narrows. Individuals with narrow upper airways or poor muscle tone are prone to temporary collapses of the upper airway during sleep, called apneas, and to near closures of the upper airway called hypopneas. These breathing events result in a lowering of blood oxygen concentration, causing the central nervous system to react to the lack of oxygen or increased carbon dioxide, signaling the body to respond. Typically, the individual subconsciously arouses from sleep, causing the throat muscles to contract, opening the airway. After a few gasping breaths, blood oxygen levels increase and the individual can resume a deeper sleep until the cycle repeats itself. Sufferers of OSA typically experience ten or more such cycles per hour. While these awakenings greatly impair the quality of sleep, the individual is not normally aware of these disruptions. OSA has been recognized as a cause of hypertension and a significant comorbidity for heart disease, stroke, and type 2 diabetes. Excessive daytime sleepiness or fatigue are hallmarks of OSA and can lead to headaches, poor mood, absenteeism, increased risk of motor vehicle accidents and exacerbate comorbidities associated with untreated OSA.
A long-term epidemiology study published in 2013 estimated that 26% of adults aged 30-70 have some form of obstructive sleep apnea. Another study published in Lancet Respiratory Medicine in 2019 estimated that mild to severe OSA impacts more than 936 million people worldwide, including 61 million Americans, per Lancet Respiratory Medicine in 2025. Of those impacted globally, it was estimated that more than 424 million would have moderate to severe sleep apnea. Despite the high prevalence of OSA, there is a general lack of awareness of OSA among both the medical community and the general public. It is estimated that less than 20% of those with OSA have been diagnosed or treated in the U.S., and 10% or less in other markets. Many healthcare professionals often do not diagnose OSA because they are unaware that such non-specific symptoms as excessive daytime sleepiness, fatigue, snoring, hypertension, and irritability are characteristic of OSA.
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

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
A systematic review and meta-analysis published in Lancet Respiratory Medicine in 2025 (Benjafield et al.), which evaluated evidence from randomized controlled trials and confounder-adjusted non-randomized studies, found that PAP therapy was associated with a 37% reduction in all-cause mortality and a 54% reduction in cardiovascular mortality compared with no PAP therapy. These findings are consistent with earlier research presented at the European Respiratory Society (ERS) International Congress in 2021 and subsequently published in CHEST in 2022, which found that patients with obstructive sleep apnea who initiated and continued PAP therapy were 39% more likely to survive over a three-year period than patients who did not receive PAP therapy. Researchers found that the survival rate gap remained significant when accounting for patients’ ages, overall health, socioeconomic status and pre-existing conditions.
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

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
convenience. Patients experienced soreness from the repeated use of nasal masks and had difficulty falling asleep with the CPAP device operating at the prescribed pressure. In recent years, we have developed product innovations to improve patient comfort and compliance. These include more comfortable patient interface systems, delay timers that gradually increase air pressure allowing the patient to fall asleep more easily, bilevel air devices, including our AirCurve 11 Series devices which provide different air pressures for inhalation and exhalation, heated humidification systems to make the airflow more comfortable, and auto-titration devices that modulate the average pressure delivered during the night. We also offer myAir, an application that aims to help improve patient comfort and long-term CPAP compliance by providing personalized coaching, daily therapy insights, and tools that support patients throughout their sleep therapy journey. The new Smart Comfort feature within myAir recommends personalized therapy comfort settings, such as ramp time and pressure relief, helping reduce trial and error and making it easier for patients to adapt to therapy.
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
Chronic Obstructive Pulmonary Disease. COPD encompasses a group of lung diseases defined by persistent airflow limitation, prolongation of exhalation and loss of elasticity in the lungs. It is a progressive and debilitating disease and is associated with an increased inflammatory response in the airways. Symptoms encountered with COPD include shortness of breath as well as chronic cough and increased sputum production. COPD includes diseases such as emphysema and chronic bronchitis. A study in 2022 based on epidemiology data estimated that there were approximately 480 million people worldwide who suffer from COPD and a separate study in 2025 identified that COPD is the world’s third leading cause of death.
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

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
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
Residential Care Software
Our Residential Care Software business provides cloud-based solutions to healthcare providers operating in the residential care market, including HME and home infusion providers, home health and hospice providers, skilled nursing facilities, private duty nursing organizations, senior living facilities, and life plan communities. These providers face increasing operational and compliance complexities due to factors such as evolving reimbursement frameworks, workforce constraints, and demographic shifts. Our Residential Care Software offerings are designed to support customers in addressing these challenges by helping providers perform analytics, manage documentation and implement new reimbursement requirements as well as more effectively transfer data as patients move between different care settings. Our Residential Care Software platforms include capabilities for billing and business management, electronic medical records, revenue cycle management, operational analytics, patient engagement, and workforce management.
Business Strategy
We envision a world where every person can achieve their full potential through better sleep and breathing, with care delivered in their own home. We believe the demand for sleep and breathing treatments will continue to grow due to a number of factors, including increasing awareness of OSA, CSA and COPD; improved understanding of the role of sleep apnea treatment in the management of adjacent pathologies; improved understanding of the role of bilevel therapy and non-invasive ventilation in the management of COPD; and an increase in the use of digital and product technology to improve patient outcomes and create efficiencies for customers and providers. Our strategy for expanding our business operations and capitalizing on the growth of sleep and breathing health markets, as well as growth in residential care settings, consists of the following key elements:
•Grow and Differentiate Our Core Sleep Apnea Portfolio. We are the leader in developing smaller, quieter, more comfortable and more connected products. We aim to continue differentiating our products by integrating artificial‑intelligence and machine‑learning, or AI and ML, algorithms to further enhance therapy performance and user experience. Sleep is becoming increasingly recognized as an important aspect of our lives, and we intend to drive higher rates of screening, diagnosis, and therapy adoption through simpler care pathways. In 2025, we made our home sleep apnea test, NightOwl, available across the U.S., where supply permitted, providing a simplified, accurate, and efficient way to diagnose OSA from the comfort of an individual’s home. In 2025, we also acquired VirtuOx, an independent diagnostic testing facility, to expand our ability to partner with healthcare providers and to help streamline the diagnostic process, while expanding collaboration with home medical equipment providers to efficiently support patients to start treatment.
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

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
medical subspecialists who treat these conditions and their associated comorbidities. We target special interest groups, including the National Stroke Association, the American Heart Association, COPD Foundation, and the National Sleep Foundation, to further increase awareness of the relationship between OSA, COPD, neuromuscular disease, and comorbidities such as cardiac disease, diabetes, hypertension, and obesity. The programs also support our efforts to inform the community of the dangers of sleep apnea with regard to occupational health and safety, especially in the transport industry. We also continue to broaden access to sleep health education through strategic partnerships. For example, our collaboration with ŌURA helps connect individuals who experience nighttime breathing disturbances identified through Oura Ring insights with our educational resources and a sleep assessment to understand more about sleep health. The partnership also provides pathways to healthcare providers and discussion guides to help encourage earlier evaluation and care for sleep-related conditions. We have helped establish a center for clinical care and medical research at the University of California, San Diego, in the fields of sleep apnea and COPD. We have also established a chair for the study of sleep medicine at Harvard Medical School.
•Capitalize on Broader Sleep and Breathing Health Adjacencies. Our evolution is designed to capitalize on key macro trends, including the enhanced spotlight on sleep apnea due to pharmaceuticals and consumer technology. Through our brand leadership and expertise, we are positioned to serve large, unmet needs in insomnia, COPD and other respiratory and sleep-related conditions. Research supported by Resmed has demonstrated that the addition of non-invasive ventilation to patients with severe COPD who are receiving oxygen therapy provides meaningful clinical benefits to the patient and the broader healthcare system. We are committed to ongoing innovation of our breathing health products, providing advanced and expanded integrations of our therapy-based software solutions, including AirView, enabling clinicians to remotely monitor patients on some ventilation devices and bilevel devices. Additionally, studies have established a clinical association between OSA and both stroke and chronic heart failure and have recognized sleep apnea as a cause of hypertension or high blood pressure. Research also indicates that sleep apnea is independently associated with glucose intolerance and insulin resistance. We maintain close working relationships with prominent physicians to explore new medical applications for our products and technology. In June 2026, we expanded our clinical sleep health portfolio through the acquisition of Noctrix, a medical device company developing clinically validated wearable therapeutics for chronic neurological disorders, including restless legs syndrome.
•Invest in an Integrated, Intelligent Digital‑Health Ecosystem Delivered at Home. Digital enablement is central to our strategy. Our secure cloud-based digital health applications, along with our devices, are designed to provide connected care to improve patient outcomes and efficiencies for our customers, allowing fewer professionals to manage more patients and empowering patients to track their own health outcomes. We can leverage our installed base of more than 35 million patients using cloud‑connected devices on AirView and over 12 million patients registered to our myAir platform to enable personalized, efficient and data‑driven care. Our own efforts to drive increased therapy adoption, as well as increased adoption through use of wearables with sleep monitoring functionality, will allow us to further build upon our data advantage.
•Align Solutions to Enable Smarter, Connected Care. Our leading Residential Care Software solutions are a key enabler of our Sleep and Breathing Health business, driving revenue synergies, contributing to demand generation and providing cohesion and interoperability for our AI-driven digital platform. We are connecting capabilities across the platforms in these residential care settings to help our customers be more efficient, better serve people, keep them out of hospital, and provide care in lower-cost, higher-quality care settings. Today, our Residential Care Software solutions support residential care providers serving more than 180 million individual patient accounts. On June 30, 2026, we entered into a definitive agreement to sell our MatrixCare business, reflecting our ongoing commitment to focus on businesses that directly support our sleep health, breathing health, and connected home-based healthcare strategy.
Products
Our portfolio of products includes devices, diagnostic products, mask systems, headgear and other accessories, dental devices, and cloud-based software and informatics solutions. For purposes of the following discussion, we generally refer to our air flow generators and ventilators collectively as devices.

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
Devices
We produce cloud-connected CPAP, automatic positive airway pressure, or APAP, bilevel, adaptive servo-ventilation, or ASV, and HFT devices that deliver positive airway pressure through a patient interface, either a mask or cannula. Our APAP, devices, known as AutoSet, are based on a patented technology to monitor breathing and can also be used in the diagnosis, treatment and management of OSA in some countries. During fiscal year 2017, we launched AirMini, a small portable CPAP combining the same proven therapy modes used in our APAP devices with waterless humidification enabling portable convenience. During fiscal year 2021, we launched our new platform of connected CPAP and APAP devices, AirSense 11, which introduced new features such as a touch screen, algorithms for patients new to therapy, and digital enhancements, such as over-the-air update capabilities. Devices in total accounted for approximately 51%, 52%, and 52% of our net revenues in fiscal years 2026, 2025, and 2024, respectively.
The tables below provide an illustrative selection of devices, as known by our trademarks. For purposes of this report, we group certain products into categories to facilitate the presentation of our product portfolio. These categories are organizational groupings and do not necessarily reflect the regulatory classification, intended use or specific therapeutic indications of individual products across all care settings in all countries.

CPAP, APAP & BILEVEL PRODUCTS	DESCRIPTION
AirSense Platform –AirSense 11 AutoSet –AirSense 11 AutoSet for Her –AirSense 11 CPAP –AirSense 11 Elite –AirSense 10 AutoSet –AirSense 10 CPAP –AirSense 10 Elite	Combining enhanced digital health technology with effective therapy modes, AirSense™ 11 APAP and CPAP machines are designed to make starting sleep apnea therapy, and adhering to it, easier and more convenient. Our newest device, AirSense 11 includes new features like myAir™ Personal Therapy Assistant and Care Check-In designed to provide tailored guidance to PAP users, helping ease them into therapy and comfortable nightly use. Other features include the availability of remote software updates so users can enjoy the latest version of these tools every night. The prior generation of these devices, called AirSense™ 10, was one of the most widely used series of CPAP and APAP machines, each designed to deliver high-quality therapy for a better night’s sleep. All AirSense machines include a built-in humidifier, Climate Control Auto setting to provide breathing comfort, AutoRamp™ with sleep onset detection and can be used with myAir™, an online support program and app that helps users track their therapy.
AirCurve Bilevel Platform –AirCurve 11 VAuto –AirCurve 11 ASV –AirCurve 10 VAuto –AirCurve 10 ASV –AirCurve 10 S	Bilevel machines include two pressure level settings: a higher pressure when a patient inhales, and a lower pressure that makes it easier to exhale. AirCurve™ devices are for therapy users who benefit from greater pressure support. AirCurve™ 11 VAuto and AirCurve™ 10 VAuto treat patients with OSA and non-compliant OSA. AirCurve™ 11 ASV and AirCurve™ 10 ASV treat patients with CSA, OSA, mixed apneas or periodic breathing. AirCurve 11 includes myAir™, Care Check-In and Personal Therapy Assistant, digital health solutions designed to help users start therapy and stay on track. All AirCurve machines include a built-in humidifier, Climate Control Auto setting to provide breathing comfort and myAir™, an online support program and app that helps users track their therapy.
AirMini portable CPAP	The smallest portable CPAP on the market today, AirMini features the same auto-adjusting therapy modes used in the AirSense™ 10 Auto. The device also features built-in Bluetooth connectivity and effective waterless humidification enabled by HumidX technology.

LIFE SUPPORT PRODUCTS	DESCRIPTION
Stellar 100 and 150	Resmed Stellar™ 100 and 150 ventilators are suitable for invasive and non-invasive ventilation, either at home or in a healthcare setting. They are not life support ventilators. Stellar 150 also includes iVAPS™ (intelligent Volume-Assured Pressure Support) technology to adjust to changing respiratory needs.
Astral 100 and 150
Resmed Astral™ 100 and 150 are life support devices that provide personalized care every step of the way. With both invasive and non-invasive options, they offer a lightweight design, exceptional battery life and adaptive technologies to provide greater mobility and peace of mind.

VENTILATION PRODUCTS	DESCRIPTION
AirCurve Platform
Resmed AirCurve™ devices are designed for people with respiratory conditions that affect breathing such as restrictive lung disorders, severe COPD and hypoventilation. It combines user-friendly controls, an intuitive interface and automatic features to make ventilation therapy effective, comfortable and hassle-free.

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
Mask Systems, Diagnostic Products, Accessories and Other Products
Masks, diagnostic products and accessories together accounted for approximately 37%, 36%, and 35% of our net revenues in fiscal years 2026, 2025, and 2024, respectively.

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
Mask Systems
Mask systems are one of the most important elements of sleep apnea treatment systems. Masks are a primary determinant of patient comfort and as such may drive or impede patient compliance with therapy. We have been a consistent innovator in nasal, nasal pillows, and full-face masks, by improving patient comfort while minimizing size and weight.
The table below provides an overview of our frontline mask systems by category.

CATEGORY	DESCRIPTION
Minimalist	AirFit F40, AirFit P10, and AirFit N30 minimalist masks feature our lightest, lowest profile designs. The features of these masks are focused on minimizing contact with the patient’s face to reduce red marks and irritation.
Freedom	AirFit N30i, AirFit X30i, AirFit P30i, AirFit F30i and AirTouch F30i freedom masks, which feature top-of-head tubing design allowing flexibility to easily switch sleep positions.
Ultra Soft	The AirTouch N30i, AirTouch F30i, AirTouch F20 and AirTouch N20 masks feature soft and breathable materials designed to enhance CPAP mask comfort.
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

PRODUCTS	DESCRIPTION
ApneaLink Air	A portable diagnostic device that measures oximetry, respiratory effort, pulse, nasal flow and snoring. It works with AirView Diagnostics to provide a comprehensive diagnostic solution to clinicians.
NightOwl	A portable, cloud-connected, fully disposable diagnostic device that measures AHI based on derived peripheral arterial tone, actigraphy, and oximetry over several nights.
EasyCare Tx	A comprehensive sleep lab solution that treats a range of patients, designed to support comfortable, uninterrupted sleep for effective titration.
Connected Solutions
We have a suite of products that are designed to allow fewer professionals to manage more patients and empower patients to track their own health outcomes. We are expanding our cloud-based patient management and engagement platforms, such as AirView and other systems used by providers, enabling remote monitoring, over-the-air trouble shooting, changing of device settings, as well as automated patient coaching through a text, email, or interactive voice phone call and myAir, an application that aims to help improve patient comfort and long-term CPAP compliance by providing personalized coaching, daily therapy insights, and tools that support patients throughout their sleep therapy journey.

PRODUCTS	DESCRIPTION
AirView	A cloud-based system enabling remote monitoring and changing of patients’ device settings. AirView also makes it easier to simplify workflows and collaborate more efficiently across patient care networks.
myAir	A personalized therapy management application for patients with sleep apnea providing support, education and troubleshooting tools for increased patient engagement and improved compliance. Smart Comfort, launched in early 2026 to select new myAir users, is the first FDA-cleared AI-enabled medical device that recommends personalized comfort settings to help patients with OSA start and stay on CPAP therapy.
Connectivity Module	A module providing a seamless cellular connection between our compatible life support and ventilation devices (e.g., Astral, Stellar) and our AirView™ system.

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
Other Products
In June 2026, we acquired Noctrix, a company with an FDA De Novo classified medical device that treats restless legs syndrome. The acquisition expands our clinical sleep health portfolio into an adjacent area.

PRODUCTS	DESCRIPTION
Nidra Platform	An FDA De Novo classified wearable neurostimulation device that delivers tonic motor activation therapy to reduce symptoms of restless legs syndrome and improve sleep quality in adults with moderate-to-severe restless legs syndrome who are refractory to medication.
Residential Care Software Products
We provide Residential Care Software products designed to support the professionals and caregivers helping people stay healthy in the home or care setting of their choice. Residential Care Software revenue accounted for approximately 12% of our net revenue in each of fiscal years 2026, 2025, and 2024.

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

Product Development and Clinical Trials
We have a strong track record of innovation in sleep and breathing health solutions. Since introducing our first CPAP device in 1989, we have been committed to an ongoing program of product advancement and development. Currently, our product development and clinical trial efforts are focused on not only improving our current product offerings and usability, but also expanding into new digital product applications.
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
Across the sleep and breathing health platforms, we support clinical trials in many countries including the U.S., Canada, Germany, France, the United Kingdom, Switzerland, Netherlands, Spain, Portugal, Sweden, Iceland, Argentina, Chile, China, Japan, Malaysia, Singapore, and Australia to develop new clinical applications for our technology. We also continue to support some of the largest sleep apnea studies in history by performing advanced statistical analyses on millions of real-world, de-identified, clinical data points collected through our cloud-connected devices and patient engagement tools. These studies provide clinical insights around patient management, device settings, and predictors of patient adherence that inform our product development efforts. Some of the more recent real-world studies point to a link between PAP adherence and reduced mortality among patients with OSA.
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
United States, Canada, and Latin America or "Americas". Our products are typically purchased by an HME provider who then sells the products to the patient. The decision to purchase our products, as opposed to those of our competitors, is made or influenced by one or more of the following individuals or organizations: prescribing practitioners, HME providers, insurers (both private and public), and patients. In the Americas, our sales and marketing activities are conducted through a field sales organization made up of regional territory representatives, program development specialists and regional sales directors. Our field sales organization markets and sells products to HME provider branch locations throughout the Americas.
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
Combined Europe, Asia, and other markets or "Rest of World". We market our products in most major countries in Rest of World geographies. We have wholly owned subsidiaries in Australia, Austria, China, Czech Republic, Denmark, Finland, France, Germany, India, Ireland, Japan, Korea, Netherlands, New Zealand, Norway, Poland, Sweden, Switzerland, Taiwan, Thailand, and the United Kingdom. We use a combination of our direct sales force and independent distributors to sell our products in Rest of World regions. We select independent distributors in each country based on their knowledge of respiratory medicine and a commitment to treatment of sleep apnea with our therapy. In countries where we sell our products directly, a local senior manager is responsible for direct national sales. In many countries, we sell our products to HME providers or hospitals who then sell the products to the patients. In Germany, Australia, New Zealand, and South Korea, we also operate home healthcare businesses, providing products and services directly to patients through a vertically integrated network.
Residential Care Software. Our Residential Care Software solutions are sold to providers of healthcare in various residential care settings. We market and sell our Brightree business management software and service solutions to providers in the U.S. Our primary markets are HME, pharmacy, home infusion, orthotics and prosthetics. Our sales activities for Brightree products are conducted through an employee sales organization made up of strategic account managers, sales engineers and sales directors. We develop, market, and sell our MatrixCare care management and related ancillary solutions to providers in the U.S. and our primary customers are senior living; skilled nursing; life plan communities; home health, home care, and hospice agencies as well as related accountable care organizations. Our MatrixCare management solutions are primarily sold through direct sales, and ancillary solutions are sold both through direct sales and channel sellers.
We develop, market, and sell our MEDIFOX DAN care management and related digital solutions to providers in Germany, including home care organizations, care home operators, youth care providers, and therapy practices; we also provide e-learning content directly to caregiving relatives. Core software functionality covers invoicing, EHR and staff rostering, augmented by integrated solutions such as AI-based workflow automation, e-learning for nurses, and revenue cycle management. Our MEDIFOX DAN solutions are primarily sold through direct sales, enabled by digital lead generation and self-service capabilities, depending on customer segment and solution.
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

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
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
Further, we source many components and materials for our products from and manufacture our products in various countries. Changes to global trade policy, including the imposition, modification, or expansion of tariffs and other trade measures, may drive new inflation risks in our supply chain for these components and materials. On April 5, 2025, U.S. Customs and Border Protection issued a Notice of Implementation confirming that current tariff relief for products like ours continues. The current impact of global tariffs is dynamic, however, new or increased tariffs, reciprocal tariffs, or other disruptions to global trade could have a material impact on our business and financial results through interruption of supply chains, increases in our costs or reduction in the availability of key inputs as our suppliers deal with an uncertain global trade environment, increases in transportation costs, or disruption of global shipping.
Our quality management system is based upon the requirements of ISO 13485, Food and Drug Administration, or FDA, Quality Management System Regulation, or QMSR, European Medical Device Regulation, or MDR, the Medical Device Directive (93/42/EEC) and other applicable regulations for the markets in which we sell. Our main manufacturing sites are certified to ISO 13485 and are audited at regular intervals by a Notified Body. Additionally, our Sydney, Tuas, San Diego, Atlanta, and Moreno Valley sites are certified under the Medical Device Single Audit Program or MDSAP, an audit of medical device manufacturers’ quality management system to satisfy multiple regulatory requirements. MDSAP audits are conducted by a MDSAP recognized auditing organization and can fulfill the needs of multiple regulatory jurisdictions (e.g., Australia, Brazil, Canada, Japan, and the U.S.). Our Sydney and Singapore manufacturing operations operate an Environmental Management System (EMS) certified to ISO 14001:2015. We are progressively extending the EMS across our manufacturing network.
Our main manufacturing facilities for Resmed-branded products are located in Tuas, Singapore; Sydney, Australia; Chatsworth, California, Calabasas, California (beginning in fiscal year 2027); Johor Bahru, Malaysia; and Atlanta, Georgia. The principal factory for our Curative-branded products is in Suzhou, China. Our Narval-branded products are manufactured in Lyon, France. Refer to Item 2 for additional details on these properties. We will continue to expand and balance production volume across our network to meet scale, cost, resilience, and environmental performance objectives, and to meet the needs of customers and patients.
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
In the U.S., our products are purchased primarily by HME providers, health systems, or sleep clinics, who invoice third-party payors directly for reimbursement. Domestic third-party payors include government payors such as Medicare and Medicaid and commercial health insurance plans. These payors may deny coverage and reimbursement if they determine that specific defined coverage criteria are not met or that a device is not used in accordance with certain covered treatment methods, or is experimental, or not deemed reasonable and necessary. Additionally, in the U.S., our acquisitions of VirtuOx and Noctrix require us to bill both commercial and governmental payors. As an IDTF, VirtuOx is subject to various enrollment, coverage and billing requirements by Medicare, state Medicaid Programs, other governmental payors, and commercial health insurance plans. Payors may deny coverage and reimbursement for VirtuOx’s services if they determine that specific defined coverage criteria are not met or that the services are not medically necessary. VirtuOx experiences frequent government payor audits and while we believe that our billing is appropriate, such audits incur

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
business expenses and decisions may not always be favorable. Similarly, Noctrix is a durable medical equipment, or DME supplier for purposes of distributing their products and as such, is also subject to enrollment, coverage and billing requirements by Medicare, state Medicaid Programs, other governmental payors, and commercial health insurance plans. Payors may deny coverage for Noctrix devices if they determine that coverage criteria are not met or that the device and related services are not medically necessary. Further, as a newly-cleared medical device, Noctrix has not yet achieved a national or local coverage determination with the Medicare Program, meaning that individual Medicare administrative contractors may determine coverage on a case by case basis.
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
The last round of competitive bid contracts lapsed, effective January 1, 2019. CMS then removed 13 product categories, including CPAP and respiratory assist devices (or bilevel devices), from the Round 2021 Competitive Bidding Program process. The DMEPOS Competitive Bidding Program (CBP) remains in a temporary gap period following the expiration of Round 2021 contracts for off-the-shelf (OTS) back braces and OTS knee braces on December 31, 2023. On July 2, 2025, CMS released a proposed rule covering, in part, DMEPOS Competitive Bidding Program Updates. A final rule implementing the proposed changes was displayed in the Federal Register on November 28, 2025. Following the 2026 final rule and related program implementation activities, CMS is currently preparing for Round 2028, which is structured as a nationwide Remote Item Delivery (RID) Competitive Bidding Program covering seven (7) specified product categories. During the temporary gap period, fee schedule amounts for competitively bid items and services furnished in former competitive bidding areas are based on 100% of the applicable single payment amount, adjusted for inflation as specified by CMS, while fee schedule amounts for such items and services furnished in areas outside former competitive bidding areas continue to be based on fully adjusted fee schedule amounts determined in accordance with the methodology set forth in 42 C.F.R. § 414.210(g). The upcoming Round 2028 does not include CPAP or other respiratory or sleep-assist devices, however, future changes to the CBP or applicable reimbursement policies could affect our business in the U.S.

Other legislative changes have been proposed and adopted since the Affordable Care Act (ACA) was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 but were subject to a temporary suspension. The Protecting Medicare and American Farmers From Sequester Cuts Act was signed into law December 10, 2021. The law extended the 2% Medicare sequester moratorium through March 31, 2022, adjusted the sequester to 1% between April 1, 2022, and June 30, 2022, and reinstated the full 2% sequestration cut which began on July 1, 2022 and continues until further notice. The payment reduction applicable to healthcare providers applies to the approved Medicare payment amount, after the deductible and coinsurance are applied. The reduction in payment does not affect the 20% coinsurance owed by the patient. The sequestration order covers all payments for services with dates of service on or after July 1, 2022. On March 9, 2024, President Biden signed the Consolidated Appropriations Act, 2024, which included a 2.93% update to the CY 2024 Physician Fee Schedule (PFS) Conversion Factor (CF) for dates of service March 9 through December 31, 2024. This replaced the 1.25% update provided by the Consolidated Appropriations Act of 2023. On November 1, 2024, CMS issued a rule finalizing changes for Medicare payments under the PFS and other

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
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
Additionally, in 2022, the Department of Veterans Affairs, or VA, proposed an adjustment through regulation to amend the previously adopted schedule of VA ratings for sleep apnea. Specifically, the proposed rule would remove in its entirety the current 30% disability rating for veterans exhibiting excessive daytime sleepiness and instead replacing it with a 10% disability rating for veterans with a sleep apnea diagnosis with incomplete relief (as determined by a sleep study) with treatment including a CPAP machine, and further, remove the automatic 50% disability rating for veterans with a documented need for a CPAP machine (50% disability would instead require that the veteran have a sleep apnea diagnosis with ineffective treatment, as determined by a sleep study, or who is unable to use treatment due to comorbid conditions, without end-organ damage). If the changes are implemented, veterans who were rated for sleep apnea before the change in criteria will be grandfathered and retain their rating. However, all veterans filing new claims on and after the change in ratings criteria would be evaluated under the new criteria. The VA has not yet finalized these proposed revisions, and the current rating criteria remains in effect, but should this proposal, or another similar proposal to limit disability ratings be adopted, fewer veterans may pursue treatment of sleep apnea using CPAP or more veterans would claim ineffective treatment with CPAP to obtain a higher rating. The VA may finalize, modify, or withdraw the proposed revisions through a future final rule, the timing and substance of which remain uncertain. The legislative landscape is complex and changes with the influence of one party or the other. The Trump Administration has issued many executive orders and new policy initiatives in 2026, including those impacting the healthcare and life sciences industry. We expect that new legislation, agency rules, and policy changes, including potential changes to the ACA, Medicaid funding, and other healthcare reform measures including flow down impacts from the Bill, may be adopted in the future and may result in additional reductions in Medicare, Medicaid and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for our products and services. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may have a material adverse impact on our revenues, profit margins, profitability, operating cash flows and results of operations.
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

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
Medical Equipment & Supply Co., Ltd, and Lowenstein Medical SE & Co. KG plus regional and new-entrant manufacturers.
Our products compete with surgical procedures, nerve stimulation devices, and dental appliances designed to treat OSA and other sleep apnea-related respiratory conditions. The adoption of new pharmaceuticals to treat obesity, a typical comorbidity of OSA, could impact our ongoing or future sales. For example, injectable glucagon-like peptide-1, or GLP-1, weight loss drugs may lower the occurrence of obesity, eventually reducing the severity of OSA, if significant weight loss is maintained. Injectable weight loss drugs have been approved for treatment of OSA in patients with obesity and moderate to severe OSA and are being marketed by physicians and to consumers. Oral versions of these drugs are also under development and may be approved for the treatment of OSA. The development of new or innovative drugs, procedures, devices, or alternative therapies by others could result in our products becoming obsolete or noncompetitive, which would harm our revenues and financial condition.
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
Patents and Proprietary Rights and Related Litigation
We rely on a combination of patents, designs, trademarks, trade secrets, copyrights, and non-disclosure agreements to protect our proprietary technology and rights. Some of these patents, patent applications, and designs relate to significant aspects and features of our products. We believe the combination of these rights, in aggregate, are of material importance to each of our businesses. Through our various subsidiaries, as of the date of this report, we own or have licensed rights to approximately 10,000 pending, allowed or granted patents and designs globally. Patents and designs have various statutory terms based on the legislation in individual jurisdictions which may be subject to change. Of our patents and designs, approximately 429 U.S. patents and designs and approximately 768 foreign patents and designs are due to expire in the next five years. We believe that the expiration of these patents will not have a material adverse impact on our competitive position.
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
Government Regulations
FDA
Our products are subject to extensive regulation particularly as to safety, efficacy and adherence to FDA QMSR, and related manufacturing standards. Medical device products are subject to rigorous FDA and other governmental agency regulations in the U.S. and similar regulations of foreign agencies abroad. The FDA regulates the design, development, research, preclinical and clinical testing, introduction, manufacture, advertising, labeling, marking, packaging, marketing, distribution, import and export, and record keeping for our products, in order to ensure that medical products distributed in the U.S. are safe and effective for their intended use. In addition, the FDA is authorized to establish special controls to provide reasonable assurance of the safety and effectiveness of most devices. Non-compliance with applicable requirements can result in import detentions, fines, civil and administrative penalties, injunctions, suspensions or losses of

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
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
Any devices we manufacture and distribute pursuant to exemption, clearance or approval by the FDA are subject to pervasive and continuing regulation by the FDA and certain state agencies in the U.S. These include product listing and establishment registration requirements, which help facilitate FDA inspections and other regulatory actions. As a medical device manufacturer, all of our manufacturing facilities are subject to inspection on a routine basis by the FDA. We are required to adhere to applicable regulations setting forth detailed cGMP requirements, as set forth in the QMSR, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all phases of the design and manufacturing process. Noncompliance with these standards can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, refusal of the government to grant clearance or approval of devices, withdrawal of marketing approvals and criminal prosecutions. We believe that our design, manufacturing and quality control procedures comply with the FDA’s regulatory requirements.
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

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
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
RESMED INC. AND SUBSIDIARIES
Regulation (EU) 2017/745 on medical devices (MDR) became applicable in the EU on May 26, 2021, repealing and replacing Directive 93/42/EEC (MDD). Unlike the MDD, which had to be implemented into the national laws of the EEA member states, the MDR is directly applicable in all EEA member states, without the need for implementing national legislation, thus eliminating previously existing differences in the regulation of medical devices among EEA member states. The MDR is intended to establish a uniform, transparent, predictable, and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. Regulation (EU) 2017/746 (IVDR), applicable as of May 26, 2022, provides for the regulatory framework applicable to in vitro diagnostic medical devices.
The MDR provides for a transitional regime that currently allows devices with a CE Certificate issued in accordance with the MDD to be placed on the market until December 31, 2027 or December 31, 2028, depending on device risk classification, provided that such devices satisfy certain conditions.
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
The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The civil False Claims Act also applies to false submissions that cause the government to be paid less than the amount to which it is entitled, such as a rebate. Intent to deceive is not required to establish liability under the civil False Claims Act. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Private suits filed under the civil False Claims Act, known as qui tam actions, can be brought by individuals on behalf of the government. These individuals may share in any amounts paid by the entity to the government in fines, judgment, or settlement.

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

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
influenced a Medicare or Medicaid beneficiary to select a particular provider, practitioner or supplier); however, following our acquisitions of VirtuOx and Noctrix, both Medicare suppliers, we are directly subject to the beneficiary inducement prohibition if we provide any remuneration to a Medicare or Medicaid beneficiary that is intended to or that we should know would be likely to influence that beneficiary to select VirtuOx or Noctrix as their supplier.
The Federal Physician Self-Referral Law, or the Stark Law, 42 U.S.C. 1395n, is a strict liability statute that prohibits a physician (or an immediate family member of a physician) who has a financial relationship with an entity from referring patients to that entity for certain designated health services, or DHS, payable by Medicare (and in some cases, Medicaid), unless an exception applies. The Stark Law also prohibits such an entity from presenting or causing to be presented a claim to Medicare for DHS provided pursuant to a prohibited referral, and requires the timely refund of collections related to any such prohibited claims. While VirtuOx is a Medicare-enrolled supplier, it currently bills only for the following CPT Codes: 94762, 95819, 95800, G0399, 93229, 93228, 93268, 93271, 93286, 93224, 93243, 93241, 93247, and 93245. None of these codes appear on the CMS DHS Code List, and therefore, we are not currently subject to the Stark Law by virtue of our acquisition of VirtuOx. However, we will need to monitor our VirtuOx offerings in the future and if we choose to offer any DHS, we will be subject to the Stark Law. Noctrix, on the other hand, is a DME supplier and DME is categorically classified as DHS; therefore, the Stark Law applies directly to Noctrix and its relationships with referring physicians. Notably, Noctrix is a one-product DME supplier and therefore other pertinent limitations that might potentially be applicable to us by owning a DME supplier (e.g., Medicare CPAP Payment Prohibition) do not apply.
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

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
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
In some of our operations, such as those involving our cloud-based software digital health applications, we are a business associate under HIPAA, requiring us to comply with the terms of the business associate agreements we have with our covered entity customers. Additionally, by virtue of our acquisitions of VirtuOx and Noctrix, and expanded efforts to reach patients seeking treatment, we are also subject to the rules applicable to a covered entity. Therefore, we are required to comply with the HIPAA Security Rule, Breach Notification Rule and the HIPAA Privacy Rule. We are limited by HIPAA with respect to our use and disclosure of protected health information created or received and could potentially face significant civil and criminal penalties if the Department of Health and Human Services Office for Civil Rights (OCR), or any state Attorney General, were to determine that we failed to comply with the applicable HIPAA standards.
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
RESMED INC. AND SUBSIDIARIES
In addition, the European Union General Data Protection Regulation, or GDPR, went into effect in May 2018. The United Kingdom, or the UK, has adopted the UK General Data Protection Regulation, or UK GDPR; the EU GDPR and UK GDPR are herein collectively referred to as GDPR. The GDPR imposes stringent data protection requirements for the processing of personal data, whenever GDPR applies to such processing, such as certain processing in the EEA, or in the UK. The GDPR increases our obligations, for example, by requiring more robust disclosures to individuals, strengthening individual data rights, instituting procedures for mandatory data breach notifications to regulators within a short timeframe, limiting retention periods and secondary use of information (including for research purposes), increasing requirements pertaining to health data and pseudonymized (i.e., key-coded) data and imposing additional obligations when we contract with third party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EEA or UK, including to the U.S.; legal developments continue to create complexity regarding such transfers of personal data from the EEA or UK to the U.S. For example, the European Commission and UK standard contractual clauses under which entities may transfer personal data from the European Union and the UK require us to evaluate such data transfers on a case-by-case basis to ensure continued permissibility under current law and consistent with the standard contractual clauses. GDPR provides that EEA member states and the UK may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs to increase and harm our business and financial condition. Failure to comply with the requirements of GDPR and the applicable national data protection and marketing laws of the EEA member states may result in fines of up to €20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties as well as individual claims for compensation.
Further, the UK GDPR also provides for significant data protection fines up to the greater of approximately £18 million or 4% of global turnover.
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
Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to implement additional mechanisms to comply with the new data protection rules. With respect to VirtuOx and Noctrix, for instance, we will need to meet HIPAA's requirements for covered entities and support this additional privacy function. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations, damage our reputation and customers’ trust.
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

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
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
In addition, Regulation (EU) 2024/1689 on harmonized rules on artificial intelligence, or the EU AI Act, went into effect in August 2024. The EU AI Act aims to establish a comprehensive regulatory framework for AI. The EU AI Act prohibits the use of AI systems that present unacceptable risk to fundamental rights or public safety. Non-prohibited AI systems may be subject to stringent requirements depending on the level of risk presented, including mandatory risk assessments, transparency obligations, and human oversight. Failure to comply with the requirements of the EU AI Act and the applicable national laws of the EU member states may result in fines of up to €35 million or up to 7% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Numerous other countries have adopted or are considering similar frameworks to regulate the use, development, or deployment of AI.
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
Human Capital
At Resmed, our mission of transforming patient care in the residential setting through innovative solutions and technology-driven integrated care is largely achieved by our continuous efforts to ensure that we prioritize fostering an inclusive environment that helps our people and our patients achieve success. Our culture is designed to unlock the potential, skills, engagement and creativity of our people. Our Code of Business Conduct & Ethics, values and ethical business practices and policies support workplace behavior and communication, including discrimination and harassment prevention, health and safety, and employee engagement, talent attraction, retention, and development.
Our board of directors and its committees provide general oversight on a range of our human capital management efforts. This includes environmental, social, and governance efforts addressed below.
As of June 30, 2026, we had approximately 11,370 employees, of which approximately 4,590 were employed in cost of sales activities including areas such as warehousing and manufacturing, 2,300 in research and development and 4,480 in sales, marketing and administration. Of our employees, approximately 3,490 (31%) were located in the Americas, 3,560 (31%) in Asia, 1,650 (15%) in Australia and 2,670 (23%) in Europe. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel that represent the world we live in, in every way. Resmed’s average global turnover rate for fiscal year 2026 was approximately 13%.
Our Community
We are committed to the success of our employees and our patients. This commitment is integral to how we collaborate and communicate, in the policies we establish, and in our product design. Our dedication drives transformation in our patients' healthcare, improving lives globally. We focus on people practices, developing solutions and programs that enhance our business and brand success. Our objectives during this year focused on product design and raising awareness

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
through discussions on accessibility design for our products. Additionally, we continued to expand outreach efforts, collaborating with employee resource groups, or ERGs, and global site leaders to create a global giving program supporting science, technology, engineering, and mathematics, or STEM, health, and sleep awareness initiatives.
Employee Resource Groups. We continue to place a high value on initiatives that create community, learning and volunteer opportunities for our employees. Our global network comprises employee-driven ERGs that are instrumental in advancing the success of our patients and employees. Events are accessible to all employees on a purely voluntary basis to encourage learning and community involvement.
Learning and Development of Inclusion Values. Our leaders across the organization work directly with our People team to improve team dynamics and collaboration. We offer various resources for leaders to leverage in their workshops and sessions.
Strategic Inclusive Development. Employees apply or are nominated by their leaders to sit on our global council that advises on, and promotes, our inclusion efforts. The council aims to share developments and gather feedback from representatives across a wide representation of functions and office locations. We are also actively defining and streamlining internal language and partnerships in product design, medical research, mask testing, social media, and patient outreach to ensure accessibility and inclusivity are prioritized.
Leadership Engagement. ERGs are supported by Executives that serve as a network of champions and help kick off events, attend, advertise, and share learnings with their wider teams. They meet collectively to share impressions, give feedback, and provide ideas on the goal of developing our people.
Community Outreach & Giving Back. This year, we continued strengthening our community support efforts by designing a giving program to better track and report our efforts, ensuring we provide meaningful support to the communities surrounding our offices.
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

PART I	Item 1
RESMED INC. AND SUBSIDIARIES
employee stock purchase plan globally, as well as recognition rewards catered to localized market practices. Eligibility for non-salary benefits such as salary continuance, life insurance, retirement, health insurance, and other benefits, are also aligned to local regulations and practices.
Employee Health and Safety
We believe that a physically safe, and mentally healthy, working environment helps our people deliver their best work. We employ global standards to provide the framework for our locally compliant, integrated and effective health and safety management systems which enable the capability, autonomy & accountability of the leaders to manage local sites. This year, we enhanced our resources dedicated to mental health and psychological safety in the workplace. Our approach is to prioritize health and safety as a positive contributor to innovation, continuous improvement and business sustainability through focusing on making work easier, which in turn makes work safer and more efficient.
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
Summary of Risk Factors
The following is a summary of the risks that are more fully described in the following section below:
Risks Related to Our Business and Industry
•Our inability to compete with new and existing technology may harm our business.
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
•We are subject to potential professional services liability claims due to our recent acquisition of VirtuOx, which may exceed the scope and amount of our insurance coverage, which would expose us to liability for uninsured claims.
•Our intellectual property may not protect our products, and/or our products may infringe on the intellectual property rights of third parties.
•If we fail to source, develop and retain key employees, our business may suffer.
•Our leverage and debt service obligations could adversely affect our business.
•We are subject to new areas of direct healthcare oversight by federal government agencies due to our acquisitions of VirtuOx and Noctrix.
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
•Failure to identify, execute, and integrate acquired businesses into our operations successfully, or challenges related to the Company's strategic initiatives, including divestitures.
•If we are unable to support our continued growth or achieve expected operating efficiencies, our business could suffer.

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
•Our business depends on our ability to effectively educate and engage dealers of home healthcare products, sleep clinics and physicians, health care providers, and patients regarding the benefits of our products, software solutions and services.
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
•We are subject to various risks relating to our compliance with fraud and abuse laws and transparency laws relating to our interactions with our customers, healthcare providers, other referral sources and patients, which could subject us to government investigation, litigation, or other penalties to the extent our activities or relationships are found not to comply or could otherwise cause us to incur significant costs to defend our actions, and could result in substantial fines, penalties, harm our reputation in the market, divert our management’s attention, or result in changes in our business operations that could harm our ability to successfully market and sell our products and services.
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
•Our use of artificial intelligence in certain products, software solutions and business operations may expose us to operational, regulatory and reputational risks that could adversely affect our business, financial condition and results of operations.
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
•Income tax laws, regulations, and enforcement practices in various jurisdictions are evolving and, as a result, tax authorities are aggressively pursuing taxpayers. This may result in expense as well as management distraction, which may result in a material adverse effect on our results of operations, cash flows and financial position.
•We are subject to ongoing tax audits by various local tax authorities, some of which are aggressively pursuing taxes on transferred or discontinued local operations.

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
•Sustainability and corporate governance issues are constantly evolving, leading to additional investment and expense, and may have an adverse effect on our business, financial condition and results of operations and reputation.
Risks Related to the Securities Markets and Ownership of Our Common Stock
•Our quarterly operating results are subject to fluctuation for a variety of reasons.
•Our ability to sustain or grow dividends or repurchase shares is subject to board discretion.
•Delaware law and provisions in our charter could make it difficult for another company to acquire us.

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
Risk Factors
Risks Related to Our Business and Industry
Our inability to compete with new and existing technology may harm our business. The geographic markets for our products, which encompass Sleep and Breathing Health products and Residential Care Software offerings, are highly competitive and are characterized by frequent product improvements and evolving technology, and new therapies, including existing and new pharmaceuticals. Our ability to compete successfully depends, in part, on our ability to develop, manufacture and sell innovative new products and to enhance existing products that treat OSA more effectively than competing treatments. For our Sleep and Breathing Health business, the development of innovative new products by our competitors or the discovery of alternative treatments or potential cures for the conditions that our products treat could make our products noncompetitive or obsolete. Current competitors, new entrants, academics, and others currently may be developing, or may develop, new devices, alternative treatments or cures, and targeted or indirect pharmaceutical solutions to the conditions our products treat that could provide better features, clinical outcomes or economic value than those that we currently offer or subsequently develop. For example, certain pharmaceutical treatments, such as GLP-1s currently approved to treat diabetes and for weight loss, may enhance patient health, lower the occurrence of obesity, or potentially reduce the severity or existence of OSA. For Residential Care Software, the demand for business management software is highly competitive, rapidly evolving and characterized by changing technologies, with low barriers to entry, shifting customer needs, increasing adoption of artificial intelligence, or AI, and frequent introductions of new products and services. Rapid advances in AI, including generative AI and autonomous software agents, may fundamentally change how healthcare providers manage administrative, operational and clinical workflows. Customers also increasingly expect AI-enabled capabilities to be incorporated into software offerings, requiring us to make significant investments in research and development, data infrastructure, cybersecurity, regulatory compliance and AI governance to remain competitive. In addition, many prospective customers have invested substantial personnel and financial resources to implement and integrate their existing business management software and may therefore be reluctant to switch to one of our platforms or products. If we are unable to successfully innovate, develop, acquire or integrate capabilities that meet evolving customer expectations, or if competitors offer superior solutions, demand for our software offerings, competitive position, financial condition and results of operations could be adversely affected.
Additionally, some of our competitors, including those described above, have greater financial, research and development, manufacturing and marketing resources than we do. The healthcare space is attractive to many companies, particularly new entrants interested in developing digital health models to compete with offerings of more established companies like us. Additionally, one of our competitors, Philips, continues to operate in the U.S. under a consent decree resulting from its product recall. We cannot predict the timing or nature of their substantial return or the impact to our business, financial condition, and results of operations. The temporary ban against sales of Philips flow generators has provided an opportunity for smaller companies to compete for customers. Continuing competition could increase pressure on us to reduce the selling prices of our products or could cause us to increase our spending on research and development and sales and marketing. If we are unable to develop innovative new products, maintain competitive pricing, enhance existing products, and offer products that purchasers perceive to be as good as those of our competitors, including the use of pharmaceuticals, our sales and gross margins could decrease, which would harm our business.
Consolidation in the healthcare industry and healthcare payment reform could have an adverse effect on our revenues and results of operations. Numerous initiatives and reforms by legislators, regulators, and third-party payors to curb the rising cost of healthcare have catalyzed a consolidation of aggregate purchasing power where we sell our products and services. Some HME providers, durable medical equipment (DME) suppliers, third-party payors and residential health providers are also consolidating or forming strategic alliances. As the healthcare industry consolidates, competition to provide goods and services to industry participants may become more intense. These industry participants may try to use their market power to negotiate price concessions or volume reductions for medical devices and components produced by us. We expect that market demand, government regulation and third-party coverage and reimbursement policies will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers, which may increase competition and exert downward pressure on the prices of our products and services which may adversely impact our business, results of operations, financial condition, and cash flows.
Global macroeconomic conditions, including the direct and indirect effects of inflation, supply chain disruptions, reciprocal tariffs, and fluctuations in foreign currency exchange rates, could adversely affect our operations and profitability. Global economic conditions, geopolitical instability, the impact of tariffs and trade wars on our suppliers,

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
and other macroeconomic factors, including inflation, supply chain disruptions, such as recent shipping disruptions, interest rate and foreign currency rate fluctuations, and volatility in the capital markets could negatively impact our business, financial condition, and results of operations. The growth of our business and demand for our products and services are affected by changes in the health of the overall global economy. Deterioration in the global economic environment may cause decreased demand for our products and services which could result in lower product sales, services revenue, lower prices for our products, or reduced reimbursement rates by third-party payors, while increasing the cost of operating our business.
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
Tariffs or trade restrictions that may be implemented by the U.S. or retaliatory trade measures or tariffs implemented by other countries could result in reduced economic activity, increased costs in operating our business, reduced demand and changes in purchasing behaviors for our customers, limits on trade with the U.S. or other potentially adverse economic outcomes. Additionally, specific legislative and regulatory proposals may be introduced to change international trade law, regulations or interpretations thereof (possibly with retroactive effect) of various jurisdictions or limit trade relief benefits that, if enacted, could materially increase the cost of our goods to export internationally, increase our effective tax rate, or have a material adverse impact on our financial condition and results of operation. We cannot predict whether our own or industry initiatives to maintain, extend or create tariff relief for our products and manufacturing will be successful. We also cannot predict the effect, if any, of the imposition of new or increased tariffs by one country and retaliatory responses by other countries who are trade partners. It is possible that these changes could adversely affect our business beyond the resilience of our current supply chain and investment in manufacturing flexibility. Further, actions we take to adapt to new tariffs or trade restrictions may increase our costs or risks or may cause us to modify our operations, which could be time-consuming and expensive; impact pricing of our products, which could impact our sales, profitability, and our reputation; or cause us to forgo new business opportunities. While tariffs and other retaliatory trade measures imposed by other countries on U.S. goods and services have not had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on results of our operations, financial position and cash flows.
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

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
We are subject to various risks relating to international activities that could affect our overall profitability. We manufacture substantially all of our products outside the U.S. and sell a significant portion of our products outside the U.S. Sales in Rest of World regions accounted for approximately 37% and 36% of our net revenues in the years ended June 30, 2026 and June 30, 2025, respectively. Our sales and operations outside of the U.S. are subject to several difficulties and risks that are separate and distinct from those we face in the U.S., including:
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
In December 2021, the U.S. adopted the Uyghur Forced Labor Prevention Act, or the UFLPA, which creates a rebuttable presumption that any goods, wares, articles, and merchandise mined, produced, or manufactured in whole or in part in the Xinjiang Uyghur Administrative Region of China, or that are produced by certain entities, are prohibited from importation into the U.S. and are not entitled to entry. These import restrictions came into effect in June 2022. Additionally, the military conflict between Russia and Ukraine has resulted in the implementation of sanctions by the U.S. and other governments against Russia and has caused significant volatility and disruptions globally. Conflicts in the Middle East have led to fluctuations in oil prices and global economic instability, resulting in higher supply and transportation costs. While we are not presently aware of any direct impacts these restrictions have had on our suppliers’ supply chains, disruptions resulting from conflicts in Iran and Ukraine and the UFLPA may materially and negatively impact our suppliers’ ability to obtain a sufficient supply of raw materials necessary to meet the quantity and/or timing of our product demands. Further, it is not possible to predict the short- and long-term implications of global conflict, which could include but are not limited to further sanctions, uncertainty about economic and political stability, increases in inflation rate and energy prices, cyber-attacks, supply chain challenges and adverse effects on currency exchange rates and financial markets. Our combined sales of medical devices into Iran, Russia and Ukraine did not constitute a material portion of our total revenue in fiscal year 2026.
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

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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
We are subject to potential product liability claims that may exceed the scope and amount of our insurance coverage, which would expose us to liability for uninsured claims. We are subject to potential product liability claims as a result of the design, manufacture and marketing of medical devices. Any product liability claim brought against us, with or without merit, could result in an increase of our product liability insurance rates. In addition, we would have to pay any amount awarded by a court outside of our policy limits. Our insurance policies have various exclusions, and thus we may be subject to a product liability claim for which we have no insurance coverage, requiring us to pay the entire amount of any award. We cannot assure that our insurance coverage will be adequate or that all claims brought against us will be covered by our insurance and we cannot assure that we will be able to obtain insurance in the future on terms acceptable to us or at all. A successful product liability claim brought against us in excess of our insurance coverage, if any, may require us to pay substantial amounts, which could harm our business. We may also be affected by the product recalls and other risks associated with the products of our competitors if customers and patients are uncertain if issues affecting our competitors may also affect us.
We are subject to potential professional services liability claims due to our recent acquisition of VirtuOx, which may exceed the scope and amount of our insurance coverage, which would expose us to liability for uninsured claims. As an independent diagnostic testing facility, VirtuOx operates in the diagnostic services business, which exposes us to claims alleging malpractice. While VirtuOx engages physicians to interpret its diagnostic tests on an independent contractor basis and therefore, may be able to shed malpractice liability to the extent that those professional interpretations are incorrect, most likely a harmed patient or healthcare provider will bring claims against both VirtuOx and its interpreting physicians and VirtuOx could be held liable. Any professional liability claim brought against us, with or without merit, could result in an increase of our malpractice liability insurance rates. In addition, we would have to pay any amount awarded by a court or jury outside of our policy limits. Our insurance policies have various exclusions, and thus we may be subject to a malpractice liability claim for which we have no insurance coverage, requiring us to pay the entire amount of any award. We cannot assure that our insurance coverage will be adequate or that all claims brought against us will be covered by our insurance and we cannot assure that we will be able to obtain insurance in the future on terms acceptable to us or at all. A successful malpractice liability claim brought against us in excess of our insurance coverage, if any, may require us to pay substantial amounts, which could harm our business.
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
If we fail to source, develop and retain key employees, our business may suffer. Our ability to compete effectively depends on our ability to source and retain key employees, including people in senior management, sales, marketing, technology, and research and development. Competition for top talent in the healthcare and health technology industries can be intense. Our ability to source and retain such talent will depend on many factors, including hiring practices of our competitors, compensation and benefits, flexibility regarding virtual and hybrid work arrangements, work location, work environment, industry economic conditions, and corporate culture. If we cannot effectively source, develop and retain qualified employees to drive our strategic goals, our business could suffer.
Our leverage and debt service obligations could adversely affect our business. As of June 30, 2026, our total outstanding debt was $660 million and we may incur additional indebtedness in the future. Our indebtedness could have adverse consequences, including:
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
Our debt service obligations will require us to use a portion of our operating cash flow to pay interest and principal in indebtedness, which could impede our growth. Our ability to make payments on, and to refinance, our indebtedness, and to fund the future expansion of our business will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory, and other factors, many of which are beyond our control.
We are subject to new areas of direct healthcare oversight by federal government agencies due to our acquisitions of VirtuOx and Noctrix. In 2025, we acquired VirtuOx, a software-enabled independent diagnostic testing facility, or IDTF, and provider of technology solutions to facilitate in-home and remote testing services for sleep, respiratory, cardiac, and other health conditions across the U.S. Additionally, in June 2026, we acquired Noctrix, a DME supplier and manufacturer of a neurostimulation FDA-cleared device to treat restless legs syndrome. As a Medicare-enrolled IDTF, VirtuOx, and as a

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
Medicare-enrolled DME supplier, Noctrix, are each subject to laws, regulations and policies pertaining to their Medicare enrollment, state Medicaid participation, and direct billing of both governmental and commercial insurance programs. These laws include but are not limited to the federal Anti-Kickback Statute, the Stark Law, the federal civil and criminal False Claims Acts, the Civil Monetary Penalty Law’s beneficiary inducement prohibition, and their state law equivalents. Additionally, VirtuOx may be subject to state laws prohibiting the corporate practice of medicine, due to its engagements of healthcare professionals for the provision of medical services. Both VirtuOx and Noctrix are also subject to HIPAA as covered entities, which requires additional compliance efforts to meet all provisions under the HIPAA Privacy Rule and applicable requirements under the Electronic Standard Transactions Rule. As Resmed has historically only been subject to HIPAA as a business associate, these additional compliance requirements will require new policies, procedures, and data processing protocols, as well as the dedication of additional privacy, security and compliance personnel to ensure compliance with HIPAA. Further, VirtuOx and Noctrix's direct billing statuses increase their risk relative to Resmed under the healthcare fraud and abuse laws and false claims laws. IDTFs and DMEs, in particular, have extensive Medicare participation, billing and documentation requirements that will require additional compliance and legal resources to ensure that ongoing operations comply with applicable laws. Both entity types are also subject to heightened governmental scrutiny due to the belief that fraudulent actions and claims for services are more prevalent in the IDTF and DME industries, leading to a higher volume of payor denials, audits, and investigations. If we become the subject of a government investigation, payor audit, or whistleblower lawsuit based on an allegation of noncompliance with one or more of these requirements, we risk potential refund of overpayments, financial penalties for violations, potential removal of participation in federal, state, and/or commercial payor programs, negative publicity, loss of public trust, and diversion of management’s time, attention and resources. Many of these risks exist even if we are able to successfully defend against such allegations. In the event that a violation is found, or we are forced to resolve a dispute with a governmental entity, our revenue, reputation, strategic goals, and business operations could suffer.
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

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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
Failure to identify, execute, and integrate acquired businesses into our operations successfully, or challenges related to the Company's strategic initiatives, including divestitures. As part of our strategy to develop and identify new solutions and technologies and optimize our portfolio of products, we have completed several acquisitions and investments and may make additional acquisitions, investments, or divestitures in the future. Our integration of the operations of acquired businesses, or a divestiture of part of our existing businesses, including the separation of our MatrixCare business, requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing, and finance. These efforts result in additional expenses, and our management may have attention diverted while trying to integrate acquisitions. In addition, the cumulative effect of simultaneously executing multiple transactions may increase operational complexity and heighten execution and timing risks. Our ability to realize the anticipated benefits of acquisitions depends not only on the successful integration of acquired businesses, but also on our ability to identify appropriate acquisition targets, evaluate their strategic fit and long‑term value, accurately assess risks and liabilities, and negotiate and complete transactions on acceptable terms. Our acquisitions may involve the undertaking of additional risk areas and the investment of additional resources and personnel to manage that risk. In addition, we cannot be certain that the businesses we acquire will become profitable or remain profitable. We also could experience negative effects on our business, results of operations, financial condition, and cash flows from acquisition-related charges, and amortization of intangible assets. Moreover, we have recorded intangible assets, including goodwill, in connection with our acquisitions. We evaluate goodwill for impairment annually and other acquired intangible assets whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Our impairment assessments require significant judgments and assumptions, including those related to macroeconomic conditions, industry and market trends, projected revenues and cash flows, and discount rates. If actual results differ from these assumptions or market conditions change, we may be required to record material impairment charges that could adversely affect our results of operations. These effects, combined with transaction costs, retention or separation‑related expenses, and potential delays in realizing anticipated synergies or strategic benefits, may place pressure on earnings or cash flows.
In addition, expected strategic benefits from any planned or completed divestiture, including the separation of our MatrixCare business, may not be realized or may take longer to realize than expected, and there can be no assurance that disputes will not arise under transition service, or other agreements that have or may be executed as part of a divestiture. Challenges associated with executing these transactions may materially adversely affect our business, results of operations, financial condition, and cash flows.
If we are unable to support our continued growth or achieve expected operating efficiencies, our business could suffer. As we continue to grow, the complexity of our operations increases, placing greater demands on our management. Our ability to manage our growth effectively depends on our ability to implement and improve our financial and management information systems on a timely basis and to effect other changes in our business including the ability to monitor and improve manufacturing systems, and implement information technology, and quality and regulatory compliance systems, among others. Unexpected difficulties during upgrades, expansion, the failure to successfully replace or upgrade our management information systems, the failure to manage costs or our inability to respond effectively to growth or plan for future expansion could cause our growth to slow or stop.
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

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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
Our business depends on our ability to effectively educate and engage dealers of home healthcare products, sleep clinics and physicians, health care providers, and patients regarding the benefits of our products, software solutions and services. We market our products and services primarily to HME providers, sleep clinics, and physicians that diagnose OSA and other sleep disorders, as well as to non-sleep specialist physician practices that diagnose and treat sleep disorders in the course of providing primary care to patients. We believe that these groups play a significant role in determining which brand or type of product a patient will use. The success of our business depends on our ability to market effectively to these groups to ensure that our products are properly prescribed, marketed and sold by these third parties.
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
We have expanded our marketing activities in some areas to target the population with a predisposition to sleep-disordered breathing as well as primary care physicians and various medical specialists. We cannot assure that these marketing efforts will be successful in increasing awareness or sales of our products and services. Additionally, as our business increasingly includes digital health solutions and patient-facing technologies, our ability to educate, engage and support patients throughout their therapy journey has become increasingly important. If we are unable to effectively engage patients through our digital platforms, educational initiatives or other programs, or if patients do not adopt or continue to use these offerings as intended, patient satisfaction, therapy adherence and demand for certain of our products and services could be adversely affected.
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
If our software products fail to perform properly or if we fail to develop enhancements, we could lose customers, become subject to service performance or warranty claims and our sales could decline. Our software solutions operations are dependent upon our ability to prevent system interruptions and, as we continue to grow, we will need to devote additional resources to improving our infrastructure to maintain the performance of our products and solutions. The applications underlying our software solutions products are inherently complex and may contain material defects or errors,

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
which may cause disruptions in availability or other performance problems. We have from time to time found defects in our products and may discover additional defects in the future that could result in data unavailability, unauthorized access to, loss, corruption or other harm to our customers’ data. While we implement bug fixes and upgrades as part of our regularly scheduled system maintenance, we may not be able to detect and correct defects or errors before implementing our products and solutions. Consequently, we or our customers may discover defects or errors after our products and solutions have been deployed. If we fail to perform timely maintenance, or if customers are otherwise dissatisfied with the frequency and/or duration of our maintenance services and related system outages, our existing customers could elect not to renew their contracts, delay or withhold payment, or potential customers may not adopt our products and solutions and our brand and reputation could be harmed. In addition, the occurrence of any material defects, errors, disruptions in service or other performance problems with our software could result in warranty or other legal claims against us and diversion of our resources. The costs incurred in addressing and correcting any material defects or errors in our software and expanding our infrastructure and architecture in order to accommodate increased demand for our products and solutions may be substantial and could adversely affect our operating results. In addition, our software products and digital health solutions increasingly rely on interoperability with third-party technologies and platforms, and other connected health technologies. Changes to these technologies or platforms, including modifications to technical standards, application programming interfaces, operating systems, security requirements or commercial terms, could require significant development resources, delay product enhancements, reduce interoperability or negatively affect the functionality or adoption of our products and services. In addition, if we are unable to establish, maintain or expand strategic technology partnerships or integrations that support our digital ecosystem, our ability to compete effectively and deliver connected care solutions could be adversely affected.
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

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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
RESMED INC. AND SUBSIDIARIES
Other federal legislative changes have been proposed and adopted since the ACA was enacted. The Budget Control Act of 2011 required, among other things, mandatory across-the-board reductions in certain types of federal spending, also known as sequestration. Medicare claims with dates-of-service or dates-of-discharge on or after July 1, 2022 and effective until further notice, incur a 2% reduction in Medicare payment, known as Medicare Sequestration Payment Reductions. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012, was signed into law, which further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, the Consolidated Appropriations Act of 2024 (CAA) was signed into law in March 2024. Among other things, the CAA reduced by half the 3.37% reduction to 2023’s Medicare Physician Fee Schedule (PFS) conversion factor that had been in place since January 1, 2024, increasing the conversion factor to $33.32 for services furnished between March 9 and December 31, 2024. On November 1, 2024, CMS issued a rule finalizing changes for Medicare payments under the PFS and other Medicare Part B policies, effective on or after January 1, 2025. Under this final rule, the average payment rates under the PFS would be reduced by 2.93% in CY 2025, removing the temporary increase in payment for CY 2024. This amounts to an estimated CY 2025 PFS conversion factor of $32.35, resulting in lower Medicare payments to Part B suppliers. On July 4, 2025 the One Big Beautiful Bill Act was signed into law and provided a 1-year, 2.5% statutory payment update under the PFS for CY 2026. CMS subsequently finalized the CY 2026 PFS, which incorporates that statutory update together with other payment adjustments and policy changes. Future Medicare physician payment rates remain subject to annual CMS rulemaking and potential legislative action, and we cannot predict the extent to which future changes may affect payments for services furnished under the Medicare program. Additionally, pursuant to the Consolidated Appropriations Act of 2026, many of the temporary Medicare telehealth flexibilities, including the waiver of geographic and originating site restrictions for certain telehealth services, have been extended through December 31, 2027. Certain telehealth flexibilities applicable to behavioral health services have been made permanent. Congress or CMS may modify these policies through future legislation or rulemaking, and we cannot predict whether the temporary flexibilities will be further extended, modified, or allowed to expire.
In 2022, the VA proposed an adjustment through regulation to amend the previously adopted schedule of VA ratings for sleep apnea. Specifically, the proposed rule would remove in its entirety the current 30% disability rating for veterans exhibiting excessive daytime sleepiness and replace it with a 10% disability rating for veterans with a sleep apnea diagnosis with incomplete relief (as determined by a sleep study) with treatment including a CPAP machine, and further, remove the automatic 50% disability rating for veterans with a documented need for a CPAP machine (50% disability would instead require that the veteran have a sleep apnea diagnosis with ineffective treatment, as determined by a sleep study, or who is unable to use treatment due to comorbid conditions, without end-organ damage). The VA has not yet finalized these proposed revisions, and the current rating criteria remains in effect, but should this proposal, or another similar proposal to limit disability ratings be adopted, fewer veterans may pursue treatment of sleep apnea using CPAP or more veterans would claim ineffective treatment with CPAP to obtain a higher rating. If the changes are implemented, veterans who were rated for sleep apnea before the change in criteria will be grandfathered and retain their rating. However, all veterans filing new claims on and after the change in ratings criteria would be evaluated under the new criteria. The VA may finalize, modify, or withdraw the proposed revisions through a future final rule, the timing and substance of which remain uncertain.
On June 9, 2025, CMS finalized a National Coverage Determination (NCD) entitled “Noninvasive Positive Pressure Ventilation (NIPPV) in the Home for the Treatment of Chronic Respiratory Failure (CRF) Consequent to Chronic Obstructive Pulmonary Disease (COPD).” The NCD establishes a uniform national coverage criteria for Respiratory Assist Devices (RADs) with bi-level capacity, with or without a backup rate feature, and for the first time, Home Mechanical Ventilators (HMVs) for patients with chronic respiratory failure (CRF) consequent to COPD. CMS subsequently issued implementation guidance on August 21, 2025 instructing Medicare contractors to process claims under the NCD effective June 9, 2025. Although the NCD establishes national coverage criteria that may reduce reimbursement uncertainty and replace previously applicable local coverage determination (LCD) policies for this indication, it also imposes specific clinical qualification, documentation, and ongoing patient monitoring requirements. The extent to which these national coverage criteria and associated operational requirements will affect providers, suppliers, utilization of these products, or reimbursement by other third-party payors remains uncertain.
On July 4, 2025, President Trump signed the budget reconciliation bill (entitled “One Big Beautiful Bill Act”, referred to herein as the “Bill”) to meet spending targets aimed at funding the Trump Administration’s domestic priorities that includes significant changes to the Medicaid program. Among other things, the Bill includes changes to Medicaid eligibility and enrollment requirements, provider taxes, and state-directed payment policies that are intended to reduce federal Medicaid spending over time. According to the Congressional Budget Office (CBO), the Bill is projected to reduce

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
federal spending on Medicaid and Marketplace coverage by approximately $1.1 trillion over the 2025-2034 period, increase the federal deficit by approximately $3.4 trillion on a conventional scoring basis over the same period, and result in approximately 10 million additional uninsured individuals by 2034. CBO has also estimated that, after accounting for macroeconomic effects, the Bill could increase federal deficits by approximately $4. trillion over the budget window.
In February 2026, the CBO projected that federal health programs will cost over $26 trillion through 2036, projected to grow in size from less than $2 trillion today to over $3 trillion by 2036. Medicare spending is projected to nearly double over the next decade, while the cost of Medicaid and the Children’s Health Insurance Program (CHIP) will grow a projected 36% and ACA subsidies by 33%. Finally, Medicare’s Hospital Insurance Trust Fund is projected to become insolvent in 2040, highlighting the continuing fiscal pressures facing the Medicare program. Future legislative and other governmental actions to curb this projected spending could include stricter eligibility requirements and more restrictive Medicaid programs at the state level, leaving fewer individuals eligible for coverage, which could have an adverse impact on the number of individuals who seek to use our products and services.
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
Various healthcare reform proposals have also emerged at the state level within the U.S. The ACA as well as other federal and/or state healthcare reform measures that may be adopted in the future, singularly or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations. We cannot predict the timing, scope, or effect of future legislation, rulemaking, or other governmental actions affecting the U.S. health care system.
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

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
who provide services must compete to offer products in designated competitive bidding areas, or CBAs. The DMEPOS Competitive Bidding Program (CBP) remains in a temporary gap period following the expiration of Round 2021 contracts for off-the-shelf (OTS) back braces and OTS knee braces on December 31, 2023. Following the CY 2026 final rule and related program implementation activities, CMS is currently preparing for Round 2028, which is structured as a nationwide Remote Item Delivery (RID) Competitive Bidding Program covering seven (7) specified product categories. CPAP and other respiratory devices are not included in Round 2028, set to begin January 1, 2028. CMS could make changes to the program as part of further cost-cutting measures. We cannot predict the status or impact the competitive bidding program and the developments in the competitive bidding program will have on our business and financial condition. If changes are made to this program in the future, it could affect amounts being recovered by our customers and subsequent purchases from us.
With respect to our recent acquisition of Noctrix, we may realize reductions in both reimbursement rates and coverage for the restless legs syndrome device, due to Noctrix not yet having a national or local coverage determination. To the extent that any Medicare administrative contractor decides that the restless legs syndrome product is not medically necessary or has not met applicable coverage criteria, claims for products could be denied and overpayments could be assessed. Further, any future coverage determination could implement more restrictive coverage requirements, including potential noncoverage entirely. As a new product, we cannot predict how the Medicare Program and its contractors will view the Noctrix device and its efficacy in the treatment of restless legs syndrome. If more restrictive coverage is implemented, our Noctrix revenues could be reduced.
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
We are subject to various risks relating to our compliance with fraud and abuse laws and transparency laws relating to our interactions with our customers, healthcare providers, other referral sources and patients, which could subject us to government investigation, litigation, or other penalties to the extent our activities or relationships are found not to comply or could otherwise cause us to incur significant costs to defend our actions, and could result in substantial fines, penalties, harm our reputation in the market, divert our management’s attention, or result in changes in our business operations that could harm our ability to successfully market and sell our products and services. We are subject to healthcare fraud and abuse regulation and enforcement by federal, state and foreign governments, which could significantly impact our business. We also are subject to foreign fraud and abuse laws, which vary by country.
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

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
participation in Federal healthcare programs. Violations of the Federal Anti-Kickback Statute can also result in significant criminal penalties and imprisonment;
•the Federal Physician Self-Referral Law, or the Stark Law, 42 U.S.C. 1395nn, is a strict liability statute that prohibits a physician (or an immediate family member of a physician) who has a financial relationship with an entity from referring patients to that entity for certain designated health services, or DHS, payable by Medicare (and in some cases, Medicaid), unless an exception applies. The Stark Law also prohibits such an entity from presenting or causing to be presented a claim to Medicare for DHS provided pursuant to a prohibited referral, and requires the timely refund of collections related to any such prohibited claims. Accordingly, the Stark Law is a strict liability statute with which we must comply with respect to our Noctrix operations. While VirtuOx does not currently bill for any DHS and is therefore not subject to the Stark Law, Noctrix, as a DME supplier, is currently subject to the law. Therefore, we must ensure that Noctrix’s financial relationships with referring physicians meet applicable Stark Law exceptions. Violations of the Stark Law constitute overpayments that must be refunded to the Medicare Program. Noncompliance with the Stark Law may result in significant civil monetary penalties for each violation, plus up to three times the remuneration involved, plus potential exclusion from participation in Federal healthcare programs. Violations of the Stark Law can also form the basis for a False Claims Act action;
•federal civil and criminal false claims laws, including the False Claims Act, and civil monetary penalty laws, that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government. These laws may apply to manufacturers and distributors who provide information on coverage, coding, and reimbursement of their products to persons who do bill third-party payors. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Violations of the Stark Law can also constitute a false or fraudulent claim for purposes of the False Claims Act, if the requisite intent is established. Violations can result in debarment, suspension or exclusion from participation in government healthcare programs, including Medicare and Medicaid. When an entity is determined to have violated the federal civil False Claims Act, the government may impose significant civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs.
•the federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transferring of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of items or services reimbursable by Medicare or a state healthcare program, unless an exception applies. As a medical device manufacturer, the beneficiary inducement prohibition under the Civil Monetary Penalties Law did not directly apply to us (unless we engaged in activities that influenced a Medicare or Medicaid beneficiary to select a particular provider, practitioner or supplier); however, following our acquisitions of VirtuOx and Noctrix, each Medicare suppliers, we are directly subject to the beneficiary inducement prohibition if we provide any remuneration to a Medicare or Medicaid beneficiary that is intended to or that we should know would be likely to influence that beneficiary to select VirtuOx or Noctrix as their supplier.
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

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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
The scope and enforcement of these laws are uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time-and resource-consuming and can divert management’s attention. Additionally, as a result of these types of investigations, healthcare providers and entities may face litigation or have to agree to settlements that can include monetary penalties and onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation, increase costs, and otherwise have an adverse effect on our business.
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
On May 11, 2022, VirtuOx entered into a civil settlement of $3 million and agreed to a five-year CIA with the OIG which resolved allegations that, from January 2016 to December 2020, the company violated the False Claims Act by falsely identifying the place of service for certain services it performed to obtain a higher rate of reimbursement from Medicare and further, that the company administered overnight pulse oximetry tests and, at times, also billed Medicare for single determination pulse oximetry tests (commonly referred to as an oxygen “spot check”) for the same patient when the only test performed was the overnight test. Under the CIA, VirtuOx must retain an outside expert to perform annual claims reviews that address the place of service identified on the claim. VirtuOx will be under the CIA through 2027 and any failure to comply with its obligations under the CIA could result in monetary penalties and exclusion from participating in federal healthcare programs. The costs associated with compliance with the CIA, or any liability or consequences associated with its breach, could have an adverse effect on our operations, liquidity and financial condition.
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
RESMED INC. AND SUBSIDIARIES
HIPAA establishes a set of national privacy and security standards for the protection of individually identifiable health information, or protected health information, by health plans, healthcare clearinghouses and healthcare providers that submit certain covered transactions electronically, collectively referred to as “covered entities,” and their “business associates,” which are persons or entities that perform certain services for, or on behalf of, a covered entity that involve creating, receiving, maintaining or transmitting protected health information, as well as their covered subcontractors. Both Noctrix and VirtuOx are covered entities under HIPAA and are required to comply in all respects with the Privacy Rule, Security Rule, Breach Notification Rule, and Electronic Standard Transactions Rule. Additionally, certain portions of our business, such as the cloud-based software digital health applications, subject us to HIPAA as a business associate of our covered entity clients. To provide our covered entity clients with services that involve access to PHI, HIPAA requires us to enter into business associate agreements that require us to safeguard PHI in accordance with HIPAA. As a business associate, we are also directly liable for compliance with HIPAA. Penalties for violations of HIPAA regulations include civil and criminal penalties.
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

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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
In addition, the EU GDPR and UK GDPR, together, GDPR, went into effect in May 2018. The GDPR imposes stringent data protection requirements for the processing of personal data whenever GDPR applies to such processing, such as certain processing in the EEA, or in the UK. The GDPR imposes several stringent requirements for controllers and processors of personal data, and increased our obligations, for example, by imposing higher standards for obtaining consent from individuals to process their personal data, requiring more robust disclosures to individuals, strengthening individual data rights, shortening timelines for data breach notifications, limiting retention periods and secondary use of information (including for research purposes), increasing requirements pertaining to health data and pseudonymized (i.e., key-coded) data and imposing additional obligations when we contract with third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EEA or UK and legal developments continue to create complexity regarding such transfers of personal data from the EEA and UK to the U.S. For example, the European Commission and UK standard contractual clauses under which entities may transfer personal data from the European Union and the UK require us to evaluate such data transfers on a case-by-case basis to ensure continued permissibility under current law and consistent with the standard contractual clauses. GDPR provides that EEA member states and the UK may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition. Failure to comply with the requirements of GDPR and the applicable national data protection and marketing laws of the EEA member states may result in fines of up to €20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties as well as individual claims for compensation. EU Member States and the UK also have established laws pertaining to electronic employee monitoring and data processing, which could require us to take additional compliance measures. Failure to comply with such laws may subject us to penalties.
The UK GDPR mirrors the fines under the EU GDPR, i.e., fines up to the greater of approximately £18 million or 4% of global turnover.
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
RESMED INC. AND SUBSIDIARIES
Our use of artificial intelligence in certain products, software solutions and business operations may expose us to operational, regulatory and reputational risks that could adversely affect our business, financial condition and results of operations. We increasingly incorporate artificial intelligence, or AI, including machine learning, into certain products, software solutions and business processes to enhance patient engagement, support clinical workflows and improve operational efficiencies. AI-enabled features may not perform as intended and could produce inaccurate, inconsistent or unintended outputs. If our AI-enabled products or services fail to perform as expected, are perceived as unreliable, or do not gain market acceptance, our reputation, competitive position and operating results could be adversely affected.
The legal and regulatory framework governing AI continues to evolve globally. New or changing laws, regulations or industry standards may increase our compliance obligations, require modifications to existing products, delay product introductions or enhancements, or increase development and operating costs. In addition, our AI capabilities depend on access to appropriate data, technology infrastructure and specialized personnel. If we are unable to responsibly develop, deploy and maintain AI-enabled technologies, our business, financial condition and results of operations could be materially adversely affected
Product sales, introductions or modifications may be delayed or canceled as a result of FDA regulations or similar foreign regulations, which could cause our sales and profits to decline. Unless a product is exempt or may be commercialized based on current FDA enforcement discretion policies, before we can market or sell a new medical device in the U.S., we must obtain FDA clearance or approval, which can be a lengthy and time-consuming process that may be affected by external factors including FDA resourcing. We generally receive clearance from the FDA to market our products in the U.S. under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or the FD&C Act, or our products are exempt from the Section 510(k) clearance process. The 510(k) clearance process can be expensive, time-consuming and uncertain. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a predicate device with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. The FDA has a high degree of latitude when evaluating submissions and may seek additional information before clearing a proposed device or may ultimately determine that a proposed device submitted for 510(k) clearance is not substantially equivalent to a predicate device. After a device receives 510(k) premarket notification clearance from the FDA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, packaging, and certain manufacturing processes may require a new 510(k) clearance or premarket approval. We have modified some of our Section 510(k) approved products without submitting new Section 510(k) notices, which we do not believe were required. However, if the FDA disagrees with us and requires us to submit new Section 510(k) notifications for modifications to our existing products, we may be required to stop marketing the products while the FDA reviews the Section 510(k) notification.
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

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
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
We are subject to substantial regulation related to quality standards applicable to our manufacturing and quality processes. Our failure to comply with these standards could have an adverse effect on our business, financial condition, or results of operations. The FDA regulates the approval, manufacturing, and sales and marketing of many of our products in the U.S. Significant government regulation also exists in Canada, Japan, Europe, Australia, China, and other countries in which we conduct business. In February 2026, the FDA implemented the Quality Management System Regulation (QMSR), which replaces the prior FDA Quality System Regulation in setting forth the current good manufacturing practice (cGMP) requirements for medical devices, and incorporates ISO 13485 into U.S. law. The QMSR introduces changes to documentation, terminology, and inspection approaches, including expanded FDA visibility into internal audit, supplier oversight, and management review activities. As a device manufacturer, we are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA’s QMSR, requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. It remains unclear the extent to which the QMSR may impose additional or different regulatory requirements on us. Compliance may require ongoing updates to our processes, systems, and training, and failure to maintain compliance could result in regulatory actions, product recalls, or delays in approvals, which could adversely affect our business, financial condition, and results of operations. In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Union, we are required to maintain certain ISO certifications and comply with the Medical Device Regulation (MDR) in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications. Failure to comply with current governmental regulations and quality assurance guidelines could lead to temporary manufacturing shutdowns, product recalls or related field actions, product shortages or delays in product manufacturing. Efficacy or safety concerns, an increase in trends of adverse events in the marketplace, and/or manufacturing quality issues with respect to our products could lead to product recalls or related field actions, withdrawals, and/or declining sales.
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

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 43 days beginning on October 1, 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
Income tax laws, regulations, and enforcement practices in various jurisdictions are evolving and, as a result, tax authorities are aggressively pursuing taxpayers. This may result in expense as well as management distraction, which may result in a material adverse effect on our results of operations, cash flows and financial position. Tax laws, regulations, and enforcement practices in various jurisdictions may be subject to significant changes in enforcement priorities due to economic, political, and other conditions. Developments in relevant tax laws, regulations, and administrative and enforcement practices, even if eventually unsubstantiated, could have a material adverse effect on our operating results, our financial position and cash flows and could change the income tax impact to our past or future earnings. There are many transactions that occur during the ordinary course of operating a global business subject to varying tax laws for which the ultimate tax determination is uncertain, and significant judgment is required in evaluating and estimating our provision and accruals for income taxes. Governments are increasingly focused on ways to increase tax revenues, particularly from multinational corporations, which may lead to an increase in audit activity and aggressive positions taken by tax authorities.
Furthermore, due to shifting global economic and political conditions, income tax policies and rates in various jurisdictions may be subject to significant change. For example, in calendar year 2022, the U.S. passed the Inflation Reduction Act, which made a several changes to the Internal Revenue Code of 1986, as amended, or the IRC, including a 15% corporate minimum income tax on adjusted financial statement income for companies whose average adjusted net income for any consecutive three-year period beginning after December 31, 2022 exceeds $1.0 billion. While we do not anticipate any materially adverse impacts to our effective tax rate, we cannot provide any assurances that these provisions will not have a materially adverse impact on our effective tax rate.
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

PART I	Item 1A
RESMED INC. AND SUBSIDIARIES
payments. As additional guidance is made available, we will continue evaluating the future impact of the Bill to our consolidated financial statements.
Additionally, while several countries, including the U.S. and other members of the Organization for Economic Co-operation and Development, or OECD, have reached agreement on a global minimum income tax initiative, or Pillar Two, on January 1, 2026, the OECD released the Side-by-Side, or SbS, Package, which exempts U.S.-headquartered multinational enterprises from Pillar Two’s income inclusion and undertaxed profit rules for tax years beginning on or after January 1, 2026. Many of the remaining OECD countries are in the process of implementing the SbS package in local legislation to align with the OECD. likely to consider changes to existing and proposed tax laws to align with the recommendations and guidelines proposed by G7. However, enactment or inconsistent application of such tax laws could increase our tax obligations in countries where we operate. We have assessed the impact of the laws in effect as of June 30, 2026, and the Pillar Two minimum tax had a material impact on our income tax expense and cash flows during the fiscal year ended June 30, 2026 and may continue to impact our effective tax rate in fiscal year 2027.
We are subject to ongoing tax audits by various local tax authorities, some of which are aggressively pursuing taxes on transferred or discontinued local operations. Our income tax returns are based on calculations and assumptions that require significant judgment and are subject to audit by various tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws, including current and evolving government policies that encourage the establishment or relocation of certain activities, such as manufacturing, research and development, information technologies, and other business operations in their jurisdictions. As a result, companies must carefully consider commercial and related tax impacts in those jurisdictions, which may increase time-consuming and costly tax compliance, as well as responses to inquiries, examinations and audits. We regularly assess the potential outcomes of examinations and audits by tax authorities in determining the adequacy of our provision for income taxes. If any ongoing tax audits are resolved in a manner not consistent with management’s expectations, the result could be a material adjustment to our past or future taxable income, tax payable or deferred tax assets, and may require us to pay penalties and interest that could materially adversely affect our financial results.
We are currently under audit by the Australian Taxation Office, or the ATO, for the 2018 tax year. Additionally, tax years 2018 to 2025 remain open to examination by the major jurisdictions in which we are subject to tax. The taxing authorities of the jurisdictions in which we operate may challenge our positions and methodologies related to transfer pricing, including valuing developed technology, intercompany arrangements and intellectual property transfers. If challenged by tax authorities, Resmed will vigorously defend our positions and methodologies. Although we believe our tax positions are appropriate, any final assessment arising from tax audits may result in material changes to our past or future taxable income, tax payable or deferred tax assets, and may require us to pay penalties and interest that could materially adversely affect our financial results.
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
•costs associated with acquiring and integrating new businesses, technologies and product offerings, as well as executing strategic initiatives;
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
Delaware law and provisions in our charter could make it difficult for another company to acquire us. Provisions of our certificate of incorporation may have the effect of delaying or preventing changes in control or management which might be beneficial to us or our security holders. Our board of directors has the authority to issue up to 2 million shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without further vote or action by the stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our common stock at a premium over the market price of our common stock and may adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock.

PART I	Item 1B — 4
RESMED INC. AND SUBSIDIARIES
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

PART I	Item 1B — 4
RESMED INC. AND SUBSIDIARIES
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
ITEM 2 PROPERTIES
We conduct our operations in both owned and leased properties. Our principal executive offices and U.S. sales facilities consist of approximately 230,000 square feet and are located on Spectrum Center Boulevard in San Diego, California, in a building we own. We have our primary research and development facilities, as well as office and manufacturing facilities at our owned site in Sydney, Australia. Other facilities are in Atlanta, Georgia, Greenwood, Indiana, Moreno Valley, California, Chatsworth, California, and Calabasas, California, U.S.A.; Singapore; Johor Bahru, Malaysia; Lyon, France; Gremsdorf and Munich, Germany; and Suzhou, China.
We believe that our facilities meet the needs of our current business operations. At June 30, 2026, our principal owned and leased properties were as follows:

Location	Ownership Status (Owned / Leased)	Square Footage	Primary Usage
San Diego, California	Owned	230,000	Corporate headquarters, engineering, research and development, sales and administration
Sydney, Australia	Owned	437,000	Manufacturing, engineering, research and development, sales and administration
Suzhou, China	Owned	53,000	Manufacturing, warehouse, engineering, research and development
Atlanta, Georgia	Leased	467,000	Manufacturing, warehouse and distribution
Greenwood, Indiana	Leased	447,000	Warehouse and distribution
Johor, Malaysia	Leased	349,000	Manufacturing, engineering, research and development
Singapore	Leased	305,000	Manufacturing, engineering, research and development, sales and administration
Moreno Valley, California	Leased	244,000	Warehouse and distribution
Lyon, France	Leased	132,000	Sales, manufacturing and distribution
Calabasas, California(1)	Leased	129,000	Manufacturing, engineering, research and development
Chatsworth, California(1)	Leased	72,000	Manufacturing, engineering, research and development
Atlanta, Georgia	Leased	61,000	Residential Care Software sales and administration, engineering, research and development
Gremsdorf, Germany	Leased	51,000	Warehouse and distribution, sales and administration
Munich, Germany	Leased	46,000	Sales and distribution
(1)Operations fully transitioned from our Chatsworth, California location to our Calabasas, California location during fiscal year 2027.

PART I	Item 1B — 4
RESMED INC. AND SUBSIDIARIES
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
RESMED INC. AND SUBSIDIARIES
PART II
ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NYSE under the symbol “RMD”. As of July 31, 2026, there were 31 holders of record of our common stock, although the actual number of stockholders of our common stock is greater than this number of holders of record and many of these holders of record own shares as nominees on behalf of other beneficial owners.
Securities Authorized for Issuance Under Equity Compensation Plans
The information included under Item 12 of Part III of this Report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is hereby incorporated by reference into this Item 5 of Part II of this Report.
Purchases of Equity Securities
The following table summarizes our purchases of common stock during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share (USD)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1 - 30, 2026	—	$—	45,826,079	8,889,934
May 1 - 31, 2026	971,964	205.75	46,798,043	7,917,970
June 1 - 30, 2026	—	—	46,798,043	7,917,970
Total	971,964	$205.75	46,798,043	7,917,970
On February 21, 2014, our board of directors approved our current share repurchase program, authorizing us to acquire up to an aggregate of 20 million shares of our common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant and subject to applicable legal requirements. The share repurchase program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. All share repurchases after February 21, 2014 have been executed under this program. Since approval of the share repurchase program in 2014 through June 30, 2026, we have repurchased a total of approximately 12.1 million shares for an aggregate of $1.6 billion. As of June 30, 2026, approximately 7.9 million additional shares can be repurchased under the approved share repurchase program.
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
RESMED INC. AND SUBSIDIARIES
The following graph compares the cumulative total stockholders return on our common stock from June 30, 2021 through June 30, 2026, with the comparable cumulative return of the S&P 500 index, the S&P 500 Health Care index, and the Dow Jones U.S. Select Medical Equipment index. The graph assumes that $100 was invested in our common stock and each index on June 30, 2021. In addition, the graph assumes the reinvestment of all dividends paid. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

200
150
100
50
0
June 30, 2021
June 30, 2022
June 30, 2023
June 30, 2024
June 30, 2025
June 30, 2026
ResMed Inc.
S&P 500
S&P 500 Health Care
Dow Jones U.S Select Medical Equipment

The following table shows total indexed return of stock price plus reinvestments of dividends, assuming an initial investment of $100 at June 30, 2021, for the indicated periods.

Index	2022	2023	2024	2025	2026
ResMed Inc.	85	88	77	105	78
S&P 500	88	104	127	144	175
S&P 500 Health Care	102	105	116	107	126
Dow Jones U.S. Select Medical Equipment	84	94	93	104	82
ITEM 6 RESERVED

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Management’s discussion and analysis of financial condition and results of operations, or the MD&A, is intended to help the reader understand our results of operations and financial condition. It is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and notes included in this report.
We are a global leader in digital health and cloud-connected medical devices. We design innovative technology with the intention to empower people to live happier, healthier lives. Our artificial intelligence, or AI, powered digital health solutions, cloud-connected devices and intelligent software are designed to make home healthcare more personalized, accessible and effective. By enabling better care, our products seek to improve quality of life, reduce the impact of chronic disease, and lower costs for consumers and healthcare systems.
Since the development of continuous positive airway pressure therapy, we have expanded our business by developing or acquiring a number of innovative products and solutions for a broad range of sleep and related breathing health disorders including technologies to be applied in medical and consumer products, life support and ventilation devices, diagnostic products, mask systems for use in the hospital and home, headgear and other accessories, and dental devices. In addition, we are a leading provider of cloud-based health applications, software and devices designed to provide connected care, enabling clinicians to manage more patients efficiently and effectively, as well as enabling and encouraging patients’ long-term adherence to and satisfaction with their therapy. Our growth has been fueled by geographic expansion, our research and product development efforts, acquisitions and an increasing awareness of sleep and related breathing health conditions, like chronic obstructive pulmonary disease, as significant health concerns.
We are committed to ongoing investment in research and development and product enhancements. During fiscal year 2026, we invested $378 million on research and development activities, which represents 6.7% of net revenues with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs. For example, our newest device, AirSense 11, introduced new features such as a touch screen, algorithms for patients new to therapy, digital enhancements and over-the-air update capabilities. Our operations include residential care software platforms designed to support the professionals and caregivers who help people stay healthy in the home or care setting of their choice. These platforms, together with our cloud-based remote monitoring and therapy management system and robust product pipeline, should continue to provide a strong foundation for future growth.
We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry, or Sleep and Breathing Health, and the supply of business management software as a service to residential healthcare providers, or Residential Care Software.
In June 2026, we acquired Noctrix Health, LLC, or Noctrix, a company with an FDA De Novo classified medical device that treats restless legs syndrome. The acquisition expands our clinical sleep health portfolio into an adjacent area of unmet need. Noctrix will operate as a wholly owned subsidiary of Resmed.
On June 30, 2026, we entered into a definitive agreement to sell our MatrixCare business for $490 million in an all-cash transaction, subject to certain closing adjustments. The transaction includes MatrixCare and related software offerings historically sold under the MatrixCare brand, including Healthcare First, Citus, and home health and hospice solutions, collectively defined as the "MatrixCare business”. The transaction is expected to close in the first quarter of fiscal year 2027. During fiscal year 2026, the MatrixCare business represented approximately $220 million of revenue and approximately $28 million of operating profit, which included approximately $28 million of amortization from acquired intangibles. As of June 30, 2026, we determined that the MatrixCare business meets the criteria to be classified as held for sale. The results of operations of the MatrixCare business are included in continuing operations for all periods presented, as the disposition does not represent a strategic shift that will have a major effect on our operations or financial results and therefore does not meet the criteria to be classified as discontinued operations. Additional information regarding the sale of the MatrixCare business and the acquisition of Noctrix is included in Note 18 – Business Combinations and Divestitures of the Notes to Consolidated Financial Statements (Part II, Item 8).

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net revenue in fiscal year 2026 increased to $5,653 million, from $5,146 million for the year ended June 30, 2025, an increase of $507 million or 10% compared to fiscal year 2025. Gross profit increased for the year ended June 30, 2026 to $3,452 million, from $3,055 million for the year ended June 30, 2025, an increase of $397 million or 13% compared to fiscal year 2025. Our net income for the year ended June 30, 2026 was $1,523 million, or $10.43 per diluted share, compared to net income of $1,401 million, or $9.51 per diluted share, for the year ended June 30, 2025.
Total operating cash flow for fiscal year 2026 was $1.8 billion and at June 30, 2026, our cash and cash equivalents totaled $1.5 billion. At June 30, 2026, our total assets were $9.0 billion and our stockholders’ equity was $6.6 billion. We paid a quarterly dividend of $0.60 per share during fiscal 2026 with a total amount of $350 million paid to stockholders.
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
For discussion related to the results of operations and changes in financial condition for the fiscal year ended June 30, 2025 compared to fiscal year June 30, 2024, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the Year Ended June 30, 2025, which was filed with the U.S. Securities and Exchange Commission, or SEC, on August 8, 2025.
Fiscal Year Ended June 30, 2026 Compared to Fiscal Year Ended June 30, 2025
Net Revenues
Net revenue for the year ended June 30, 2026 increased to $5,653 million from $5,146 million for the year ended June 30, 2025, an increase of $507 million or 10% (an 8% increase on a constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region for the year ended June 30, 2026 compared to the year ended June 30, 2025 (in thousands):

	Year Ended June 30,
	2026	2025	% Change	Constant Currency (A)
Americas (B)
Devices	$1,767,741	$1,654,413	7%
Masks and other	1,513,283	1,343,101	13
Total Americas (B)	$3,281,024	$2,997,514	9
Rest of World (B)
Devices	$1,124,487	$1,010,760	11%	6%
Masks and other	572,119	496,616	15	9
Total Rest of World (B)	$1,696,606	$1,507,376	13	7
Global revenue
Devices	$2,892,228	$2,665,173	9%	7%
Masks and other	2,085,402	1,839,717	13	12
Total Sleep and Breathing Health	$4,977,630	$4,504,890	10	9

Residential Care Software	675,813	641,437	5	4
Total	$5,653,443	$5,146,327	10	8
(A)    Constant currency numbers exclude the impact of movements in international currencies.

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
(B)    Historically we have presented our geographical split of revenue as “U.S., Canada, and Latin America” and “Combined Europe, Asia, and other markets”. Effective this quarter, this presentation has been renamed to Americas (formerly U.S., Canada, and Latin America) and Rest of World (formerly Combined Europe, Asia, and other markets). The methodology for attributing revenue to these geographies remains unchanged. Revenue from prior periods is consistent and comparable to previous reporting.
Sleep and Breathing Health
Net revenue from our Sleep and Breathing Health business for the year ended June 30, 2026 increased to $4,978 million from $4,505 million for the year ended June 30, 2025, an increase of $473 million or 10%. Movements in international currencies against the U.S. dollar positively impacted net revenues by approximately $83 million for the year ended June 30, 2026. Excluding the impact of currency movements, total net revenue from our Sleep and Breathing Health business for the year ended June 30, 2026 increased by 9% compared to the year ended June 30, 2025. The increase in net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales across our sleep health portfolio, partially offset by lower unit sales of our life support devices.
Net revenue from our Sleep and Breathing Health business in the Americas for the year ended June 30, 2026 increased to $3,281 million from $2,998 million for the year ended June 30, 2025, an increase of $284 million or 9%. The increase in net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales across our sleep health portfolio, partially offset by lower unit sales of our life support devices.
Net revenue from our Sleep and Breathing Health business in Rest of World increased for the year ended June 30, 2026 to $1,697 million from $1,507 million for the year ended June 30, 2025, an increase of $189 million or 13% (a 7% increase on a constant currency basis). The constant currency increase in device and mask sales in Rest of World was primarily attributable to increased demand and unit sales across our sleep health, partially offset by lower unit sales of our life support devices.
Net revenue from devices for the year ended June 30, 2026 increased to $2,892 million from $2,665 million for the year ended June 30, 2025, an increase of $227 million or 9%, including an increase of 7% in the Americas and an increase of 11% in Rest of World (a 6% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the year ended June 30, 2026 increased by 7%.
Net revenue from masks and other for the year ended June 30, 2026 increased to $2,085 million from $1,840 million for the year ended June 30, 2025, an increase of 13%, including an increase of 13% in the Americas and an increase of 15% in Rest of World (a 9% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales increased by 12%, compared to the year ended June 30, 2025.
Residential Care Software
Net revenue from our Residential Care Software business for the year ended June 30, 2026 was $676 million, compared to $641 million for the year ended June 30, 2025, an increase of $34 million or 5%. Movements in international currencies against the U.S. dollar positively impacted net revenue by approximately $10 million for the year ended June 30, 2026. Excluding the impact of foreign currency movements, net revenue from our Residential Care Software for the year ended June 30, 2026 increased by 4% compared to the year ended June 30, 2025. The increase was driven by continued growth in the MEDIFOX DAN, Home and Hospice, and Home Medical Equipment, or HME, verticals within our Residential Care Software business, partially offset by weaker performance in our Senior Living and Long-Term Care business vertical.
Gross Profit and Gross Margin
Gross profit increased for the year ended June 30, 2026 to $3,452 million from $3,055 million for the year ended June 30, 2025, an increase of $397 million or 13%. Gross margin, which is gross profit as a percentage of net revenue, was 61.1% for the year ended June 30, 2026, compared with the 59.4% for the year ended June 30, 2025. The increase in gross margin was due primarily to procurement, manufacturing and logistics efficiencies, partially offset by expenses associated with a field safety notification for Astral devices recognized in the year ended June 30, 2026. The Astral field safety notification expenses relate to estimated costs associated with the replacement of a certain component in some of our Astral devices.

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operating Expenses
The following table summarizes our operating expenses (in thousands):

	Year Ended June 30,		Change	% Change	Constant Currency
	2026	2025
Research and development	$378,285	$331,284	$47,001	14%	12%
as a % of net revenue	6.7%	6.4%
Selling, general, and administrative	$1,119,528	$993,050	$126,478	13%	10%
as a % of net revenue	19.8%	19.3%
Amortization of acquired intangible assets	$45,466	$45,273	$193	—%	(3)%
Research and Development Expenses
Research and development expenses increased for the year ended June 30, 2026 to $378 million from $331 million for the year ended June 30, 2025, an increase of $47 million or 14%. Research and development expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $8 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses for the year ended June 30, 2026 increased by 12% compared to the year ended June 30, 2025. As a percentage of net revenue, research and development expenses were 6.7% for the year ended June 30, 2026 compared to 6.4% for the year ended June 30, 2025.
The constant currency increase in research and development expenses was primarily due to increases in employee-related costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased for the year ended June 30, 2026 to $1,120 million from $993 million for the year ended June 30, 2025, an increase of $126 million or 13%. Selling, general and administrative expenses, as reported in U.S. dollars, were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $30 million. Excluding the impact of foreign currency movements, selling, general and administrative expenses for the year ended June 30, 2026 increased by 10% compared to the year ended June 30, 2025. As a percentage of net revenue, selling, general and administrative expenses for the year ended June 30, 2026 increased to 19.8% compared to 19.3% for the year ended June 30, 2025.
The constant currency increase in selling, general and administrative expenses for the year ended June 30, 2026 compared to the year ended June 30, 2025 was primarily due to increases in employee-related costs, additional expenses associated with our VirtuOx and Noctrix acquisitions, and marketing and technology investments. Additionally, during the year ended June 30, 2026, we recorded $11 million of acquisition and portfolio review related charges, primarily reflecting costs associated with the sale of the MatrixCare business and the acquisition of Noctrix, in addition to other legal and professional fees for diligence and related consultations associated with strategic initiatives.
Amortization of Acquired Intangible Assets
For both the years ended June 30, 2026 and 2025, amortization of acquired intangible assets was $45 million.
Restructuring Expenses
During the year ended June 30, 2026, we incurred $22 million of restructuring related charges for employee severance and one-time termination benefits associated with workforce planning activities. We did not incur material restructuring expenses during the year ended June 30, 2025.

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
Total Other Income (Loss), Net
The following table summarizes our other income (loss) (in thousands):

	Year Ended June 30,
	2026	2025	Change
Interest income (expense), net	$49,914	$4,114	$45,800
Gain (loss) attributable to equity method investments	6,955	3,644	3,311
Gain (loss) on equity investments	(15,014)	(10,299)	(4,715)
Other, net	(9,154)	(5,256)	(3,898)
Total other income (loss), net	$32,701	$(7,797)	$40,498
Total other income (loss), net for the year ended June 30, 2026 was income of $33 million, compared to a loss of $8 million for the year ended June 30, 2025. We recorded interest income, net, of $50 million for the year ended June 30, 2026 compared to interest income, net, of $4 million for the year ended June 30, 2025 due to lower debt levels following the repayment of our revolving credit facility, gains recognized on cross-currency swaps associated with our fair value and net investment hedges, and interest earned on cash balances. We also recognized a gain attributable to equity method investments for the year ended June 30, 2026 of $7 million, compared to a gain of $4 million for the year ended June 30, 2025. Interest income, net, and gains attributable to equity method investments were partially offset by losses associated with our investments in marketable and non-marketable equity securities of $15 million for the year ended June 30, 2026 compared to a loss of $10 million or the year ended June 30, 2025.
Income Taxes
Our effective income tax rate increased to 20.6% for the year ended June 30, 2026 from 16.5% for the year ended June 30, 2025. Our effective rate of 20.6% for the year ended June 30, 2026 differs from the statutory rate of 21.0% primarily due to the impact of research credits and foreign operations. The increase in our effective tax rate for the year ended June 30, 2026 was primarily driven by the implementation of the Pillar Two global minimum tax and certain non-recurring tax benefits recognized during the year ended June 30, 2025, including the refund of interest and penalties from the IRS and tax benefits realized from the cessation of certain business activities.
Our Singapore operations operate under certain tax holidays and incentive programs that will expire in whole or in part at various dates through June 30, 2030. As a result of the TCJA, we treated all non-U.S. historical earnings as taxable during the year ended June 30, 2018. Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax, if repatriated, except as discussed in Note 12 – Income Taxes of the Notes to the Consolidated Financial Statements (Part II, Item 8).
The Organization of Economic Co-operation and Development, or OECD, and the G20 Inclusive Framework on Base Erosion and Profit Shifting (the Inclusive Framework) has put forth two proposals—Pillar One and Pillar Two—that (i) revise the existing profit allocation and nexus rules and (ii) ensure a minimal level of taxation, respectively. Effective in our fiscal year beginning July 1, 2024, various jurisdictions in which we operate began implementing the global minimum tax prescribed under Pillar Two. During the fiscal year ended June 30, 2026, these changes in legislation had a material impact on our income tax expense and cash flows.
On January 1, 2026, the OECD released the Side-by-Side, or SbS, Package, which exempts U.S.-headquartered multinational enterprises from Pillar Two’s income inclusion and undertaxed profit rules for tax years beginning on or after January 1, 2026. The remaining OECD countries are in the process of implementing the SbS package in local legislation to align with the OECD. likely to consider changes to existing and proposed tax laws to align with the recommendations and guidelines proposed by G7. We are continuing to evaluate the potential impacts of the Inclusive Framework for future periods.
Net Income and Earnings per Share
As a result of the factors discussed above, our net income for the year ended June 30, 2026 was $1,523 million compared to net income of $1,401 million for the year ended June 30, 2025. Our earnings per diluted share for the year ended June 30, 2026 was $10.43 compared to $9.51 for the year ended June 30, 2025, an increase of 10%.

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Non-GAAP Financial Measures
In addition to financial information prepared in accordance with GAAP, our management uses certain non-GAAP financial measures, such as non-GAAP cost of sales, non-GAAP selling, general, and administrative expenses, non-GAAP gross profit, non-GAAP gross margin, non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income, and non-GAAP diluted earnings per share, in evaluating the performance of our business. We believe that these non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, can provide investors better insight when evaluating our performance from core operations and can provide more consistent financial reporting across periods. For these reasons, we use non-GAAP information internally in planning, forecasting, and evaluating the results of operations in the current period and in comparing it to past periods. These non-GAAP financial measures should be considered in addition to, and not superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Non-GAAP financial measures as presented herein may not be comparable to similarly titled measures used by other companies.
The measure “non-GAAP cost of sales” is equal to GAAP cost of sales less amortization of acquired intangible assets relating to cost of sales and field safety notification expenses. The masks with magnets field safety notification expenses relate to estimated costs to provide alternative masks to patients in response to updated contraindications for use of masks that incorporate magnets. The Astral field safety notification expenses relate to estimated costs associated with the replacement of a certain component in some of our Astral devices. The measure “non-GAAP gross profit” is the difference between GAAP net revenue and non-GAAP cost of sales, and “non-GAAP gross margin” is the ratio of non-GAAP gross profit to GAAP net revenue.
These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except percentages):

	Year Ended June 30,
	2026	2025
GAAP Net revenue	$5,653,443	$5,146,327

GAAP Cost of sales	$2,201,704	$2,091,357
Less: Amortization of acquired intangibles	(31,779)	(32,116)
Less: Masks with magnets field safety notification expenses	—	1,512
Less: Astral field safety notification expenses	(41,885)	—
Non-GAAP cost of sales	$2,128,040	$2,060,753

GAAP gross profit	$3,451,739	$3,054,970
GAAP gross margin	61.1%	59.4%
Non-GAAP gross profit	$3,525,403	$3,085,574
Non-GAAP gross margin	62.4%	60.0%

PART II	Item 7
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

	Year Ended June 30,
	2026	2025
GAAP net revenue	$5,653,443	$5,146,327

GAAP selling, general, and administrative expenses	$1,119,528	$993,050
Less: Acquisition and portfolio review related expenses	(11,486)	(2,031)
Non-GAAP selling, general, and administrative expenses	$1,108,042	$991,019

As a percentage of GAAP net revenue:
GAAP selling, general, and administrative expenses	19.8%	19.3%
Non-GAAP selling, general, and administrative expenses	19.6%	19.3%
The measure “non-GAAP income from operations” is equal to GAAP income from operations once adjusted for amortization of acquired intangibles, restructuring expenses, field safety notification expenses, and acquisition and portfolio review related expenses. The measure “non-GAAP operating margin” is the ratio of non-GAAP operating income to GAAP net revenue. These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except percentages):

	Year Ended June 30,
	2026	2025
GAAP net revenue	$5,653,443	$5,146,327

GAAP income from operations	$1,886,715	$1,685,363
Amortization of acquired intangibles - cost of sales	31,779	32,116
Amortization of acquired intangibles - operating expenses	45,466	45,273
Restructuring expenses	21,745	—
Masks with magnets field safety notification expenses	—	(1,512)
Astral field safety notification expenses	41,885	—
Acquisition and portfolio review related expenses	11,486	2,031
Non-GAAP income from operations	$2,039,076	$1,763,271

GAAP operating margin	33.4%	32.7%
Non-GAAP operating margin	36.1%	34.3%

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
The measure “non-GAAP net income” is equal to GAAP net income once adjusted for amortization of acquired intangibles, restructuring expenses, field safety notification expenses, acquisition and portfolio review related expenses, gains on previously held equity investments, and associated tax effects, in addition to tax benefits from business cessation, and the tax effect of interest and penalties on tax refunds. The measure “non-GAAP diluted earnings per share” is the ratio of non-GAAP net income to diluted shares outstanding. These non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except for per share amounts):

	Year Ended June 30,
	2026	2025
GAAP net income	$1,523,293	$1,400,723
Amortization of acquired intangibles - cost of sales	31,779	32,116
Amortization of acquired intangibles - operating expenses	45,466	45,273
Restructuring expenses	21,745	—
Masks with magnets field safety notification expenses	—	(1,512)
Astral field safety notification expenses	41,885	—
Acquisition and portfolio review related expenses	11,486	2,031
Gain on previously held equity investment	(4,353)	—
Tax benefit from business cessation	—	(21,430)
Income tax effect of interest income on tax refunds	—	(29,976)
Income tax effect on non-GAAP adjustments	(39,453)	(20,448)
Non-GAAP net income	$1,631,848	$1,406,777
Diluted shares outstanding	146,054	147,340
GAAP diluted earnings per share	$10.43	$9.51
Non-GAAP diluted earnings per share	$11.17	$9.55
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
Our future capital requirements will depend on many factors including our growth rate in net revenue, third-party reimbursement of our products for our customers, the timing and extent of spending to support research development efforts, the expansion of selling, general and administrative activities, the timing of introductions of new products, the expenditures associated with possible future acquisitions and divestitures, investments or other business combination transactions. As we assess inorganic growth strategies, we may need to supplement our internally generated cash flow with outside sources. If we are required to access the debt market, we believe that we will be able to secure reasonable borrowing rates. As part of our liquidity strategy, we will continue to monitor our current level of earnings and cash flow generation as well as our ability to access the market considering those earning levels.
As of June 30, 2026 and June 30, 2025, we had cash and cash equivalents of $1,469 million and $1,209 million, respectively. Our cash and cash equivalents held within the U.S. at June 30, 2026 and June 30, 2025 were $732 million and $555 million, respectively. Our remaining cash and cash equivalent balances at June 30, 2026 and June 30, 2025, were $737 million and $654 million, respectively. Our cash and cash equivalent balances are held at highly rated financial institutions.
As of June 30, 2026, we had up to $1,500 million available for draw down under the revolving credit facility and a combined total of $2,969 million in cash and available liquidity under the revolving credit facility.
We repatriated $1,200 million and $1,050 million to the U.S. during the years ended June 30, 2026 and 2025, respectively, from earnings generated in each of those years. The amount of the current year foreign earnings that we have repatriated to the U.S. in the past has been determined, and the amount that we expect to repatriate during fiscal year 2027 will be

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
determined, based on a variety of factors, including current year earnings of our foreign subsidiaries, foreign investment needs and the cash flow needs we have in the U.S., such as for the repayment of debt, dividend distributions, and other domestic obligations.
As a result of the TCJA, we treated all non-U.S. historical earnings as taxable, which resulted in additional tax expense of $92 million which was payable over the proceeding eight years. Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax if repatriated, except as discussed in Note 12 – Income Taxes of the Notes to the Consolidated Financial Statements (Part II, Item 8).
We believe that our current sources of liquidity will be sufficient to fund our operations, including expected capital expenditures, for the next 12 months and beyond.
Revolving Credit Agreement, Term Credit Agreement and Senior Notes
On June 29, 2022, we entered into a second amended and restated credit agreement, or as amended from time to time, the Revolving Credit Agreement. The Revolving Credit Agreement, among other things, provided a senior unsecured revolving credit facility of $1,500 million, with an uncommitted option to increase the revolving credit facility by an additional amount equal to the greater of $1,000 million or 1.0 times the EBITDA for the trailing twelve-month measurement period. Additionally, on June 29, 2022, ResMed Pty Limited entered into a Second Amendment to the Syndicated Facility Agreement, or the Term Credit Agreement. The Term Credit Agreement, among other things, provides ResMed Pty Limited a senior unsecured term credit facility of $200 million. The Revolving Credit Agreement and Term Credit Agreement each terminate on Jun 29, 2027, when all unpaid principal and interest under the loans must be repaid. As of June 30, 2026, we had $1,500 million available for draw down under the revolving credit facility.
On July 10, 2019, we entered into a Note Purchase Agreement with the purchasers to that agreement, in connection with the issuance and sale of $250 million principal amount of our 3.24% senior notes due July 10, 2026, and $250 million principal amount of our 3.45% senior notes due July 10, 2029, or the Senior Notes.
On June 30, 2026, there was a total of $660 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes. On July 10, 2026, our 3.24% senior notes with a principal balance of $250 million matured and were repaid in full.
We expect to satisfy all of our liquidity and long-term debt requirements through a combination of cash on hand, cash generated from operations and debt facilities.
Cash Flow Summary
The following table summarizes our cash flow activity (in thousands):

	Year Ended June 30,
	2026	2025
Net cash provided by operating activities	$1,805,829	$1,751,588
Net cash used in investing activities	(545,199)	(200,045)
Net cash used in financing activities	(1,007,029)	(606,253)
Effect of exchange rate changes on cash	6,183	25,799
Net increase in cash and cash equivalents	$259,784	$971,089
Operating Activities
Cash provided by operating activities was $1,806 million for the year ended June 30, 2026, compared to cash provided of $1,752 million for the year ended June 30, 2025. The $54 million increase in cash flow from operations was primarily due to increased net income, partially offset by higher working capital during the year ended June 30, 2026 compared to the year ended June 30, 2025.

PART II	Item 7
RESMED INC. AND SUBSIDIARIES Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investing Activities
Cash used in investing activities was $545 million for the year ended June 30, 2026, compared to cash used of $200 million for the year ended June 30, 2025. The $345 million increase in cash flow used in investing activities was primarily due to cash used for business acquisitions, including for the acquisition of Noctrix, increased purchases of property, plant and equipment, and lower net proceeds from maturity of foreign currency contracts during the year ended June 30, 2026.
Financing Activities
Cash used in financing activities was $1,007 million for the year ended June 30, 2026, compared to cash used of $606 million for the year ended June 30, 2025. We repurchased $700 million of treasury stock during the year ended June 30, 2026 compared to repurchases of $300 million during the year ended June 30, 2025. Cash outflows for treasury stock repurchases were offset by lower repayments under our Revolving Credit Agreement of $10 million for the year ended June 30, 2026 compared to repayments of $40 million for the year ended June 30, 2025.
Dividends
During the year ended June 30, 2026, we paid cash dividends of $2.40 per common share totaling $350 million. On August 6, 2026, our board of directors declared a cash dividend of $0.66 per common share, to be paid on September 24, 2026, to shareholders of record as of the close of business on August 20, 2026. Future dividends are subject to approval by our board of directors.
Contractual Obligations and Commitments
Details of contractual obligations at June 30, 2026 are as follows (in thousands):

		Payments Due by June 30,
	Total	2027	2028	2029	2030	2031	Thereafter
Debt	$661,123	$411,123	$—	$—	$250,000	$—	$—
Interest on debt	33,557	16,067	8,625	8,625	240	—	—
Operating leases	257,782	45,420	35,559	31,980	25,969	23,579	95,275
Purchase obligations	1,172,524	992,418	58,754	49,446	50,611	21,295	—
Total	$2,124,986	$1,465,028	$102,938	$90,051	$326,820	$44,874	$95,275
Details of other commercial commitments at June 30, 2026 are as follows (in thousands):

		Amount of Commitment Expiration Per Period
	Total	2027	2028	2029	2030	2031	Thereafter
Standby letter of credit	$7,856	$195	$—	$314	$31	$2,220	$5,096
Guarantees*	4,610	4,511	24	30	8	2	35
Total	$12,466	$4,706	$24	$344	$39	$2,222	$5,131
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
During the annual reviews for the years ended June 30, 2026, 2025 and 2024, we completed a Step 0 or Qualitative assessment and determined it was more likely than not that the fair value of our reporting units exceeded their carrying amounts, including goodwill, and therefore goodwill was not impaired.
When a portion of a reporting unit is classified as held for sale, goodwill is allocated to the disposal group based on the relative fair values of the disposal group and the portion of the reporting unit that will be retained. The goodwill allocated to the disposal group is included in the carrying amount of the disposal group for purposes of measuring any gain or loss on sale and is no longer subject to separate annual or interim impairment testing. See Note 18 – Business Combinations and Divestitures of the Notes to Consolidated Financial Statements (Part II, Item 8) for further information.
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
Tax years 2018 to 2025 remain subject to examination by the major tax jurisdictions in which we are subject to tax.
(3)Revenue Recognition. We have determined that we have two operating segments, which are Sleep and Breathing Health and Residential Care Software. For products in our Sleep and Breathing Health business, we transfer control and recognize a sale when products are shipped to the customer in accordance with the contractual shipping terms. For our Residential Care Software business, revenue associated with cloud-hosted services are recognized as they are provided. The timing of revenue recognition may differ from the timing of invoicing to customers. Unbilled receivables arise when revenue is recognized upon the completion of performance obligations, but in advance of customer billing schedules. Unbilled receivables primarily reflect products shipped prior to invoicing under the terms of our customer agreements and timing differences related to our software as a service billing cycles. We defer the recognition of a portion of the consideration received when performance obligations are not yet satisfied. Consideration received from customers in advance of revenue recognition is classified as deferred revenue. Performance obligations resulting in deferred revenue in our Sleep and Breathing Health business relate primarily to extended warranties on our devices and the provision of data for patient monitoring. Performance obligations resulting in deferred revenue in our Residential Care Software business relate primarily to the provision of software access with maintenance and support over an agreed term and material rights associated with future discounts upon renewal of some Residential Care Software contracts. Generally, deferred revenue will be recognized over a period of one to five years. Our contracts do not contain significant financing components.
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
Off-Balance Sheet Arrangements
As of June 30, 2026, we are not involved in any significant off-balance sheet arrangements, as described in Instruction 8 to Item 303(b) of Regulation S-K promulgated by the SEC.

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
The notional value of outstanding foreign cross-currency swaps was $3,412 million and $1,128 million at June 30, 2026 and June 30, 2025, respectively. These contracts mature at various dates prior to January 31, 2036.
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
The notional value of the outstanding non-designated hedges was $1,285 million and $1,410 million at June 30, 2026 and June 30, 2025, respectively. These contracts mature at various dates prior to June 17, 2027.

PART II	Item 7A
RESMED INC. AND SUBSIDIARIES Quantitative and Qualitative Disclosures About Market and Business Risks
Fair Values of Derivative Instruments
The table below provides information (in U.S. dollars) on our significant foreign-currency-denominated financial assets by legal entity functional currency as of June 30, 2026 (in thousands):

	U.S. Dollar (USD)	Euro (EUR)	Canadian Dollar (CAD)	Chinese Yuan (CNY)	Korean Won (KRW)
AUD Functional:
Net Assets/(Liabilities)	389,425	(148,456)	(74)	38,789	19,413
Foreign Currency Hedges	(355,000)	131,289	—	(44,182)	(25,819)
Net Total	34,425	(17,167)	(74)	(5,393)	(6,406)
USD Functional:
Net Assets/(Liabilities)	—	322,372	38,076	—	—
Foreign Currency Hedges	—	(319,661)	(35,196)	—	—
Net Total	—	2,711	2,880	—	—
EUR Functional:
Net Assets/(Liabilities)	—	2,710	2,880	—	—
Foreign Currency Hedges	6,651	—	—	—	—
Net Total	6,651	2,710	2,880	—	—
SGD Functional:
Net Assets/(Liabilities)	401,156	240,228	—	5,581	—
Foreign Currency Hedges	(425,000)	(251,162)	—	—	—
Net Total	(23,844)	(10,934)	—	5,581	—

PART II	Item 7A
RESMED INC. AND SUBSIDIARIES Quantitative and Qualitative Disclosures About Market and Business Risks
The table below provides information about our material foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars, forward contracts and cross-currency swaps held at June 30, 2026. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

		Fair Value Assets / (Liabilities)
	Total	June 30, 2026	June 30, 2025
AUD/USD
Contract amount	355,000	(10,551)	2,969
Ave. contractual exchange rate	AUD 1 = USD 0.7123
AUD/EUR
Contract amount	131,289	2,177	(1,203)
Ave. contractual exchange rate	AUD 1 = EUR 0.6130
SGD/EUR
Contract amount	268,287	1,701	(1,426)
Ave. contractual exchange rate	SGD 1 = EUR 0.6717
SGD/USD
Contract amount	425,000	(4,856)	3,031
Ave. contractual exchange rate	SGD 1 = USD 0.7831
AUD/CNY
Contract amount	44,182	(1,099)	374
Ave. contractual exchange rate	AUD 1 = CNY 4.7882
AUD/KRW
Contract amount	25,819	313	—
Ave. contractual exchange rate	AUD 1 = KRW 1,057.5981
USD/EUR
Contract amount	1,094,379	(96,601)	(128,631)
Ave. contractual exchange rate	USD 1 = EUR 0.9610
USD/SGD
Contract amount	2,317,584	(104,564)	—
Ave. contractual exchange rate	USD 1 = SGD 1.2744
USD/CAD
Contract amount	35,196	889	370
Ave. contractual exchange rate	CAD 1 = USD 0.7217
Interest Rate Risk
We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At June 30, 2026, we held cash and cash equivalents of $1,469 million principally comprising of bank term deposits, at-call accounts and money market accounts, which are invested at both short-term fixed interest rates and variable interest rates. At June 30, 2026, there was $160 million outstanding under the term loan facilities, which were subject to variable interest rates. A hypothetical 10% change in interest rates during the year ended June 30, 2026, would not have had a material impact on pretax income. We have no interest rate hedging agreements. On July 10, 2019, we entered into the Note Purchase Agreement with the purchasers to that agreement, in connection with the issuance and sale of $250 million principal amount of our 3.24% senior notes due July 10, 2026, and $250 million principal amount of our 3.45% senior notes due July 10, 2029. The interest rate on these notes is fixed and not subject to fluctuation.

PART II	Item 7A
RESMED INC. AND SUBSIDIARIES Quantitative and Qualitative Disclosures About Market and Business Risks
Inflation
Inflationary factors such as increases in the cost of our products, freight, overhead costs or wage rates may adversely affect our operating results. Sustained inflationary pressures in the future may have an adverse effect on our ability to maintain current levels of gross margin and operating margin if we are unable to offset such higher costs through price increases.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES
ITEM 8 CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item is incorporated by reference to the financial statements set forth in Item 15 of Part IV of this report, “Exhibits and Consolidated Financial Statement Schedules.”
(a) Index to Consolidated Financial Statements
(b) Supplementary Data
Quarterly Financial Information (unaudited)—The quarterly results for the years ended June 30, 2026 and 2025 are summarized below (in thousands, except per share amounts):

2026	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenue	$1,335,582	$1,422,808	$1,431,406	$1,463,647	$5,653,443
Gross profit	$820,820	$878,724	$890,979	$861,216	$3,451,739
Net income	$348,536	$392,593	$398,732	$383,432	$1,523,293
Basic earnings per share	$2.38	$2.69	$2.74	$2.65	$10.47
Diluted earnings per share	$2.37	$2.68	$2.74	$2.64	$10.43

2025	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net revenue	$1,224,509	$1,282,089	$1,291,736	$1,347,993	$5,146,327
Gross profit	$717,219	$751,275	$766,409	$820,070	$3,054,970
Net income	$311,355	$344,622	$365,041	$379,705	$1,400,723
Basic earnings per share	$2.12	$2.35	$2.49	$2.59	$9.55
Diluted earnings per share	$2.11	$2.34	$2.48	$2.58	$9.51
Note: the amounts for each quarter are computed independently and, due to the computation formula, the sum of the four quarters may not equal the year.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
ResMed Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of ResMed Inc. and subsidiaries (the Company) as of June 30, 2026 and 2025, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2026, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 13, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of goodwill triggering events
As discussed in Notes 2(i) and 5 to the consolidated financial statements, the Company’s goodwill balance was $2,910 million as of June 30, 2026. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of a reporting unit, including goodwill, might exceed the fair value of the reporting unit. In the current year, the Company performed qualitative, or Step 0, assessments to determine whether there was a greater than 50 percent likelihood that the fair value of each reporting unit was less than its carrying value. After completing Step 0, the Company determined that goodwill was not more likely than not impaired and, therefore, no Step 1, or quantitative assessment, was necessary.

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
August 13, 2026

PART II	Item 8
RESMED INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2026 and 2025
(In US$ and in thousands, except share and per share data)

	June 30, 2026	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$1,469,234	$1,209,450
Accounts receivable, net of allowances of $25,839 and $22,424 at June 30, 2026 and June 30, 2025, respectively	1,036,233	939,492
Inventories (note 4)	945,805	927,711
Prepaid expenses and other current assets (note 4)	416,081	428,952
Assets held for sale (note 18)	457,386	—
Total current assets	4,324,739	3,505,605
Non-current assets:
Property, plant and equipment, net (note 4)	581,829	550,790
Operating lease right-of-use assets (note 9)	153,167	167,497
Goodwill (note 5)	2,909,575	3,046,680
Other intangible assets, net (note 5)	452,737	464,861
Deferred income taxes (note 12)	329,254	253,119
Prepaid taxes and other non-current assets	214,649	185,839
Total non-current assets	4,641,211	4,668,786
Total assets	$8,965,950	$8,174,391
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$308,923	$278,157
Accrued expenses (note 7)	494,921	402,253
Operating lease liabilities, current (note 9)	29,141	30,506
Deferred revenue	162,911	166,030
Income taxes payable (note 12)	98,108	132,274
Short-term debt, net (note 8)	259,950	9,900
Liabilities held for sale (note 18)	41,156	—
Total current liabilities	1,395,110	1,019,120
Non-current liabilities:
Deferred revenue	170,951	156,803
Deferred income taxes (note 12)	64,640	77,682
Operating lease liabilities, non-current (note 9)	137,413	153,015
Other long-term liabilities	213,028	141,520
Long-term debt, net (note 8)	399,415	658,392
Total non-current liabilities	985,447	1,187,412
Total liabilities	2,380,557	2,206,532
Commitments and contingencies (note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $0.004 par value, 350,000,000 shares authorized; 191,037,523 issued and 144,239,563 outstanding at June 30, 2026 and 190,311,097 issued and 146,385,350 outstanding at June 30, 2025	764	761
Additional paid-in capital	2,190,614	2,033,599
Retained earnings	7,255,121	6,081,490
Treasury stock, at cost, 46,798,043 shares at June 30, 2026 and 43,925,747 shares at June 30, 2025	(2,778,591)	(2,073,292)
Accumulated other comprehensive loss	(82,515)	(74,699)
Total stockholders’ equity	6,585,393	5,967,859
Total liabilities and stockholders’ equity	$8,965,950	$8,174,391
See accompanying notes to consolidated financial statements.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended June 30, 2026, 2025 and 2024
(In US$ and in thousands, except share and per share data)

	June 30, 2026	June 30, 2025	June 30, 2024
Net revenue - Sleep and Breathing Health products	$4,977,630	$4,504,890	$4,101,172
Net revenue - Residential Care Software	675,813	641,437	584,125
Net revenue	5,653,443	5,146,327	4,685,297

Cost of sales - Sleep and Breathing Health products	1,962,607	1,864,198	1,806,845
Cost of sales - Residential Care Software	207,318	195,043	190,186
Cost of sales (exclusive of amortization shown separately below)	2,169,925	2,059,241	1,997,031

Amortization of acquired intangible assets - Sleep and Breathing Health products	6,266	6,646	5,515
Amortization of acquired intangible assets - Residential Care Software	25,513	25,470	27,448
Amortization of acquired intangible assets	31,779	32,116	32,963
Total cost of sales	2,201,704	2,091,357	2,029,994
Gross profit	3,451,739	3,054,970	2,655,303

Research and development	378,285	331,284	307,525
Selling, general, and administrative	1,119,528	993,050	917,136
Amortization of acquired intangible assets	45,466	45,273	46,521
Restructuring expenses (note 17)	21,745	—	64,228
Total operating expenses	1,565,024	1,369,607	1,335,410
Income from operations	1,886,715	1,685,363	1,319,893
Other income (loss), net:
Interest income (expense), net	49,914	4,114	(45,708)
Gain (loss) attributable to equity method investments (note 6)	6,955	3,644	(1,848)
Gain (loss) on equity investments (note 6)	(15,014)	(10,299)	(4,045)
Other, net	(9,154)	(5,256)	(3,494)
Total other income (loss), net	32,701	(7,797)	(55,095)
Income before income taxes	1,919,416	1,677,566	1,264,798
Income taxes (note 12)	396,123	276,843	243,847
Net income	$1,523,293	$1,400,723	$1,020,951

Basic earnings per share (note 11)	$10.47	$9.55	$6.94
Diluted earnings per share (note 11)	$10.43	$9.51	$6.92
Dividend declared per share	$2.40	$2.12	$1.92
Basic shares outstanding (000's)	145,523	146,716	147,021
Diluted shares outstanding (000's)	146,054	147,340	147,550
See accompanying notes to consolidated financial statements.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended June 30, 2026, 2025 and 2024
(In US$ and in thousands)

	June 30, 2026	June 30, 2025	June 30, 2024
Net income	$1,523,293	$1,400,723	$1,020,951
Other comprehensive income (loss):
Unrealized gains (losses) on designated hedging instruments	(77,977)	(52,573)	31,743
Foreign currency translation gain (loss) adjustments	70,161	229,403	(10,744)
Comprehensive income	$1,515,477	$1,577,553	$1,041,950
See accompanying notes to consolidated financial statements.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended June 30, 2026, 2025 and 2024
(In US$ and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2023	188,901	$588	$1,772,083	(41,836)	$(1,623,256)	$4,253,016	$(272,528)	$4,129,903
Common stock issued on exercise of options (note 10)	166	—	13,484	—	—	—	—	13,484
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 10)	175	1	(8,758)	—	—	—	—	(8,757)
Common stock issued on employee stock purchase plan (note 10)	323	1	39,609	—	—	—	—	39,610
Treasury stock purchases	—	(2)	2	(828)	(150,011)	—	—	(150,011)
Stock-based compensation costs (note 10)	—	—	80,184	—	—	—	—	80,184
Other comprehensive income (loss)	—	—	—	—	—	—	20,999	20,999
Net income	—	—	—	—	—	1,020,951	—	1,020,951
Dividends declared ($1.92 per common share)	—	—	—	—	—	(282,320)	—	(282,320)
Balance, June 30, 2024	189,565	$588	$1,896,604	(42,664)	$(1,773,267)	$4,991,647	$(251,529)	$4,864,043
Adjustment to common stock amount	—	170	(170)	—	—	—	—	—
Common stock issued on exercise of options (note 10)	293	1	30,882	—	—	—	—	30,883
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 10)	227	2	(18,079)	—	—	—	—	(18,077)
Common stock issued on employee stock purchase plan (note 10)	226	—	43,556	—	—	—	—	43,556
Treasury stock purchases	—	—	—	(1,262)	(300,025)	—	—	(300,025)
Stock-based compensation costs (note 10)	—	—	91,661	—	—	—	—	91,661
Acquisition of consolidated subsidiary	—	—	(10,855)	—	—	—	—	(10,855)
Other comprehensive income (loss)	—	—	—	—	—	—	176,830	176,830
Net income	—	—	—	—	—	1,400,723	—	1,400,723
Dividends declared ($2.12 per common share)	—	—	—	—	—	(310,880)	—	(310,880)
Balance, June 30, 2025	190,311	$761	$2,033,599	(43,926)	$(2,073,292)	$6,081,490	$(74,699)	$5,967,859
Common stock issued on exercise of options (note 10)	197	1	26,221	—	—	—	—	26,222
Common stock issued on vesting of restricted stock units, net of shares withheld for tax (note 10)	276	1	(21,834)	—	—	—	—	(21,833)
Common stock issued on employee stock purchase plan (note 10)	254	1	48,280	—	—	—	—	48,281
Treasury stock purchases	—	—	—	(2,872)	(705,299)	—	—	(705,299)
Stock-based compensation costs (note 10)	—	—	104,348	—	—	—	—	104,348
Other comprehensive income (loss)	—	—	—	—	—	—	(7,816)	(7,816)
Net income	—	—	—	—	—	1,523,293	—	1,523,293
Dividends declared ($2.40 per common share)	—	—	—	—	—	(349,662)	—	(349,662)
Balance, June 30, 2026	191,038	$764	$2,190,614	(46,798)	$(2,778,591)	$7,255,121	$(82,515)	$6,585,393
See accompanying notes to consolidated financial statements.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended June 30, 2026, 2025 and 2024
(In US$ and in thousands)

	June 30, 2026	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net income	$1,523,293	$1,400,723	$1,020,951
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	201,342	198,473	176,870
Amortization of right-of-use assets	42,810	37,338	39,339
Stock-based compensation costs (note 10)	104,348	91,661	80,184
(Gain) loss attributable to equity method investments, net of dividends received (note 6)	(2,382)	(3,644)	1,848
(Gain) loss on equity investments (note 6)	15,014	10,299	4,045
Gain on previously held equity investment (note 6)	(4,353)	—	—
Restructuring expenses (note 17)	—	—	33,239
Changes in operating assets and liabilities:
Accounts receivable	(96,778)	(76,684)	(134,278)
Inventories	(9,920)	(80,165)	172,203
Prepaid expenses, net deferred income taxes and other current assets	(140,260)	82,629	(115,213)
Accounts payable, accrued expenses and other	172,715	90,958	122,072
Net cash provided by (used in) operating activities	1,805,829	1,751,588	1,401,260
Cash flows from investing activities:
Purchases of property, plant and equipment	(156,285)	(89,865)	(99,460)
Patent registration costs	(18,670)	(10,777)	(15,396)
Purchases of intangible assets	(2,218)	—	—
Business acquisitions, net of cash acquired	(350,724)	(139,248)	(133,464)
Purchases of investments (note 6)	(28,536)	(6,416)	(12,765)
Proceeds from exits of investments (note 6)	2,752	4,628	1,000
Proceeds (payments) on maturity of foreign currency contracts	8,482	41,633	(9,699)
Net cash provided by (used in) investing activities	(545,199)	(200,045)	(269,784)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	74,503	74,439	53,094
Taxes paid related to net share settlement of equity awards	(21,833)	(18,077)	(8,757)
Purchases of treasury stock	(700,037)	(300,025)	(150,011)
Payments of business combination contingent consideration	—	(855)	(1,293)
Acquisition of consolidated subsidiary	—	(10,855)	—
Proceeds from borrowings, net of borrowing costs	—	—	105,000
Repayment of borrowings	(10,000)	(40,000)	(835,000)
Dividends paid	(349,662)	(310,880)	(282,320)
Net cash provided by (used in) financing activities	(1,007,029)	(606,253)	(1,119,287)
Effect of exchange rate changes on cash	6,183	25,799	(1,719)
Net increase (decrease) in cash and cash equivalents	259,784	971,089	10,470
Cash and cash equivalents at beginning of period	1,209,450	238,361	227,891
Cash and cash equivalents at end of period	$1,469,234	$1,209,450	$238,361
See accompanying notes to consolidated financial statements.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended June 30, 2026, 2025 and 2024
(In US$ and in thousands)

	June 30, 2026	June 30, 2025	June 30, 2024
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$357,167	$214,013	$278,400
Interest paid	$27,057	$28,415	$45,708
Fair value of assets acquired, excluding cash	$151,186	$43,534	$46,033
Liabilities assumed	(11,841)	(6,279)	(7,696)
Goodwill on acquisition	222,933	101,323	92,191
Previously held equity investment	(7,353)	—	—
Deferred payments	(1,030)	670	(143)
Fair value of contingent consideration	(3,171)	855	4,372
Cash paid for acquisitions	$350,724	$140,103	$134,757
See accompanying notes to consolidated financial statements.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

(1) Organization and Basis of Presentation
ResMed Inc. (referred to herein as "Resmed", “we”, “us”, “our” or the “Company”) is a Delaware corporation formed in March 1994 as a holding company for the Resmed Group. Through our subsidiaries, we design, manufacture and market equipment for the diagnosis and treatment of a broad range of sleep and related breathing health disorders, including obstructive sleep apnea. Our manufacturing operations are located in Australia, Singapore, Malaysia, France, China and the United States, or the U.S., and our major distribution and sales sites are located in the U.S., Germany, France, the United Kingdom, Switzerland, Australia, Japan, China, Finland, Norway and Sweden. We also operate a software as a service, or SaaS, business in the U.S. and Germany that includes residential care software platforms designed to support the professionals and caregivers who help people stay healthy in the home or care setting of their choice.
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
Disaggregation of revenue
See Note 13 – Segment Information for our net revenue disaggregated by segment, product and region for the years ended June 30, 2026, 2025 and 2024.
Performance obligations and contract balances
Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of risk and/or control of our products at a point in time. For products in our Sleep and Breathing Health business, we transfer control and recognize a sale when products are shipped to the customer in accordance with the contractual shipping terms. For our Residential Care Software business, revenue associated with cloud-hosted services are recognized as they are provided. The timing of revenue recognition may differ from the timing of invoicing to customers. Unbilled receivables arise when revenue is recognized upon the completion of performance obligations, but in advance of customer billing schedules. Unbilled receivables primarily reflect products shipped prior to invoicing under the terms of our customer agreements and timing differences related to our SaaS billing cycles. We defer the recognition of a portion of the consideration received when performance obligations are not yet satisfied. Consideration received from customers in advance of revenue recognition is classified as deferred revenue. Performance obligations resulting in deferred revenue in our Sleep and Breathing Health business relate primarily to extended warranties on our devices and the provision of data for patient monitoring. Performance obligations resulting in deferred revenue in our Residential Care Software business relate primarily to the provision of software access with maintenance and support over an agreed term and material rights associated with future discounts upon renewal of some Residential Care Software

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

contracts. Generally, deferred revenue will be recognized over a period of one year to five years. Our contracts do not contain significant financing components.
The following table summarizes our contract balances as of June 30, 2026 and 2025 (in thousands):

	2026	2025	Balance sheet caption
Contract assets
Accounts receivable, net	$1,036,233	$939,492	Accounts receivable, net
Unbilled receivables, current	$48,720	$51,175	Prepaid expenses and other current assets
Unbilled receivables, non-current	$14,053	$14,581	Prepaid taxes and other non-current assets

Contract liabilities
Deferred revenue, current	$(162,911)	$(166,030)	Deferred revenue (current liabilities)
Deferred revenue, non-current	$(170,951)	$(156,803)	Deferred revenue (non-current liabilities)
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
When Sleep and Breathing Health and Residential Care Software contracts have multiple performance obligations, we generally use an observable price to determine the stand-alone selling price by reference to pricing and discounting practices for the specific product or service when sold separately to similar customers. Revenue is then allocated proportionately, based on the determined stand-alone selling price, to each performance obligation. An allocation is not required for many of our Sleep and Breathing Health contracts that have a single performance obligation, which is the transfer of control for our therapy-based equipment.
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
Our cash and cash equivalents balance at June 30, 2026 includes $577 million in institutional money market accounts that require advance notice of up to 90 days for redemption, in accordance with the terms of the investment agreements. These cash balances earn interest rates above normal term deposit rates otherwise available and are held at highly rated financial institutions.

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
Depreciation expense for property, plant, and equipment was $103 million, $112 million, and $89 million for the years ended June 30, 2026, 2025 and 2024, respectively.
Long-lived assets or disposal groups are classified as held for sale when management with the authority to approve a plan to sell has committed to a plan to sell the asset or disposal group, the asset or disposal group is available for immediate sale in its present condition, an active program to locate a buyer has been initiated, the sale is probable and expected to be completed within one year, the asset or disposal group is being actively marketed at a price that is reasonable in relation to its current fair value, and it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Upon classification as held for sale, the assets are measured at the lower of their carrying amount or fair value less cost to sell and are no longer depreciated or amortized.
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
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

During the annual reviews for the years ended June 30, 2026, 2025 and 2024, we completed a Step 0 or Qualitative assessment and determined it was more likely than not that the fair value of our reporting units exceeded their carrying amounts, including goodwill, and therefore goodwill was not impaired.
When a portion of a reporting unit is classified as held for sale, goodwill is allocated to the disposal group based on the relative fair values of the disposal group and the portion of the reporting unit that will be retained. The goodwill allocated to the disposal group is included in the carrying amount of the disposal group for purposes of measuring any gain or loss on sale and is no longer subject to separate annual or interim impairment testing. See Note 18 – Business Combinations and Divestitures for further information.
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
The notional value of outstanding foreign cross-currency swaps was $3,412 million and $1,128 million at June 30, 2026 and June 30, 2025, respectively. These contracts mature at various dates prior to January 31, 2036.
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
The notional value of the outstanding non-designated hedges was $1,285 million and $1,410 million at June 30, 2026 and June 30, 2025, respectively. These contracts mature at various dates prior to June 17, 2027.
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
During the year ended June 30, 2024, we impaired $19 million of developed/core product technology intangible assets and $15 million of customer relationship intangible assets associated with restructuring activities. These non-cash charges were recorded within restructuring expenses in the consolidated statements of income. Refer to Note 17 – Restructuring Expenses for the facts and circumstances leading to the impairments. We did not record any material intangible asset impairments during the years ended June 30, 2026 and 2025.
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
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

(3) New Accounting Pronouncements
(a)Recently issued accounting standards not yet adopted
ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements
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
(b) Recently adopted accounting standards
ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which updates income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid. We adopted ASU No. 2023-09 during the fiscal year ended June 30, 2026. The amendment was applied prospectively. See Note 12 – Income Taxes for disclosure within the notes to the consolidated financial statements.
(4) Supplemental Balance Sheet Information
Components of selected captions in the consolidated balance sheets consisted of the following as of June 30, 2026 and June 30, 2025 (in thousands):

Inventories	2026	2025
Raw materials	$396,122	$367,284
Work in progress	2,648	2,550
Finished goods	547,035	557,877
Total inventories	$945,805	$927,711

Prepaid expenses and other current assets	2026	2025
Prepaid taxes	$154,826	$165,034
Prepaid inventories	27,178	48,245
Unbilled receivables, current	48,720	51,175
Other prepaid expenses and current assets	185,357	164,498
Total prepaid expenses and other current assets	$416,081	$428,952

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

Property, plant and equipment	2026	2025
Machinery and equipment	$477,870	$441,906
Computer equipment and software	197,796	201,437
Furniture and fixtures	65,594	64,062
Vehicles and aircraft	21,016	21,209
Clinical, demonstration and rental equipment	121,718	121,125
Leasehold improvements	159,222	124,046
Land	53,569	51,682
Buildings	236,040	230,631
Property, plant and equipment, at cost	$1,332,825	$1,256,098
Accumulated depreciation and amortization	(750,996)	(705,308)
Property, plant and equipment, net	$581,829	$550,790

(5) Goodwill and Other Intangible Assets, net
Goodwill
For each of the years ended June 30, 2026 and June 30, 2025, we have not recorded any goodwill impairments. Changes in the carrying amount of goodwill is comprised of the following for the year ended June 30, 2026 (in thousands):

	2026
	Sleep and Breathing Health	Residential Care Software	Total
Balance at the beginning of the period	$883,578	$2,163,102	$3,046,680
Business acquisitions	213,994	6,968	220,962
Adjustment to fair values of preliminary purchase price allocations	1,971	—	1,971
Reclassification to assets held for sale(1)	—	(327,240)	(327,240)
Foreign currency translation adjustments	(6,568)	(26,230)	(32,798)
Balance at the end of the period	$1,092,975	$1,816,600	$2,909,575
(1) As a result of the planned sale of the MatrixCare business, we allocated a portion of the Residential Care Software segment goodwill to assets held for sale. See Note 18 – Business Combinations and Divestitures for further information.
Other Intangible Assets
Other intangibles, net are comprised of the following as of June 30, 2026 and June 30, 2025 (in thousands):

	2026	2025
Developed/core product technology	$351,846	$396,242
Accumulated amortization	(200,355)	(315,032)
Developed/core product technology, net	151,491	81,210
Customer relationships	345,160	475,541
Accumulated amortization	(146,589)	(189,050)
Customer relationships, net	198,571	286,491
Other intangibles	271,448	267,499
Accumulated amortization	(168,773)	(170,339)
Other intangibles, net	102,675	97,160
Total other intangibles, net	$452,737	$464,861
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
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

Amortization expense related to acquired intangible assets for both the years ended June 30, 2026 and June 30, 2025 was $77 million. Amortization expense related to patents, included in other intangibles, for the years ended June 30, 2026 and June 30, 2025 was $11 million and $8 million, respectively. Total estimated annual amortization expense for the years ending June 30, 2027 through June 30, 2031, is shown below (in thousands):

	Fiscal Years Ending June 30
	2027	2028	2029	2030	2031
Estimated amortization expense	$64,706	$62,313	$56,483	$51,432	$48,268
(6) Investments
Equity investments by measurement category as of June 30, 2026 and June 30, 2025 were as follows (in thousands):

Measurement category	2026	2025
Fair value	$3,359	$13,080
Measurement alternative	80,579	63,642
Equity method	76,801	76,178
Total	$160,739	$152,900
The following table shows a reconciliation of the changes in our equity investments for the year ended June 30, 2026 (in thousands):

	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$63,642	$13,080	$76,178	$152,900
Additions to investments	27,017	1,000	519	28,536
Observable price adjustments on non-marketable equity securities	3,116	—	—	3,116
Impairment of investments	(7,409)	—	—	(7,409)
Proceeds from exits of investments	(2,752)	—	—	(2,752)
Acquisition of controlling interest in previously held investment	(3,000)	—	—	(3,000)
Unrealized gains (losses) on marketable equity securities	—	(10,721)	—	(10,721)
Gain (loss) attributable to equity method investments	—	—	6,955	6,955
Dividends received	—	—	(4,573)	(4,573)
Foreign currency translation adjustments	(35)	—	(2,278)	(2,313)
Carrying value at the end of the period	$80,579	$3,359	$76,801	$160,739

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

The following table shows a reconciliation of the changes in our equity investments for the year ended June 30, 2025 (in thousands):

	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$73,739	$12,026	$65,462	$151,227
Additions to investments	5,778	—	638	6,416
Impairment of investments	(11,742)	—	—	(11,742)
Realized gains (losses) on marketable and non-marketable equity securities	389	—	—	389
Proceeds from exits of investments	(4,628)	—	—	(4,628)
Unrealized gains (losses) on marketable equity securities	—	1,054	—	1,054
Gain (loss) attributable to equity method investments	—	—	3,644	3,644
Foreign currency translation adjustments	106	—	6,434	6,540
Carrying value at the end of the period	$63,642	$13,080	$76,178	$152,900
Net unrealized gains and losses recognized in the years ended June 30, 2026, 2025 and 2024 for equity investments in non-marketable and marketable securities still held as of those respective dates were a loss of $15 million, a loss of $11 million, and a loss of $4 million, respectively.
(7) Accrued Expenses
Accrued expenses at June 30, 2026 and June 30, 2025 consist of the following (in thousands):

	2026	2025
Product warranties	$39,710	$37,230
Field safety notification expenses	45,657	4,813
Consulting and professional fees	42,054	40,297
Value added taxes and other taxes due	40,566	35,584
Employee related costs	247,944	235,450
Promotional and marketing	14,804	9,391
Foreign currency hedging instruments	16,642	2,695
Accrued interest	8,654	8,642
Logistics and occupancy costs	22,610	13,982
Inventory in transit	5,541	6,063
Other	10,739	8,106
Total accrued expenses	$494,921	$402,253
(8) Debt
Debt at June 30, 2026 and June 30, 2025 consists of the following (in thousands):

	2026	2025
Short-term debt	$260,000	$10,000
Deferred borrowing costs	(50)	(100)
Short-term debt, net	$259,950	$9,900

Long-term debt	$400,000	$660,000
Deferred borrowing costs	(585)	(1,608)
Long-term debt, net	$399,415	$658,392
Total debt	$659,365	$668,292

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

Credit Facility
On June 29, 2022, we entered into a second amended and restated credit agreement, or the Revolving Credit Agreement, as borrower, with lenders MUFG Union Bank, N.A., as administrative agent, joint lead arranger, sole book runner, swing line lender and letter of credit issuer, Westpac Banking Corporation, as syndication agent and joint lead arranger, HSBC Bank USA, National Association, as syndication agent and joint lead arranger, and Wells Fargo Bank, National Association, as documentation agent. The Revolving Credit Agreement, among other things, provided a senior unsecured revolving credit facility of $1,500 million, with an uncommitted option to increase the revolving credit facility by an additional amount equal to the greater of $1,000 million or 1.0 times the EBITDA (as defined in the Revolving Credit Agreement) for the trailing twelve-month measurement period. The Revolving Credit Agreement amends and restates that certain Amended and Restated Credit Agreement, dated as of April 17, 2018, among Resmed, MUFG Union Bank, N.A., Westpac Banking Corporation and the lenders party thereto.
Additionally, on June 29, 2022, ResMed Pty Limited entered into a Second Amendment to the Syndicated Facility Agreement and First Amendment to Unconditional Guaranty Agreement, or the Term Credit Agreement, as borrower, with lenders MUFG Union Bank, N.A., as administrative agent, joint lead arranger and joint book runner, and Westpac Banking Corporation, as syndication agent, joint lead arranger and joint book runner, which amends that certain Syndicated Facility Agreement dated as of April 17, 2018. The Term Credit Agreement, among other things, provides ResMed Pty Limited a senior unsecured term credit facility of $200 million.
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
The Revolving Credit Agreement and Term Credit Agreement each terminate on June 29, 2027, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $5 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to the Adjusted Term SOFR (as defined in the Revolving Credit Agreement) plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). At June 30, 2026, the interest rate that was being charged on the outstanding principal amounts was 4.58%. An applicable commitment fee of 0.075% to 0.150% (depending on the then-applicable leverage ratio) applies on the unused portion of the revolving credit facility. As of June 30, 2026, we had $1,500 million available for draw down under the revolving credit facility.
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As the Revolving Credit and Term Credit Agreements’ interest rate is calculated as Adjusted Term SOFR plus the spreads described above, its carrying amount is equivalent to its fair value as at June 30, 2026 and June 30, 2025, which was $160 million and $170 million, respectively.
Senior Notes
On July 10, 2019, we entered into a Note Purchase Agreement with the purchasers to that agreement, in connection with the issuance and sale of $250 million principal amount of our 3.24% senior notes due July 10, 2026, and $250 million principal amount of our 3.45% senior notes due July 10, 2029, collectively referred to as the Senior Notes. Our obligations under the Note Purchase Agreement and the Senior Notes are unconditionally and irrevocably guaranteed by certain of our

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
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As of June 30, 2026 and June 30, 2025, the Senior Notes had a carrying amount of $500 million, excluding deferred borrowing costs, and an estimated fair value of $484 million and $480 million, respectively. Quoted market prices in active markets for identical liabilities based inputs (Level 2) were used to estimate fair value.
At June 30, 2026, we were in compliance with our debt covenants and there was $660 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes.
On July 10, 2026, the 3.24% senior notes with a principal balance of $250 million matured and were repaid in full.
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
We determine the lease term as the non-cancellable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leases with a term of 12 months or less are not recognized on the balance sheet. Some of our leases include variable lease payments that are based on costs incurred or actual usage or adjusted periodically based on an index or a rate. Our leases do not contain any residual value guarantees and we do not account for lease and non-lease components as a single lease component. Operating leases are included in operating lease right-of-use assets and operating lease liabilities on our consolidated balance sheets. We lease certain office space, warehouses and distribution centers, manufacturing facilities, vehicles, and equipment with remaining lease terms ranging from less than 1 year to 16 years, some of which include options to extend or terminate the leases.
Operating lease costs for the years ended June 30, 2026, 2025 and 2024 were $45 million, $39 million and $41 million, respectively. Short-term and variable lease costs were not material for the years ended June 30, 2026, 2025 and 2024.
Future lease payments under non-cancellable operating leases as of June 30, 2026 are as follows (in thousands):

	Total	2027	2028	2029	2030	2031	Thereafter
Minimum lease payments	$197,078	$34,884	$25,533	$22,898	$19,895	$18,182	$75,686
Less: imputed interest	(30,524)
Total lease liabilities	$166,554
As of June 30, 2026, future operating lease commitments for leases that have not yet commenced were $36 million.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

The supplemental information related to operating leases for the years ended June 30, 2026 and June 30, 2025 was as follows (in thousands):

	2026	2025

Weighted-average inputs:
Weighted-average remaining lease term (years)	7.9	8.3
Weighted-average discount rate	3.9%	3.7%

Cash flow information:
Operating cash flows paid for amounts included in the measurement of lease liabilities	$41,278	$35,732
Right of use assets obtained in exchange for new lease liabilities	$26,106	$33,638
(b)Leases where Resmed is the Lessor
We lease sleep and respiratory medical devices to customers primarily to comply with local health insurer requirements in certain foreign geographies. Device rental contracts are classified as operating leases, and contract terms vary by customer and include options to terminate or extend the contract. When lease contracts also include the sale of masks and accessories, we allocate contract consideration to those items on a relative standalone price basis and recognize revenue when control transfers to the customer. Operating lease revenue was $103 million, $99 million and $93 million for the years ended June 30, 2026, 2025 and 2024, respectively.
(10) Stockholders’ Equity
Common Stock. On February 21, 2014, our board of directors approved a new share repurchase program, authorizing us to acquire up to an aggregate of 20 million shares of our common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant and subject to applicable legal requirements. The 20 million shares the program authorizes us to purchase are in addition to the shares we repurchased on or before February 21, 2014 under our previous programs. There is no expiration date for this program, and the program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. All share repurchases since February 21, 2014 have been executed in accordance with this program.
During fiscal year 2026, we repurchased approximately 2.9 million shares at a cost of $705 million, including commissions and other incremental transaction costs. During fiscal year 2025, we repurchased approximately 1.3 million shares at a cost of $300 million. As of June 30, 2026, we have repurchased a total of approximately 46.8 million shares at a cost of $2.8 billion. Shares that are repurchased are classified as “treasury stock pending future use” and reduce the number of shares outstanding used in calculating earnings per share. At June 30, 2026, approximately 7.9 million additional shares can be repurchased under the approved share repurchase program.
Preferred Stock. In April 1997, our board of directors authorized 2 million shares of $0.01 par value preferred stock. No such shares were issued or outstanding at June 30, 2026.
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
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

At the annual meeting of our stockholders in November 2025, our stockholders approved an amendment and restatement to the 2009 Plan to increase the number of shares of common stock that may be issued or transferred pursuant to awards under the 2009 Plan by 2.4 million. The amendment and restatement authorizes the grant of incentive stock options and extends the term of the 2009 Plan indefinitely, unless otherwise amended.
The maximum number of shares of our common stock authorized for issuance under the 2009 Plan is 53.5 million. The number of securities remaining available for future issuance under the 2009 Plan at June 30, 2026 is 11.9 million. The number of shares of our common stock available for issuance under the 2009 Plan will be reduced by (i) 2.8 shares for each one share of common stock delivered in settlement of any “full-value award,” which is any award other than a stock option, stock appreciation right or other award for which the holder pays a purchase price and (ii) one share for each share of common stock delivered in settlement of all other awards. The maximum number of shares, which may be subject to awards granted under the 2009 Plan to any individual during any calendar year, may not exceed 3 million shares of our common stock (except in a participant’s initial year of hiring up to 4.5 million shares of our common stock may be granted). The maximum award amount which may be granted under the 2009 Plan to a non-employee director in a calendar year, which when taken together with any other cash fees earned for services as a non-employee director during the calendar year, has a total value of $0.7 million, or $1.2 million in the case of a non-employee director who is also serving as chairman of our board of directors. In addition, the payment of dividends or dividend equivalents on unvested awards, including time-based restricted stock, deferred stock and stock payment, is prohibited under the 2009 Plan.
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
The total fair value of RSUs that vested during the years ended June 30, 2026, 2025 and 2024, was $58 million, $45 million and $38 million, respectively.
The total fair value of PRSUs that vested during the years ended June 30, 2026, 2025 and 2024, was $17 million, $10 million, and $13 million, respectively.
The following table summarizes the activity of RSUs and PRSUs during year ended June 30, 2026 (in thousands, except years and per share amounts):

			Weighted Average Grant-Date Fair Value		Weighted Average Remaining Contractual Term in Years
	Restricted Stock Units	Performance Restricted Stock Units	Restricted Stock Units	Performance Restricted Stock Units	Restricted Stock Units	Performance Restricted Stock Units
Outstanding at beginning of period	833	342	$201.05	$213.28	1.5	1.5
Granted	405	85	238.15	247.57
Vested*	(286)	(80)	202.61	213.08
Forfeited	(83)	(30)	202.54	211.33
Outstanding at end of period	869	317	$217.66	$220.43	1.4	1.5
*Includes approximately 62 thousand RSUs and 28 thousand PRSUs netted for tax.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

The following table summarizes option activity during the year ended June 30, 2026 (in thousands, except years and per share amounts):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at beginning of period	517	$175.61	2.7
Granted	36	250.52
Exercised*	(205)	136.82
Forfeited	(2)	224.58
Outstanding at end of period	346	$206.02	3.2
Options exercisable at end of period	265	$201.27	2.4
Options vested and expected to vest at end of period	342	$205.65	3.1
*Includes approximately 8 thousand shares netted for tax.
The aggregate intrinsic value of options exercised during the fiscal years 2026, 2025 and 2024, was $25 million, $38 million and $18 million, respectively. As at June 30, 2026, the aggregate intrinsic value of options outstanding, exercisable, and vested and expected to vest were $6 million, $5 million and $6 million respectively.
Employee Stock Purchase Plan, or the ESPP. Under the ESPP, we offer participants the right to purchase shares of our common stock at a discount during successive offering periods. Each offering period under the ESPP will be for a period of time determined by the board of directors’ compensation committee of no less than 3 months and no more than 27 months. The purchase price for our common stock under the ESPP will be the lower of 85% of the fair market value of our common stock on the date of grant or 85% of the fair market value of our common stock on the date of purchase. An individual participant cannot subscribe for more than $25,000 in common stock during any calendar year. At the annual meeting of our stockholders in November 2025, our stockholders approved an amendment and restatement to the ESPP to increase the number of shares of common stock that may be issued or transferred pursuant to awards under the ESPP by 3.0 million shares. At June 30, 2026, the number of shares remaining available for future issuance under the ESPP is 3.5 million shares.
During years ended June 30, 2026, 2025 and 2024, we issued approximately 254,000, 226,000 and 323,000 shares to our employees in two offerings and we recognized $11 million, $12 million and $11 million, respectively, of stock compensation expense associated with the ESPP.
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
For the years ended June 30, 2026, 2025 and 2024, we estimated the fair value of PRSUs that are measured using a Monte-Carlo simulation valuation model, stock options granted under our stock option plans and purchase rights granted under the ESPP using the assumptions in the following tables. The risk-free interest rate is estimated using the U.S. Treasury yield curve and is based on the term of the award. The expected term of awards is estimated from the vesting period of the award, as well as historical exercise behavior, and represents the period of time the awards granted are expected to be outstanding. Expected volatility is estimated based upon the historical volatility of Resmed stock.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

	2026	2025	2024
Performance restricted stock units
Weighted average grant date fair value	$263.31	$272.47	$168.14
Weighted average risk-free interest rate	3.63%	4.23%	4.50%
Expected life in years	3 - 4	3 - 4	3 - 4
Dividend yield(1)	0.93% - 1.29%	0.88%	1.29%
Expected volatility	32% - 33%	32% - 34%	31% - 36%
Average peer volatility(2)	30%	31%	31%
Average peer correlation coefficient(3)	0.4316	0.5189	0.5385

Stock options:
Weighted average grant date fair value	$97.63	$88.54	$50.48
Weighted average risk-free interest rate	3.80%	4.17%	4.44%
Expected life in years	7.0	4.9	4.9
Dividend yield	0.96%	0.85%	1.29%
Expected volatility	35%	37%	36%

ESPP purchase rights:
Weighted average grant date fair value	$52.87	$59.55	$47.40
Weighted average risk-free interest rate	3.9%	4.7%	5.4%
Expected life in years	0.5	0.5	0.5
Dividend yield	0.90% - 1.29%	0.87% - 0.90%	0.75% - 1.30%
Expected volatility	19% - 34%	34% - 39%	27% - 40%
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
The following table summarizes total stock-based compensation costs incurred and the associated tax benefit recognized during the years ended June 30, 2026, 2025 and 2024 (in thousands):

	2026	2025	2024
Cost of sales	$10,121	$8,945	$7,563
Research and development expenses	22,042	18,128	14,472
Selling, general and administrative expenses	72,185	64,588	58,149
Stock-based compensation costs	104,348	91,661	80,184
Tax benefit	(23,127)	(21,833)	(15,053)
Stock-based compensation costs, net of tax benefit	$81,221	$69,828	$65,131
At June 30, 2026, there was $177 million in unrecognized compensation costs related to unvested stock-based compensation arrangements. This is expected to be recognized over a weighted average period of 2.5 years.
(11) Earnings Per Share
We compute basic earnings per share by dividing the net income available to common stockholders by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and restricted stock units. The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 96,152, 154,567 and 603,859 for the years ended June 30, 2026, 2025 and 2024, respectively, as the effect would have been anti-dilutive.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

Basic and diluted earnings per share for the years ended June 30, 2026, 2025 and 2024 are calculated as follows (in thousands except per share data):

	2026	2025	2024
Numerator:
Net income	$1,523,293	$1,400,723	$1,020,951
Denominator:
Basic weighted-average common shares outstanding	145,523	146,716	147,021
Effect of dilutive securities:
Stock options and restricted stock units	531	624	529
Diluted weighted average shares	146,054	147,340	147,550
Basic earnings per share	$10.47	$9.55	$6.94
Diluted earnings per share	$10.43	$9.51	$6.92
(12) Income Taxes
Income taxes paid (net of refunds received) for the year ended June 30, 2026 were as follows (in thousands):

2026
Federal	$34,313
State	22,215
Foreign:
Australia	226,485
Singapore	43,791
All other jurisdictions	30,363
Total	$357,167
Income before income taxes for the years ended June 30, 2026, 2025 and 2024, was taxed under the following jurisdictions (in thousands):

	2026	2025	2024
U.S.	$597,342	$359,741	$181,107
Non-U.S.	1,322,074	1,317,825	1,083,691
Income before income taxes	$1,919,416	$1,677,566	$1,264,798
The provision for income taxes is presented below (in thousands):

	2026	2025	2024
Current:
Federal	$40,604	$19,744	$57,103
State	20,213	19,919	17,250
Non-U.S.	331,425	298,170	219,372
Current income tax expense	392,242	337,833	293,725
Deferred:
Federal	43,459	(5,701)	(22,915)
State	(412)	(1,231)	(4,632)
Non-U.S.	(39,166)	(54,058)	(22,331)
Deferred income tax expense (benefit)	3,881	(60,990)	(49,878)
Provision for income taxes	$396,123	$276,843	$243,847

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 21% for the years ended June 30, 2026, 2025 and 2024, to pretax income as a result of the following (in thousands):

	2026
	Amount	Percent
Taxes Computed at statutory U.S. Rate	$403,077	21.00%
United States
State income taxes, net of U.S. tax benefit	19,801	1.03
Research & development tax Credits	(9,668)	(0.50)
Change in valuation allowance	11,006	0.57
Other	(2,582)	(0.13)
Australia
Effect of non-U.S. tax rates	54,889	2.86
Research & development tax credits	(17,158)	(0.89)
Other	1,219	0.06
Singapore
Effect of non-U.S. tax rates	(148,053)	(7.71)
Global minimum tax	63,618	3.31
Other	15,672	0.82
Other Foreign Jurisdictions	4,302	0.22
Provision for income taxes	$396,123	20.64%

	2025	2024
Taxes computed at statutory U.S. rate	$352,289	$265,608
Increase (decrease) in income taxes resulting from:
State income taxes, net of U.S. tax benefit	15,590	8,609
Research and development credit	(28,859)	(27,786)
Change in valuation allowance	20,644	849
Effect of non-U.S. tax rates	(12,225)	(15,838)
Foreign tax credits	(3,896)	(8,293)
Stock-based compensation expense	1,735	4,875
Cessation of business	(35,847)	—
Net refunds for prior tax years	(29,976)	—
Other	(2,612)	15,823
Provision for income taxes	$276,843	$243,847
We reported net deferred tax assets and liabilities in our consolidated balance sheets at June 30, 2026 and June 30, 2025, as follows (in thousands):

	2026	2025
Non-current deferred tax asset(1)	$333,171	$253,119
Non-current deferred tax liability	(64,640)	(77,682)
Net deferred tax asset	$268,531	$175,437
(1) As a result of the planned sale of the MatrixCare business, we allocated a portion of the Residential Care Software segment non-current deferred tax assets to assets held for sale. See Note 18 – Business Combinations and Divestitures for further information.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

The components of our deferred tax assets and liabilities at June 30, 2026 and June 30, 2025, are as follows (in thousands):

	2026	2025
Deferred tax assets:
Employee liabilities	$38,979	$37,189
Tax credit carry overs	2,997	1,577
Inventories	24,095	20,523
Provision for warranties	19,906	5,997
Provision for doubtful debts	7,727	4,942
Net operating loss carryforwards	36,445	14,408
Capital loss carryover	38,222	27,454
Stock-based compensation expense	13,081	12,752
Deferred revenue	33,412	31,289
Research and development capitalization	97,987	132,043
Lease liabilities	19,556	21,138
Hedging contracts	185,011	94,626
Property, plant and equipment	4,519	—
State income taxes	4,080	2,883
Other	26,565	18,527
	552,582	425,348
Less valuation allowance	(41,118)	(30,072)
Deferred tax assets	511,464	395,276
Deferred tax liabilities:
Goodwill and other intangibles	(226,558)	(196,698)
Right of use assets	(16,375)	(18,491)
Property, plant and equipment	—	(4,650)
Deferred tax liabilities	(242,933)	(219,839)
Net deferred tax asset	$268,531	$175,437
As of June 30, 2026, we had $26 million of U.S. federal and state net operating loss carryforwards and $10 million of non-U.S. net operating loss carryforwards, which expire in various years beginning in 2027 or carry forward indefinitely.
The valuation allowance at June 30, 2026 primarily relates to a provision for uncertainty of the utilization of net operating loss carryforwards of $1 million and a capital loss of $40 million. We believe that it is more likely than not that the benefits of deferred tax assets, net of any valuation allowance, will be realized.
A substantial portion of our manufacturing operations and administrative functions in Singapore operate under certain tax holidays and incentive programs that will expire in whole or in part at various dates through June 30, 2030. The end of certain tax holidays may be extended if specific conditions are met. The net impact of these tax holidays and incentive programs increased our net income by $37 million ($0.26 per diluted share) for the year ended June 30, 2026, $67 million ($0.46 per diluted share) for the year ended June 30, 2025, and $50 million ($0.34 per diluted share) for the year ended June 30, 2024. The change in impact of these tax holidays and incentives in the year ended June 30, 2026, relates to the enactment of Pillar Two minimum tax legislation in Singapore.
As a result of the Tax Cuts and Jobs Act of 2017, or the TCJA, we have treated all non-U.S. historical earnings as taxable. Therefore, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax if repatriated. In the event our non-U.S. earnings had not been permanently reinvested, approximately $5 million in U.S. state deferred taxes would have been recognized in the consolidated financial statements.
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
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for annual periods. We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. Based on all known facts and circumstances and current tax law, we believe the total amount of unrecognized tax benefits on June 30, 2026 is not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate.
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
Tax years 2018 to 2025 remain subject to examination by the major tax jurisdictions in which we are subject to tax.
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
Certain items are maintained at the corporate level and are not allocated to the segments. The non-allocated items include corporate headquarters costs, stock-based compensation, amortization expense from acquired intangibles, restructuring expenses, field safety notification expenses, acquisition and portfolio review related expenses, net interest expense (income), gains and losses attributable to equity method investments, gains and losses on equity investments, including gains associated with the fair value of previously held equity investments, and other, net. We neither discretely allocate assets to our operating segments, nor does our CODM evaluate the operating segments using discrete asset information.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

The table below presents a reconciliation of net revenues, significant expenses, net operating profit and depreciation and amortization by reportable segments for the years ended June 30, 2026, 2025 and 2024 (in thousands):

	2026	2025	2024
Net revenue by segment
Sleep and Breathing Health	$4,977,630	$4,504,890	$4,101,172
Residential Care Software	675,813	641,437	584,125
Total	$5,653,443	$5,146,327	$4,685,297

Significant segment expenses
Cost of sales
Sleep and Breathing Health	$1,953,178	$1,852,574	$1,782,023
Residential Care Software	207,318	195,043	190,186
Total	$2,160,496	$2,047,617	$1,972,209

Research and development
Sleep and Breathing Health	$228,152	$196,340	$186,461
Residential Care Software	103,539	97,959	95,490
Total	$331,691	$294,299	$281,951

Selling, general, and administrative
Sleep and Breathing Health	$591,802	$491,591	$451,334
Residential Care Software(1)	147,225	143,435	143,999
Total	$739,027	$635,026	$595,333

Net operating profit by segment
Sleep and Breathing Health	$2,204,498	$1,964,385	$1,681,354
Residential Care Software	217,731	205,000	154,450
Total	$2,422,229	$2,169,385	$1,835,804

Reconciling items
Corporate costs	$383,153	$406,114	$357,937
Amortization of acquired intangible assets	77,245	77,389	79,484
Restructuring expenses	21,745	—	64,228
Masks with magnets field safety notification expenses (2)	—	(1,512)	6,351
Astral field safety notification expenses (3)	41,885	—	7,911
Acquisition and portfolio review related expenses	11,486	2,031	—
Interest (income) expense, net	(49,914)	(4,114)	45,708
(Gain) loss attributable to equity method investments	(6,955)	(3,644)	1,848
(Gain) loss on equity investments	15,014	10,299	4,045
Other, net	9,154	5,256	3,494
Income before income taxes	$1,919,416	$1,677,566	$1,264,798

Depreciation and amortization by segment
Sleep and Breathing Health	$112,224	$110,543	$86,070
Residential Care Software	10,794	9,467	10,241
Amortization of acquired intangible assets and corporate assets	78,324	78,463	80,559
Total	$201,342	$198,473	$176,870

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

(1)     During the fiscal years ended June 30, 2026 and June 30, 2024, we recorded $3 million and $4 million of operating lease right-of-use asset impairments within our Residential Care Software segment, respectively. The impairments related to leases for office space and were recorded within selling, general and administrative expenses.
(2)    The masks with magnets field safety notification expenses relate to estimated costs to provide alternative masks to patients in response to updated contraindications for use of masks that incorporate magnets.
(3)    The Astral field safety notification expenses relate to estimated costs associated with the replacement a certain component in some of our Astral devices.
The following table summarizes our net revenue disaggregated by segment, product and region for the years ended June 30, 2026, 2025 and 2024 (in thousands):

	2026	2025	2024
Americas (A)
Devices	$1,767,741	$1,654,413	$1,522,758
Masks and other	1,513,283	1,343,101	1,199,798
Total Americas (A)	$3,281,024	$2,997,514	$2,722,556

Rest of World (A)
Devices	$1,124,487	$1,010,760	$921,253
Masks and other	572,119	496,616	457,363
Total Rest of World (A)	$1,696,606	$1,507,376	$1,378,616

Global revenue
Devices	$2,892,228	$2,665,173	$2,444,011
Masks and other	2,085,402	1,839,717	1,657,161
Total Sleep and Breathing Health	$4,977,630	$4,504,890	$4,101,172

Residential Care Software	675,813	641,437	584,125
Total	$5,653,443	$5,146,327	$4,685,297
(A) Historically we have presented our geographical split of revenue as “U.S., Canada, and Latin America” and “Combined Europe, Asia, and other markets”. Effective this quarter, this presentation has been renamed to Americas (formerly U.S., Canada, and Latin America) and Rest of World (formerly Combined Europe, Asia, and other markets). The methodology for attributing revenue to these geographies remains unchanged. Revenue from prior periods is consistent and comparable to previous reporting.
Revenue information by geographic area for the years ended June 30, 2026, 2025 and 2024 is summarized below (in thousands):

	2026	2025	2024
United States	$3,562,024	$3,285,581	$2,980,053
Rest of the World	2,091,419	1,860,746	1,705,244
Total	$5,653,443	$5,146,327	$4,685,297
Long-lived assets of geographic areas are those assets used in our operations in each geographical area, and excludes goodwill, other intangible assets, and deferred tax assets. Long-lived assets by geographic area as of June 30, 2026 and 2025 is summarized below (in thousands):

	2026	2025
United States	$246,602	$240,326
Australia	121,377	135,327
Singapore	57,695	25,409
Rest of the World	309,322	317,225
Total	$734,996	$718,287

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

(14) Employee Retirement Plans
We contribute to a number of employee retirement plans for the benefit of our employees. Details of the main plans are as follows:
Australia We contribute to defined contribution plans for each employee resident in Australia at the rate of approximately 12.0% of salaries. Employees may contribute additional funds to the plans. All Australian employees, after serving a qualifying period, are entitled to benefits on retirement, disability or death. Our total contributions to the plans for the years ended June 30, 2026, 2025 and 2024, were $18 million, $16 million and $15 million, respectively.
United States We sponsor a defined contribution plan available to substantially all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 4.0% of the employee’s eligible compensation, subject to the annual IRS limit. Our total contributions to the plan were $14 million, $13 million and $14 million in fiscal 2026, 2025 and 2024, respectively.
Singapore We sponsor a defined contribution plan available to all domestic employees. Company contributions to this plan are based on a percentage of employee contributions to a maximum of 17.0% of the employee’s salary. Our total contributions to the plan were $5 million, $4 million and $4 million in fiscal 2026, 2025 and 2024, respectively.
(15) Legal Actions, Contingencies and Commitments
Litigation
In the normal course of business, we are subject to routine litigation incidental to our business. While the results of this litigation cannot be predicted with certainty, we believe that their outcome will not, individually or in aggregate, have a material adverse effect on our consolidated financial statements taken as a whole.
On June 16, 2022, Cleveland Medical Devices Inc., or Cleveland Medical, filed suit for patent infringement against Resmed in the United States District Court for the District of Delaware, case no. 1:22-cv-00794. Cleveland Medical asserts that numerous Resmed connected devices, when combined with certain Resmed data platforms and/or software, including AirView and ResScan, infringe one or more of seven Cleveland Medical patents, including U.S. Patent Nos. 10,076,269; 10,426,399; 10,925,535; 11,064,937; 10,028,698; 11,202,603; and 11,234,637. We moved to dismiss the action because Cleveland Medical sued the wrong Resmed entity, and to dismiss the indirect and willful infringement allegations by Cleveland Medical. On October 2, 2023, the court granted a portion of the motion, dismissing all Cleveland Medical claims for indirect and willful infringement, and denied the rest of the motion. On March 22, 2023, ResMed Corp. filed a petition with the Patent Trial and Appeal Board, or PTAB, of the Patent and Trademark Office seeking review of the validity of U.S. Patent No. 10,076,269. On June 21, 2024, the District Court of Delaware granted Resmed's motion to stay the case until the PTAB issues its final written decision in the IPR proceeding. On May 2, 2025, the PTAB issued its decision finding all claims of U.S. Patent No. 10,076,269 unpatentable. On August 27, 2025, Cleveland Medical appealed the PTAB's ruling on U.S. Patent No. 10,076,269 to the United States Court of Appeals for the Federal Circuit. The appeal is pending.
On March 20, 2023, ResMed Corp. filed suit in the United States District Court for the Southern District of California, case no. 23-cv-00500-TWR-JLB, seeking a declaration that it does not infringe U.S. Patent No. 11,602,284 issued to Cleveland Medical. In November 2023, the case was transferred to the Northern District of Ohio. Cleveland Medical answered the complaint and filed a counterclaim asserting that ResMed Corp. infringes three additional patents, U.S. Patent Nos. 11,375,921; 11,690,512; and 11,786,680. On April 9, 2024, Cleveland Medical asserted infringement of two additional patents, U.S. Patent Nos. 11,857,333 and 11,872,029.
On October 11, 2024, ResMed Corp. filed a request for ex parte reexamination of U.S. Patent No. 11,375,921, and on November 15, 2024, the United States Patent and Trademark Office, or the Patent Office, ordered reexamination of the patent. On October 17, 2024, ResMed Corp. filed a request for ex parte reexamination of U.S. Patent No. 11,786,680, and on December 3, 2024, the Patent Office ordered reexamination of that patent. Between November 15, 2024, and January 10, 2025, ResMed Corp. filed petitions with the PTAB seeking Inter Partes Review of the validity of all six patents asserted. On March 7, 2025, the District Court granted ResMed Corp.'s motion to stay the case pending the conclusion of all Patent Office proceedings. On June 10, 2025, the PTAB denied institution of Inter Partes Review directed to U.S. Patent No. 11,602,284. In May and June 2026, the PTAB issued decisions finding the challenged claims of U.S. Patent Nos.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

11,375,921, 11,690,512, 11,786,680 and 11,872,029 patentable, while finding the challenged claim of U.S. Patent No. 11,857,333 unpatentable. Both parties are seeking review of the decisions adverse to them.
On November 5, 2025, Cleveland Medical filed suit for patent infringement against Resmed Inc. in the United States District Court for the District of Delaware, case no. 1:25-cv-1351. Cleveland Medical asserts that the ApneaLink Air device, in combination with the AirView Cloud Platform and ApneaLink software, and the Phillips Respironics’ Alice NightOne device, in combination with our subsidiary VirtuOx’s software platform Sleepifi, infringe one or more of six Cleveland Medical patents, including U.S. Patent Nos. 10,426,399; 10,925,535; 11,064,937; 10,028,698; 11,202,603; and 11,234,637. The complaint is centered on VirtuOx’s use and sales of the above-listed accused products. On January 15, 2026, we filed a motion to dismiss the new Delaware action. On April 24, 2026 Resmed Inc. filed a request for ex parte reexamination of U.S. Patent No. 11,064,937, and on June 3, 2026, the Patent Office ordered reexamination of the patent. On June 18, 2026, we moved to stay the new Delaware case pending resolution of the motion to dismiss. Both motions remain pending before the court.
On October 9, 2025, Fractus, S.A., or Fractus, filed suit for patent infringement against ResMed Corp. and ResMed Inc. in the United States District Court for the Southern District of California, case no. 3:25-cv-02680. Fractus asserts that Resmed’s AirSense 10, AirSense 11, AirCurve 10 and AirCurve 11, as well as the Resmed Connectivity Module used on its Astral and Stellar Ventilators, infringe one or more of five Fractus patents relating to antenna technology, including U.S. Patent Nos. 8,362,960; 8,456,365; 8,593,349; 8,674,887; and 11,031,677. The complaint seeks monetary damages, a permanent injunction, and attorneys’ fees. On January 2, 2026, we filed a petition with the PTAB seeking IPR of U.S. Patent No. 11,031,677. In January 2026, we also filed a partial motion to dismiss in the litigation, which remains pending before the court. On June 2, 2026, the PTAB instituted the IPR proceeding for U.S. Patent No. 11,031,677. On June 15, 2026, Resmed Corp. filed a petition with the PTAB seeking Inter Partes Review of U.S. Patent No. 8,362,960.
In December 2025, Resmed learned of the unsealing of an alleged whistleblower complaint filed on February 24, 2021, in the United States District Court of the Eastern District of Pennsylvania, by Veteran Marketing LLC, on behalf of the United States, case no. 2:21-cv-00853-WB, against Respironics, Inc, Koninklijke Philips N.V., First Nation Group, LLC f/k/a Jordan Reses Supply Company LLC, or First Nation, Fisher & Paykel Healthcare, Inc., ResMed Inc., Paul Evans, Eric Pauls, and John Doe Entities 1-25, alleging an action under the False Claims Act based on an alleged conspiracy to use First Nation to overcharge the United States on sales of CPAP products to the Veterans Administration. The complaint was unsealed after the United States declined to intervene and take on the case. On April 20, 2026, the plaintiff voluntarily dismissed the complaint, without prejudice, against Resmed; on May 15, 2026, the government consented to the dismissal.
Based on currently available information, we are unable to make a reasonable estimate of loss or range of losses, if any, arising from matters that remain open.
Contingent Obligations Under Recourse Provisions
We use independent financing institutions to offer some of our customers financing for the payment of outstanding accounts receivable. Under these arrangements, if the customer qualifies under the financing institutions’ credit criteria and finances the transaction, the financing institution pays us for the outstanding accounts receivable less a fee, and the customers repay the financing institution on a fixed payment plan. The customer’s receivable balance is with limited recourse whereby we are responsible for repaying the financing company should the customer default under a loss pool arrangement. We record a contingent provision, which is estimated based on historical default rates. This is applied to receivables sold with limited recourse and is recorded in accrued expenses. There are no arrangements with full recourse.
As of June 30, 2026, the maximum loss pool exposure on outstanding receivables sold with limited recourse and contingent provision were $34 million and $1 million, respectively. As of June 30, 2025, the maximum loss pool exposure on outstanding receivables sold with limited recourse and contingent provision were $34 million and $1 million, respectively.
Commitments
In the normal course of business, we enter into agreements to purchase goods or services that are not cancelable without penalty, primarily related to supply arrangements. Obligations under our purchase agreements at June 30, 2026 were as follows (in thousands):

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

	Total	Fiscal Years Ending June 30
		2027	2028	2029	2030	2031	Thereafter
Minimum purchase obligations	$1,172,524	$992,418	$58,754	$49,446	$50,611	$21,295	$—
(16) Derivative Instruments and Hedging Activities
Fair Values of Derivative Instruments
The following table presents our assets and liabilities related to derivative instruments on a gross basis within the consolidated balance sheets (in thousands):

	June 30, 2026	June 30, 2025	Balance Sheet Caption
Derivative Assets
Not Designated as Hedging Instruments
Foreign currency hedging instruments	$5,217	$6,810	Prepaid taxes and other current assets
Foreign currency hedging instruments	—	—	Prepaid taxes and other non-current assets
Total derivative assets	$5,217	$6,810
Derivative Liabilities
Designated as Hedging Instruments
Foreign cross-currency swaps – Fair Value Hedge	$28,536	$38,533	Other long-term liabilities
Foreign cross-currency swaps – Net Investment Hedge	172,629	91,596	Other long-term liabilities
Not Designated as Hedging Instruments
Foreign currency hedging instruments	16,642	2,695	Accrued expenses
Foreign currency hedging instruments	—	—	Other long-term liabilities
Total derivative liabilities	$217,807	$132,824
Fair Value Hedge Gains (Losses)
We recognized the following gains (losses) on the foreign cross currency swaps designated as fair value hedges (in thousands):

	Twelve Months Ended June 30,
	2026	2025	2024
Gain (loss) recognized in other comprehensive income (loss)	$80	$1,762	$3,329
Gain (loss) recognized on cross-currency swap in interest (expense) income, net (amount excluded from effectiveness testing)	$5,203	$4,699	$4,010
Gain (loss) recognized on cross-currency swap in other, net	$9,917	$(29,822)	$5,942
Gain (loss) recognized on intercompany debt in other, net	$(9,917)	$29,822	$(5,942)

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

Net Investment Hedge Gains (Losses)
We recognized the following gains (losses) on the foreign cross currency swaps designated as net investment hedges (in thousands):

	Twelve Months Ended June 30,
	2026	2025	2024
Gain (loss) recognized in cumulative translation adjustment within other comprehensive income (loss)	$(81,033)	$(70,326)	$19,532
Gain (loss) recognized from the excluded components in interest (expense) income, net	$28,845	$12,024	$10,337
Non-designated Derivative Gains (Losses)
We recognized the following gains (losses) in the consolidated statement of income on derivatives not designated as hedging instruments (in thousands):

	Twelve Months Ended June 30,
	2026	2025	2024
Gain (loss) recognized on foreign currency hedging instruments in other, net	$(8,032)	$47,241	$(4,168)
Gain (loss) recognized on other foreign-currency-denominated transactions in other, net	(5,778)	(54,330)	19
Total	$(13,810)	$(7,089)	$(4,149)
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
During the year ended June 30, 2026, we recorded $22 million of restructuring related charges for employee severance and one-time termination benefits associated with workforce planning activities. These costs are separately presented as restructuring expenses within our condensed consolidated statement of operations. We had $1 million remaining in our accruals at June 30, 2026. We do not expect any remaining expense under existing one-time termination benefit arrangements to be material.
We did not incur material restructuring expenses during the year ended June 30, 2025.
During the year ended June 30, 2024, we recorded $64 million of restructuring related charges associated with an evaluation of our existing operations to increase operational efficiency, decrease costs and increase profitability. Restructuring charges for the year ended June 30, 2024 were comprised of $29 million of employee severance and other one-time termination benefits, $33 million of intangible asset impairments associated with the wind down of certain business activities, and $2 million of other miscellaneous asset impairments. As of June 30, 2024, there were no restructuring expenses remaining in our accruals.
(18) Business Combinations and Divestitures
Noctrix Health, LLC business combination
On June 1, 2026, we completed our acquisition of 100% of the shares in Noctrix Health, LLC, or Noctrix, a medical device company developing clinically validated wearable therapeutics, for $335 million. Prior to this transaction, we held a 3% equity interest in Noctrix which was accounted for as an equity investment. On the acquisition date, we remeasured our previously held equity interest at a fair value of $7 million, which resulted in a gain of $4 million during the year ended June 30, 2026. The gain was recorded in other income, expense (net) on the consolidated statements of income.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

The acquisition has been accounted for as a business combination using purchase accounting and included in our consolidated financial statements from June 1, 2026. The total purchase price was allocated to Noctrix's tangible and identifiable intangible assets and liabilities based upon estimated fair values as of the June 1, 2026 closing date. The assessment of fair value is preliminary and is based on information that was available at the time our consolidated financial statements were prepared. Measurement period adjustments may arise upon the availability of further information regarding events or circumstances that existed at the acquisition date and will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. The finalization of our purchase accounting assessment could result in changes in the valuation of assets acquired and liabilities assumed, though we do not expect these changes will materially modify the preliminary purchase price. The final determination of the fair value of certain assets and liabilities will be completed within the measurement period as required by ASC Topic 805.
The total purchase price of $335 million consists of the amounts presented below, which represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed (in thousands):

	Preliminary	Intangible assets - useful life
Cash	$2,595
Accounts receivable	15,568
Property, plant and equipment	127
Inventory	1,184
Other assets	2,148
Accounts payable and accrued expenses	(5,097)
Identifiable intangible assets:
Developed technology	106,800	15 years
Customer relationships	6,300	5 years
Trade names	4,900	7 years
Deferred tax liabilities	(1,282)
Goodwill	202,024
Purchase price	$335,267
The goodwill recognized as part of the acquisition is reflected in our Sleep and Breathing Health segment and is not deductible for tax purposes. It mainly represents the synergies that are unique to our combined businesses.
Pro forma results of operations have not been presented because the effects of this acquisition were not material to our consolidated statements of income.
We incurred acquisition related costs associated with the Noctrix acquisition of $3 million during the year ended June 30, 2026. Acquisition related costs are expensed as incurred and recorded within selling, general, and administrative expenses on our consolidated statements of income. We did not incur acquisition related costs associated with the transaction during the years ended June 30, 2025, or 2024.
MatrixCare business divestiture
On June 30, 2026, we entered into a definitive agreement to sell our MatrixCare business for $490 million in an all-cash transaction, subject to certain closing adjustments. The transaction includes MatrixCare and related software offerings historically sold under the MatrixCare brand, including Healthcare First, Citus Health, and home health and hospice solutions, collectively defined as the "MatrixCare business”, within our Residential Care Software Segment. The transaction is expected to close in the first quarter of fiscal year 2027.
As of June 30, 2026, we determined that the MatrixCare business meets the criteria for classification as held for sale. The accompanying Consolidated Balance Sheet reflects the MatrixCare business assets and liabilities held for sale as of June 30, 2026. The sale of the MatrixCare business does not represent a strategic shift that has a major effect on our operations or financial results and is therefore not presented as a discontinued operation.

PART II	Item 8
RESMED INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

We allocated approximately $327 million of the total Residential Care Software segment goodwill to the MatrixCare business, for a total carrying value of $416 million. The estimated fair value was determined to be $457 million based on the expected sale price of the business and estimated closing adjustments, less costs to sell. Accordingly, no loss on held for sale net assets has been recognized for the twelve months ended June 30, 2026.
The following table presents the carrying amounts of the major classes of assets and liabilities held for sale that were included in the Consolidated Balance Sheet as of June 30, 2026 (in thousands):

June 30, 2026
Assets held for sale
Accounts receivable, net of allowances	$14,558
Prepaid expenses and other current assets	9,896
Property, plant, and equipment, net	11,834
Operating lease right-of-use assets	6,892
Goodwill	327,240
Other intangible assets, net	73,209
Deferred income taxes	3,917
Prepaid taxes and other non-current assets	9,840
Total assets held for sale	$457,386

Liabilities held for sale
Accounts payable	$1,179
Accrued expenses	15,013
Operating lease liabilities	10,228
Deferred revenue	14,586
Other long-term liabilities	150
Total liabilities held for sale	$41,156
We incurred portfolio review related costs associated with the MatrixCare divestiture of $7 million during the year ended June 30, 2026. Acquisition related costs are expensed as incurred and recorded within selling, general, and administrative expenses on our consolidated statements of income. We did not incur portfolio review related costs associated with the transaction during the years ended June 30, 2025, or 2024.

PART II	Item 8
SCHEDULE II
RESMED INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
June 30, 2026, 2025 and 2024
(in thousands)

	Balance at Beginning of Period	Charged to costs and expenses	Other (deductions)	Balance at End of Period
Year ended June 30, 2026
Applied against asset account
Allowance for trade accounts receivable	$22,424	$12,792	$(9,377)	$25,839
Year ended June 30, 2025
Applied against asset account
Allowance for trade accounts receivable	$21,132	$9,053	$(7,761)	$22,424
Year ended June 30, 2024
Applied against asset account
Allowance for trade accounts receivable	$23,603	$9,802	$(12,273)	$21,132
See accompanying report of independent registered public accounting firm.

PART II	Items 9 – 9C
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.
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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. In making this assessment, management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the audit committee of our board of directors.
Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management concluded that the company’s internal control over financial reporting was effective as of June 30, 2026.
KPMG LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of ResMed Inc. included in this report, has issued an attestation report on the effectiveness of internal control over financial reporting.

PART II	Items 9 – 9C
RESMED INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
ResMed Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited ResMed Inc. and subsidiaries' (the Company) internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2026 and 2025, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2026, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated August 13, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
August 13, 2026

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
During the quarterly period ended June 30, 2026, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each term as defined in Item 408 of Regulation S-K).
ITEM 9C DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III	Items 10 – 14
RESMED INC. AND SUBSIDIARIES
PART III
ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item is premised on information that will be included in our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the SEC within 120 days after June 30, 2026.
We have filed as exhibits to this report for the year ended June 30, 2026, the certifications of our chief executive officer and chief financial officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
Code of Conduct
We have adopted a Code of Business Conduct & Ethics that applies to our board of directors and all of our employees, including our chief executive officer and principal financial officer.
Our code of conduct is available at our website by visiting https://investor.resmed.com/ and clicking through “Corporate Governance,” “Governance Documents,” and “Code of Conduct -English.” When required by the rules of the NYSE, or the SEC, we will disclose any future amendment to, or waiver of, any provision of the code of conduct for our chief executive officer and principal financial officer or any member or members of our board of directors on our website within four business days following the date of such amendment or waiver
ITEM 11 EXECUTIVE COMPENSATION
Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the SEC within 120 days after June 30, 2026.
ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the SEC within 120 days after June 30, 2026.
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the SEC within 120 days after June 30, 2026.
ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item is incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders, which will be filed with the SEC within 120 days after June 30, 2026.

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
3.2
Ninth Amended and Restated Bylaws of ResMed Inc., a Delaware Corporation (as Approved and Adopted by Board Resolution August 6, 2025). (Incorporated by reference to Exhibit 3.2 to the Registrant's Report on Form 10-K filed on August 8, 2025)

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

10.1*	Form of Indemnification Agreements for our directors and officers. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on June 24, 2009)
10.2*	Form of Access Agreement for directors. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on June 24, 2009)
10.3*	Updated Form of Executive Agreement. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q filed on April 24, 2025)
10.4*	The ResMed Inc. 2009 Incentive Award Plan, as amended and restated. (Incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 8-K filed on November 20, 2025)
10.5*	Amended and Restated ResMed Inc. Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.5 to the Registrant's Report on Form 10-K filed on August 9, 2024)
10.6*	ResMed Inc. Non-Employee Director Deferral Program. (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q filed on October 25, 2024)
10.7*	Form of Restricted Stock Unit Award Agreement for Directors. (Incorporated by reference to Exhibit 10.7 to the Registrant's Report on Form 10-K filed on August 8, 2025)
10.8*	Form of Stock Option Award Agreement for Executive Officers. (Incorporated by reference to Exhibit 10.8 to the Registrant's Report on Form 10-K filed on August 8, 2025)
10.9*	Form of Stock Option Award Agreement for Directors. (Incorporated by reference to Exhibit 10.9 to the Registrant's Report on Form 10-K filed on August 8, 2025)
10.10*	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers. (Incorporated by reference to Exhibit 10.10 to the Registrant's Report on Form 10-K filed on August 8, 2025)
10.11*	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers.(Incorporated by reference to Exhibit 10.11 to the Registrant's Report on Form 10-K filed on August 8, 2025)
10.12*	Form of Restricted Stock Unit Award Agreement for Executive Officers. (Incorporated by reference to Exhibit 10.12 to the Registrant's Report on Form 10-K filed on August 8, 2025)
10.13*	Employment Agreement with Aaron Bloomer dated April 24, 2026. (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on form 10-Q filed on May 1, 2026)
10.14
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

10.15
Second Amended and Restated Unconditional Guaranty dated as of June 29, 2022, by each of the Revolving Facility Guarantors, in favor of MUFG Union Bank, N.A., in its capacity as administrative agent under the Revolving Credit Agreement. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on June 29, 2022)

10.16
Second Amendment to Syndicated Facility Agreement and First Amendment to Unconditional Guaranty Agreement, dated as of June 29, 2022, by and among ResMed Pty Limited, as borrower, ResMed, Inc., the other parties party thereto, and MUFG Union Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K filed on June 29, 2022)

10.17
Unconditional Guaranty dated as of April 17, 2018, by each of the guarantors identified on the Term Facility Guaranty’s signature pages as a guarantor, in favor of MUFG Union Bank, N.A., in its capacity as administrative agent under the Term Credit Agreement. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 8-K filed on April 19, 2018).

10.18*	The ResMed Inc. 2018 Employee Stock Purchase Plan, as amended and restated. (Incorporated by reference to Exhibit 10.2 of the Registrant's Report on Form 8-K filed on November 20, 2025)
10.19
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
101
The following materials from ResMed Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026 formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes.

104	The cover page from ResMed Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026, formatted in Inline XBRL and contained in Exhibit 101.
*Management contract or compensatory plan or arrangement
ITEM 16 FORM 10-K SUMMARY
None.

PART IV	Signatures
RESMED INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DATED August 13, 2026
ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief Executive Officer
(Principal Executive Officer)

PART IV	Signatures
RESMED INC. AND SUBSIDIARIES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ MICHAEL J. FARRELL	Chief Executive Officer and Chairman	August 13, 2026
Michael J. Farrell	(Principal Executive Officer)

/S/ AARON BLOOMER	Chief Financial Officer	August 13, 2026
Aaron Bloomer	(Principal Financial Officer and Principal Accounting Officer)

/S/ PETER C. FARRELL	Director and Chair Emeritus	August 13, 2026
Peter C. Farrell

/S/ CAROL J. BURT	Director	August 13, 2026
Carol J. Burt

/S/ CHRISTOPHER DELOREFICE	Director	August 13, 2026
Christopher DelOrefice

/S/ JAN DE WITTE	Director	August 13, 2026
Jan De Witte

/S/ KAREN DREXLER	Director	August 13, 2026
Karen Drexler

/S/ HARJIT GILL	Director	August 13, 2026
Harjit Gill

/S/ JOHN HERNANDEZ	Director	August 13, 2026
John Hernandez

/S/ NICOLE MOWAD-NASSAR	Director	August 13, 2026
Nicole Mowad-Nassar

/S/ DESNEY TAN	Director	August 13, 2026
Desney Tan

/S/ RON TAYLOR	Director	August 13, 2026
Ron Taylor