Form 10-Q
period 2026-09-30
RESMED INC
filed 2026-10-30
CIK 943819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At October 26, 2026 there were 140,657,071 shares of Common Stock ($0.004 par value) outstanding. This number excludes 50,441,545 shares held by the registrant as treasury shares.

RESMED INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION	Item 1
Item 1. Financial Statements
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In US$ and in thousands, except share and per share data)

	September 30, 2026	June 30, 2026
Assets
Current assets:
Cash and cash equivalents	$1,010,742	$1,469,234
Accounts receivable, net of allowances of $27,103 and $25,839 at September 30, 2026 and June 30, 2026, respectively	972,498	1,036,233
Inventories	1,021,358	945,805
Prepaid expenses and other current assets	504,323	416,081
Assets held for sale	—	457,386
Total current assets	3,508,921	4,324,739
Non-current assets:
Property, plant and equipment, net	601,787	581,829
Operating lease right-of-use assets	196,688	153,167
Goodwill	2,908,232	2,909,575
Other intangible assets, net	442,681	452,737
Deferred income taxes	344,845	329,254
Prepaid taxes and other non-current assets	208,657	214,649
Total non-current assets	4,702,890	4,641,211
Total assets	$8,211,811	$8,965,950
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$320,677	$308,923
Accrued expenses	480,166	494,921
Operating lease liabilities, current	31,527	29,141
Deferred revenue	171,647	162,911
Income taxes payable	160,228	98,108
Short-term debt, net	159,975	259,950
Liabilities held for sale	—	41,156
Total current liabilities	1,324,220	1,395,110
Non-current liabilities:
Deferred revenue	174,209	170,951
Deferred income taxes	62,651	64,640
Operating lease liabilities, non-current	169,447	137,413
Other long-term liabilities	283,965	213,028
Long-term debt, net	249,629	399,415
Total non-current liabilities	939,901	985,447
Total liabilities	2,264,121	2,380,557
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $0.004 par value, 350,000,000 shares authorized; 191,080,699 issued and 140,639,154 outstanding at September 30, 2026 and 191,037,523 issued and 144,239,563 outstanding at June 30, 2026	764	764
Additional paid-in capital	2,133,418	2,190,614
Retained earnings	7,578,580	7,255,121
Treasury stock, at cost, 50,441,545 shares at September 30, 2026 and 46,798,043 shares at June 30, 2026	(3,633,335)	(2,778,591)
Accumulated other comprehensive loss	(131,737)	(82,515)
Total stockholders’ equity	5,947,690	6,585,393
Total liabilities and stockholders’ equity	$8,211,811	$8,965,950
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In US$ and in thousands, except per share data)

	Three Months Ended September 30,
	2026	2025
Net revenue - Sleep and Breathing Health products	$1,259,802	$1,169,446
Net revenue - Residential Care Software	155,012	166,136
Net revenue	1,414,814	1,335,582

Cost of sales - Sleep and Breathing Health products	493,879	460,694
Cost of sales - Residential Care Software	50,368	57,224
Total cost of sales	544,247	517,918
Gross profit	870,567	817,664

Operating expenses:
Research and development	102,860	89,479
Selling, general, and administrative	314,723	281,648
Total operating expenses	417,583	371,127
Income from operations	452,984	446,537
Other income (loss), net:
Interest income	21,198	15,914
Interest expense	(4,814)	(7,121)
Gain (loss) attributable to equity method investments	1,884	1,489
Gain (loss) on equity investments	5,719	(6,190)
Gain on divestment of subsidiaries	61,784	—
Other, net	400	(3,836)
Total other income (loss), net	86,171	256
Income before income taxes	539,155	446,793
Income taxes	120,742	98,257
Net income	$418,413	$348,536

Basic earnings per share	$2.93	$2.38
Diluted earnings per share	$2.92	$2.37
Basic shares outstanding (000's)	142,989	146,182
Diluted shares outstanding (000's)	143,411	146,899
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In US$ and in thousands)

	Three Months Ended September 30,
	2026	2025
Net income	$418,413	$348,536
Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) on designated hedging instruments	(80,975)	1,603
Foreign currency translation gain (loss) adjustments	31,753	12,380
Comprehensive income	$369,191	$362,519
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In US$ and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2026	191,038	$764	$2,190,614	(46,798)	$(2,778,591)	$7,255,121	$(82,515)	$6,585,393
Common stock issued on exercise of options	25	—	3,654	—	—	—	—	3,654
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	18	—	(325)	—	—	—	—	(325)
Treasury stock purchases	—	—	(90,000)	(3,644)	(854,744)	—	—	(944,744)
Stock-based compensation costs	—	—	29,475	—	—	—	—	29,475
Other comprehensive income (loss)	—	—	—	—	—	—	(49,222)	(49,222)
Net income	—	—	—	—	—	418,413	—	418,413
Dividends declared ($0.66 per common share)	—	—	—	—	—	(94,954)	—	(94,954)
Balance, September 30, 2026	191,081	$764	$2,133,418	(50,442)	$(3,633,335)	$7,578,580	$(131,737)	$5,947,690
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In US$ and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, June 30, 2025	190,311	$761	$2,033,599	(43,926)	$(2,073,292)	$6,081,490	$(74,699)	$5,967,859
Common stock issued on exercise of options	69	1	8,204	—	—	—	—	8,205
Common stock issued on vesting of restricted stock units, net of shares withheld for tax	10	—	(719)	—	—	—	—	(719)
Treasury stock purchases	—	—	—	(523)	(150,010)	—	—	(150,010)
Stock-based compensation costs	—	—	21,160	—	—	—	—	21,160
Other comprehensive income (loss)	—	—	—	—	—	—	13,983	13,983
Net income	—	—	—	—	—	348,536	—	348,536
Dividends declared ($0.60 per common share)	—	—	—	—	—	(87,750)	—	(87,750)
Balance, September 30, 2025	190,390	$762	$2,062,244	(44,449)	$(2,223,302)	$6,342,276	$(60,716)	$6,121,264
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In US$ and in thousands)

	Three Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$418,413	$348,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,741	47,698
Amortization of right-of-use assets	10,090	9,971
Stock-based compensation costs	29,475	21,160
(Gain) loss attributable to equity method investments	(1,884)	(1,489)
(Gain) loss on equity investments	(5,719)	6,190
(Gain) loss on divestment of subsidiaries	(61,784)	—
Non-cash restructuring expenses	6,242	—
Changes in operating assets and liabilities:
Accounts receivable, net	64,839	29,970
Inventories	(71,764)	(14,663)
Prepaid expenses, net deferred income taxes and other current assets	(69,988)	2,312
Accounts payable, accrued expenses, income taxes payable and other	62,761	7,636
Net cash provided by (used in) operating activities	422,422	457,321
Cash flows from investing activities:
Purchases of property, plant and equipment	(48,740)	(42,965)
Patent registration and acquisition costs	(2,432)	(2,814)
Business acquisitions, net of cash acquired	(7,487)	(522)
Purchases of investments	(2,721)	(2,173)
Proceeds from divestment of subsidiaries, net of cash divested	450,820	—
Proceeds (payments) on maturity of foreign currency contracts	2,615	(4,104)
Net cash provided by (used in) investing activities	392,055	(52,578)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	3,654	8,205
Taxes paid related to net share settlement of equity awards	(325)	(719)
Purchases of treasury stock	(936,378)	(150,010)
Repayment of borrowings	(250,000)	—
Dividends paid	(94,954)	(87,750)
Net cash provided by (used in) financing activities	(1,278,003)	(230,274)
Effect of exchange rate changes on cash	5,034	(71)
Net increase (decrease) in cash and cash equivalents	(458,492)	174,398
Cash and cash equivalents at beginning of period	1,469,234	1,209,450
Cash and cash equivalents at end of period	$1,010,742	$1,383,848
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$71,859	$61,873
Interest paid	$4,575	$6,852
Fair value of assets acquired, excluding cash	$3,710	$(798)
Liabilities assumed	(760)	—
Goodwill on acquisition	4,537	1,320
Cash paid for acquisitions	$7,487	$522
See the accompanying notes to the unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION	Item 1
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and the rules of the U.S. Securities and Exchange Commission, or the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to state fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2027.
The condensed consolidated financial statements for the three months ended September 30, 2026 and September 30, 2025 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, or Form 10-K, for the year ended June 30, 2026.
Reclassification of Prior-period Amounts
During the first quarter of fiscal year 2027, we revised the presentation of restructuring expenses and amortization of acquired intangibles in our condensed consolidated statements of operations. Restructuring expenses, which were previously presented as a separate line item within operating expenses, are now classified within cost of sales, research and development expenses, and selling, general and administrative expenses based on the function of the associated costs. In connection with this change, we renamed "restructuring expenses" as "restructuring and business transformation expenses" to reflect the broader nature of the costs included within this category. Amortization of acquired intangibles relating to cost of sales is no longer presented as a separate line item within cost of sales. Amortization of acquired intangibles relating to operating expenses are now classified within selling, general and administrative expenses.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Prior-period amounts have been reclassified to conform to the current-period presentation. The reclassifications had no effect on previously reported income from operations, income before income taxes, net income, earnings per share or cash flows. The following table reconciles previously reported amounts to the revised presentation (in thousands):

	Three Months Ended September 30, 2025
	As previously reported	Restructuring and business transformation expenses	Amortization of acquired intangibles	As reclassified
Cost of sales - Sleep and Breathing Health products	$456,118	$3,156	$1,420	$460,694
Cost of sales - Residential Care Software	50,823	—	6,401	57,224
Cost of sales (exclusive of amortization shown separately below)	$506,941	$3,156	$7,821	$517,918

Amortization of acquired intangible assets - Sleep and Breathing Health products	1,420	—	(1,420)	—
Amortization of acquired intangible assets - Residential Care Software	6,401	—	(6,401)	—
Amortization of acquired intangible assets	$7,821	$—	$(7,821)	$—
Total cost of sales	$514,762	$3,156	$—	$517,918
Gross profit	$820,820	$(3,156)	$—	$817,664

Research and development	87,323	2,156	—	89,479
Selling, general, and administrative	259,194	10,498	11,956	281,648
Amortization of acquired intangible assets	11,956	—	(11,956)	—
Restructuring expenses	15,810	(15,810)	—	—
Total operating expenses	$374,283	$(3,156)	$—	$371,127
Income from operations	$446,537	$—	$—	$446,537
Revenue Recognition
In accordance with Accounting Standards Codification, or ASC, Topic 606, “Revenue from Contracts with Customers”, we account for a contract with a customer when there is a legally enforceable contract, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry, or Sleep and Breathing Health, and the supply of business management SaaS to residential care providers, or Residential Care Software. Our Sleep and Breathing Health revenue relates primarily to the sale of our products that are therapy-based equipment. Some contracts include additional performance obligations such as the provision of extended warranties and provision of data for patient monitoring. Our Residential Care Software revenue relates to the provision of software access with ongoing support and maintenance services as well as professional services such as training and consulting.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Disaggregation of revenue
The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Three Months Ended September 30,
	2026	2025
Americas
Devices	$436,438	$413,438
Masks and other	396,981	361,316
Total Americas	$833,419	$774,754
Rest of World
Devices	$283,854	$266,872
Masks and other	142,529	127,820
Total Rest of World	$426,383	$394,692
Global revenue
Devices	$720,292	$680,310
Masks and other	539,510	489,136
Total Sleep and Breathing Health	$1,259,802	$1,169,446

Residential Care Software	155,012	166,136
Total	$1,414,814	$1,335,582
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
The following table summarizes our contract balances (in thousands):

	September 30, 2026	June 30, 2026	Balance sheet caption
Contract assets
Accounts receivable, net	$972,498	$1,036,233	Accounts receivable, net
Unbilled receivables, current	$51,926	$48,720	Prepaid expenses and other current assets
Unbilled receivables, non-current	$13,536	$14,053	Prepaid taxes and other non-current assets

Contract liabilities
Deferred revenue, current	$(171,647)	$(162,911)	Deferred revenue (current liabilities)
Deferred revenue, non-current	$(174,209)	$(170,951)	Deferred revenue (non-current liabilities)

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $386 million. As of September 30, 2026, we expected to recognize 46% of our remaining performance obligations as revenue over the next 12 months with the remainder recognized thereafter.
Transaction price determination
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. In our Sleep and Breathing Health segment, the amount of consideration received and revenue recognized varies with changes in marketing incentives (e.g. rebates, discounts, free goods) and returns by our customers and their customers. When we give customers the right to return eligible products and receive credit, returns are estimated based on an analysis of our historical experience. Returns of products, excluding warranty-related returns, have historically been infrequent and insignificant. We estimate variable consideration using the expected value method at the time of the initial sale and update our estimates as additional information becomes available or the consideration becomes fixed.
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
Lease Revenue
We lease Sleep and Breathing Health medical devices to customers primarily as a means to comply with local health insurer requirements in certain foreign geographies. Device rental contracts are classified as operating leases, and contract terms vary by customer and include options to terminate or extend the contract. When lease contracts also include the sale of masks and accessories, we allocate contract consideration to those items on a relative standalone price basis and recognize revenue when control transfers to the customer. Operating lease revenue was $27 million for the three months ended September 30, 2026 and $26 million for the three months ended September 30, 2025 and was recorded in net revenue within the condensed consolidated statements of operations.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Cash and Cash Equivalents
Our cash and cash equivalents balance at September 30, 2026 and June 30, 2026 includes $270 million and $577 million, respectively, in institutional money market accounts held at highly rated institutions that require advance notice of up to 90 days for redemption, in accordance with the terms of the investment agreements.
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
Recently Adopted Accounting Standards
ASU 2025-05 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses for Accounts Receivable and Contract Assets," providing entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. ASU 2025-05 became effective for us in the first quarter of the fiscal year ending June 30, 2027. We evaluated the impact of this ASU on our consolidated financial statements and disclosures, and determined it was not material.
(2)    Segment Information
We have quantitatively and qualitatively determined that we operate in two operating segments, which are the Sleep and Breathing Health segment and the Residential Care Software segment.
The identification of operating segments is based on our internal organizational structure and the information regularly reviewed by our Chief Executive Officer, who is our Chief Operating Decision Maker (CODM). Our CODM evaluates segment performance and makes resource allocation decisions based on segment net revenue and segment net operating profit, which is the primary measure of segment profit or loss. Impacts to segment net operating profit are referenced by our CODM when deciding to enter new markets, launch new products, reinvest profits, acquire or otherwise invest in other companies, and for monitoring actual results against forecasts. The accounting policies of the segments are the same as those described in Note 2 of our consolidated financial statements included in our Form 10-K for the fiscal year ended June 30, 2026. Segment net revenues and segment net operating profit do not include inter-segment profits and revenue is allocated to a geographic area based on where the products are shipped to or where the services are performed.
Certain items are maintained at the corporate level and are not allocated to the segments. The non-allocated items include corporate headquarters costs, stock-based compensation, costs to fulfill and income from transition service agreements, or TSAs, amortization expense from acquired intangibles, restructuring and business transformation expenses, acquisition and divestment-related expenses, interest income, interest expense, gains and losses attributable to equity method investments, gains and losses on equity investments, gains on divestments of subsidiaries, and other, net. We neither discretely allocate assets to our operating segments, nor does our Chief Operating Decision Maker evaluate the operating segments using discrete asset information.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The table below presents a reconciliation of net revenues and net operating profit by reportable segments (in thousands):

	Three Months Ended September 30,
	2026	2025
Net revenue by segment
Sleep and Breathing Health	$1,259,802	$1,169,446
Residential Care Software	155,012	166,136
Total	$1,414,814	$1,335,582

Significant segment expenses
Cost of sales
Sleep and Breathing Health	$479,623	$453,185
Residential Care Software	48,173	50,823
Total	$527,796	$504,008

Selling, general, and administrative
Sleep and Breathing Health	$154,815	$134,734
Residential Care Software	29,843	36,333
Total	$184,658	$171,067

Research and development
Sleep and Breathing Health	$65,873	$50,903
Residential Care Software	22,698	24,962
Total	$88,571	$75,865

Net operating profit by segment
Sleep and Breathing Health	$559,491	$530,624
Residential Care Software	54,298	54,018
Total	$613,789	$584,642

Reconciling items
Corporate costs	$107,612	$102,518
Amortization of acquired intangible assets	13,538	19,777
Restructuring and business transformation expenses	29,457	15,810
Acquisition and divestment-related expenses	10,198	—
Interest income	(21,198)	(15,914)
Interest expense	4,814	7,121
(Gain) Loss attributable to equity method investments	(1,884)	(1,489)
(Gain) Loss on equity investments	(5,719)	6,190
Gain on divestment of subsidiaries	(61,784)	—
Other, net	(400)	3,836
Income before income taxes	$539,155	$446,793

Depreciation and amortization by segment
Sleep and Breathing Health	$26,757	$25,034
Residential Care Software	1,206	2,617
Amortization of acquired intangible assets and corporate assets	13,778	20,047
Total	$41,741	$47,698

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Concentration of Credit Risk and Significant Customers
During the three months ended September 30, 2026, one customer accounted for 11% of our total net revenue. The revenue from this customer is reported in both our Sleep and Breathing Health and Residential Care Software segments. No customer accounted for 10% or more of our total revenues for the three months ended September 30, 2025.
(3)    Supplemental Balance Sheet Information
Components of selected captions in the condensed consolidated balance sheets consisted of the following (in thousands):

Inventories	September 30, 2026	June 30, 2026
Raw materials	$398,145	$396,122
Work in progress	4,096	2,648
Finished goods	619,117	547,035
Total inventories	$1,021,358	$945,805

Prepaid expenses and other current assets	September 30, 2026	June 30, 2026
Prepaid taxes	$199,488	$154,826
Prepaid inventories	31,815	27,178
Unbilled receivables	51,926	48,720
Prepaid expenses	61,225	67,876
Other current assets	159,869	117,481
Total prepaid expenses and other current assets	$504,323	$416,081

Property, Plant and Equipment	September 30, 2026	June 30, 2026
Property, plant and equipment, at cost	$1,360,346	$1,332,825
Accumulated depreciation and amortization	(758,559)	(750,996)
Property, plant and equipment, net	$601,787	$581,829

Other Intangible Assets	September 30, 2026	June 30, 2026
Developed/core product technology	$351,323	$351,846
Accumulated amortization	(205,164)	(200,355)
Developed/core product technology, net	146,159	151,491
Customer relationships	349,146	345,160
Accumulated amortization	(154,145)	(146,589)
Customer relationships, net	195,001	198,571
Other intangibles	274,801	271,448
Accumulated amortization	(173,280)	(168,773)
Other intangibles, net	101,521	102,675
Total other intangibles, net	$442,681	$452,737
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
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(4)    Goodwill
A reconciliation of changes in our goodwill by reportable segment is as follows (in thousands):

	Three Months Ended September 30, 2026
	Sleep and Breathing Health	Residential Care Software	Total
Balance at the beginning of the period	$1,092,975	$1,816,600	$2,909,575
Business acquisitions	3,524	—	3,524
Adjustment to fair values of preliminary purchase price allocations	1,013	—	1,013
Foreign currency translation adjustments	(466)	(5,414)	(5,880)
Balance at the end of the period	$1,097,046	$1,811,186	$2,908,232
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
Non-marketable equity securities consist of investments in privately held companies without readily determinable fair values and are recorded in prepaid taxes and other non-current assets on the condensed consolidated balance sheets. We account for these investments using the measurement alternative, under which they are measured and reported at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. We assess non-marketable equity securities at least quarterly for impairment and consider qualitative and quantitative factors including the investee's financial metrics, product and commercial outlook and cash usage. All gains and losses on marketable and non-marketable equity securities, realized and unrealized, are recognized in gain (loss) on equity investments as a component of other income (loss), net on the condensed consolidated statements of operations.
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
Equity investments by measurement category were as follows (in thousands):

Measurement category	September 30, 2026	June 30, 2026
Fair value	$18,425	$3,359
Measurement alternative	71,224	80,579
Equity method	80,910	76,801
Total	$170,559	$160,739

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following tables show a reconciliation of the changes in our equity investments (in thousands):

	Three Months Ended September 30, 2026
	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$80,579	$3,359	$76,801	$160,739
Additions to investments	—	—	2,721	2,721
Reclassification to marketable securities	(9,347)	9,347	—	—
Unrealized gains (losses) on marketable equity securities	—	5,719	—	5,719
Gain attributable to equity method investments	—	—	1,884	1,884
Foreign currency translation adjustments	(8)	—	(496)	(504)
Carrying value at the end of the period	$71,224	$18,425	$80,910	$170,559

	Three Months Ended September 30, 2025
	Non-marketable securities	Marketable securities	Equity method investments	Total
Balance at the beginning of the period	$63,642	$13,080	$76,178	$152,900
Additions to investments	2,017	—	156	2,173
Impairment of investments	(1,128)	—	—	(1,128)
Unrealized gains (losses) on marketable equity securities	—	(5,062)	—	(5,062)
Gain attributable to equity method investments	—	—	1,489	1,489
Foreign currency translation adjustments	(4)	—	(224)	(228)
Carrying value at the end of the period	$64,527	$8,018	$77,599	$150,144
Net unrealized gains recognized for equity investments in non-marketable and marketable securities held as of September 30, 2026 were $6 million for the three months ended September 30, 2026. Net unrealized losses recognized for equity investments in non-marketable and marketable securities held as of September 30, 2025 were $6 million for the three months ended September 30, 2025.
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
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(7)    Debt
Debt consisted of the following (in thousands):

	September 30, 2026	June 30, 2026
Short-term debt	$160,000	$260,000
Deferred borrowing costs	(25)	(50)
Short-term debt, net	$159,975	$259,950

Long-term debt	$250,000	$400,000
Deferred borrowing costs	(371)	(585)
Long-term debt, net	$249,629	$399,415
Total debt	$409,604	$659,365
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
The Revolving Credit Agreement and Term Credit Agreement each terminate on June 29, 2027, when all unpaid principal and interest under the loans must be repaid. Amounts borrowed under the Term Credit Agreement will also amortize on a semi-annual basis, with a $5 million principal payment required on each such semi-annual amortization date. The outstanding principal amounts will bear interest at a rate equal to the Adjusted Term SOFR (as defined in the Revolving Credit Agreement) plus 0.75% to 1.50% (depending on the then-applicable leverage ratio) or the Base Rate (as defined in the Revolving Credit Agreement and the Term Credit Agreement, as applicable) plus 0.0% to 0.50% (depending on the then-applicable leverage ratio). At September 30, 2026, the interest rate that was being charged on the outstanding principal amounts was 4.92%. An applicable commitment fee of 0.075% to 0.150% (depending on the then-applicable leverage

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
ratio) applies on the unused portion of the revolving credit facility. As of September 30, 2026, we had $1,500 million available for draw down under the revolving credit facility.
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As the Revolving Credit and Term Credit Agreements bear interest at variable rates based on Adjusted Term SOFR plus the spreads described above, we have determined that the carrying amount approximates its fair value, which was $160 million as of September 30, 2026 and June 30, 2026.
Senior Notes
On July 10, 2019, we entered into a Note Purchase Agreement with the purchasers to that agreement, in connection with the issuance and sale of $500 million aggregate principal amount of senior notes, consisting of $250 million principal amount of our 3.24% senior notes and $250 million principal amount of our 3.45% senior notes, collectively referred to as the Senior Notes. The 3.24% senior notes were repaid in full on July 10, 2026. The 3.45% senior notes are due July 10, 2029. Our obligations under the Note Purchase Agreement and the Senior Notes are unconditionally and irrevocably guaranteed by certain of our direct and indirect U.S. subsidiaries. The net proceeds from this transaction were used to pay down borrowings on our Revolving Credit Agreement.
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
We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As of September 30, 2026 and June 30, 2026, the Senior Notes had carrying amounts excluding deferred borrowing costs of $250 million and $500 million, respectively, and estimated fair values of $232 million and $484 million, respectively. Quoted market prices in active markets for similar liabilities based inputs (Level 2) were used to estimate fair value.
At September 30, 2026, we were in compliance with our debt covenants and there was $410 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(8)    Treasury Stock
On August 31, 2026, pursuant to our existing share repurchase program, we entered into an accelerated share repurchase agreement, or the ASR Agreement, to repurchase $450 million of our common stock. Pursuant to the ASR Agreement, we paid $450 million and received an initial delivery of 1.6 million shares during the three months ended September 30, 2026, representing an estimated 80 percent of the shares to be purchased under the ASR Agreement based on the $230.87 closing price of our common stock on September 2, 2026. Final settlement of the ASR Agreement is expected to occur no later than December 29, 2026, and will be based on a discount to the volume-weighted average price per share of our common stock over the term of the ASR Agreement. The maximum number of shares that could be required to settle the ASR Agreement is 72.1 million.
The ASR Agreement was accounted for as two separate transactions. The initial delivery of shares was recorded as treasury stock transaction, resulting in a $360 million increase in treasury stock. The remaining $90 million was accounted for as a forward contract indexed to our own common stock and initially recorded as a reduction of additional paid-in capital. Upon settlement, the amount recorded to additional paid-in capital will be reclassified to treasury stock. We determined that the forward contract indexed to our own common stock met all the applicable criteria for equity classification and, therefore, was not accounted for as a derivative instrument. The delivery of the 1.6 million shares reduced the outstanding shares used to determine our weighted average shares outstanding for purposes of calculating basic and diluted EPS for the three months ended September 30, 2026. The remaining shares expected to be delivered under the forward contract were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.
During the three months ended September 30, 2026, we repurchased a total of 3.6 million shares, including the 1.6 million shares under the ASR Agreement, at a cost of $855 million, including commissions and other incremental transaction costs. During the three months ended September 30, 2025, we repurchased a total of 0.5 million shares at a cost of $150 million, including commissions and other incremental costs. At September 30, 2026, 4.3 million additional shares remain available for us to repurchase under the approved share repurchase program.
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
The weighted average number of outstanding stock options and restricted stock units not included in the computation of diluted earnings per share were 199,581 and 33,990 for the three months ended September 30, 2026 and 2025, respectively, as the effect would have been anti-dilutive.
Basic and diluted earnings per share are calculated as follows (in thousands except per share data):

	Three Months Ended September 30,
	2026	2025
Numerator:
Net income	$418,413	$348,536
Denominator:
Basic weighted-average common shares outstanding	142,989	146,182
Effect of dilutive securities:
Stock options and restricted stock units	422	717
Diluted weighted average shares	143,411	146,899
Basic earnings per share	$2.93	$2.38
Diluted earnings per share	$2.92	$2.37

PART I – FINANCIAL INFORMATION	Item 1
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
On June 16, 2022, Cleveland Medical Devices Inc., or Cleveland Medical, filed suit for patent infringement against Resmed in the United States District Court for the District of Delaware, case no. 1:22-cv-00794. Cleveland Medical asserts that numerous Resmed connected devices, when combined with certain Resmed data platforms and/or software, including AirView and ResScan, infringe one or more of seven Cleveland Medical patents, including U.S. Patent Nos. 10,076,269; 10,426,399; 10,925,535; 11,064,937; 10,028,698; 11,202,603; and 11,234,637. On March 22, 2023, ResMed Corp. filed a petition with the Patent Trial and Appeal Board, or PTAB, of the Patent and Trademark Office seeking review of the validity of U.S. Patent No. 10,076,269. On June 21, 2024, the District Court of Delaware granted Resmed's motion to stay the case until the PTAB issues its final written decision in the Inter Partes Review, or IPR, proceeding. On May 2, 2025, the PTAB issued its decision finding all claims of U.S. Patent No. 10,076,269 unpatentable. On August 27, 2025, Cleveland Medical appealed the PTAB's ruling on U.S. Patent No. 10,076,269 to the United States Court of Appeals for the Federal Circuit. The appeal is pending.
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
In October 2024, ResMed Corp. filed requests for ex parte reexamination of U.S. Patent Nos. 11,375,921 and 11,786,680. The United States Patent and Trademark Office, or the Patent Office, has ordered reexamination of both patents. Between November 15, 2024, and January 10, 2025, ResMed Corp. filed petitions with the PTAB seeking Inter Partes Review of the validity of all six patents asserted. On March 7, 2025, the District Court granted ResMed Corp.'s motion to stay the case pending the conclusion of all Patent Office proceedings. On June 10, 2025, the PTAB denied institution of Inter Partes Review directed to U.S. Patent No. 11,602,284. In May and June 2026, the PTAB issued decisions finding the challenged claims of U.S. Patent Nos. 11,375,921, 11,690,512, 11,786,680 and 11,872,029 patentable, while finding the challenged claim of U.S. Patent No. 11,857,333 unpatentable. In August and September 2026, Resmed filed notices of appeal to the PTAB’s rulings on U.S. Patent Nos. 11,375,921, 11,690,512, 11,786,680 and 11,872,029 to the United States Court of Appeals for the Federal Circuit. Cleveland Medical did not appeal the PTAB’s ruling on U.S. Patent No. 11,857,333 and the ruling is now final. On October 12, 2026, ResMed Corp. filed a request for ex parte reexamination of U.S. Patent No. 11,602,284.
On November 5, 2025, Cleveland Medical filed suit for patent infringement against ResMed Inc. in the United States District Court for the District of Delaware, case no. 1:25-cv-1351. Cleveland Medical asserts that the ApneaLink Air device, in combination with the AirView Cloud Platform and ApneaLink software, and the Philips Respironics’ Alice NightOne device, in combination with our subsidiary VirtuOx’s software platform Sleepifi, infringe one or more of six Cleveland Medical patents, including U.S. Patent Nos. 10,426,399; 10,925,535; 11,064,937; 10,028,698; 11,202,603; and 11,234,637. The complaint is centered on VirtuOx’s use and sales of the above-listed accused products. On January 15, 2026, we filed a motion to dismiss the new Delaware action. On April 24, 2026, ResMed Inc. filed a request for ex parte reexamination of U.S. Patent No. 11,064,937, and on June 3, 2026, the Patent Office ordered reexamination of the patent. On June 18, 2026, we moved to stay the new Delaware case pending resolution of the motion to dismiss. Both motions remain pending before the court. Between September 2026 and October 2026, ResMed Inc. filed requests for ex parte reexamination of U.S. Patent Nos. 11,202,603; 10,028,698; 10,925,535; 11,234,637; and 10,426,399.
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
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Patent Nos. 8,362,960; 8,456,365; 8,593,349; 8,674,887; and 11,031,677. The complaint seeks monetary damages, a permanent injunction, and attorneys’ fees. On January 2, 2026, we filed a petition with the PTAB seeking IPR of U.S. Patent No. 11,031,677. In January 2026, Fractus voluntarily dismissed ResMed Inc. from the suit. On June 2, 2026, the PTAB instituted the IPR proceeding for U.S. Patent No. 11,031,677. On June 15, 2026, ResMed Corp. filed a petition with the PTAB seeking Inter Partes Review of U.S. Patent No. 8,362,960. On September 2, 2026, Fractus filed an Amended Complaint, dropping U.S. Patent No. 11,031,677 and asserting U.S. Patent No. 8,810,458. On September 16, 2026, Resmed moved to dismiss the entire action.
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
As of September 30, 2026, the maximum loss pool exposure on outstanding receivables sold with limited recourse and the associated contingent provision were $26 million and $1 million, respectively. As of June 30, 2026, the maximum loss pool exposure on outstanding receivables sold with limited recourse and the associated contingent provision were $34 million and $1 million, respectively.
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
The purpose of the cross-currency swaps for the fair value hedge is to mitigate foreign currency risk associated with changes in spot rates on foreign denominated intercompany debt between USD and EUR. For these hedges, we excluded certain components from the assessment of hedge effectiveness that are not related to spot rates. For fair value hedges that qualify and are designated for hedge accounting, the change in fair value of the derivative is recorded in the same line item as the hedged item, other, net, in the condensed consolidated statements of operations. The initial fair value of hedge components excluded from the assessment of effectiveness is recognized in the statements of operations under a systematic and rational method over the life of the hedging instrument and is presented in interest income or interest expense, as applicable. Any difference between the change in the fair value of the hedge components excluded from the assessment of effectiveness and the amounts recognized in earnings is recorded as a component of other comprehensive income.
The purpose of the cross-currency swaps for net investment hedges is to mitigate foreign currency risk associated with changes in spot rates on the net asset balances of our foreign functional subsidiaries. For net investment hedges that qualify and are designated for hedge accounting, the change in fair value of the derivative is recorded in cumulative translation adjustment within other comprehensive loss and reclassified into earnings when the hedged net investment is either sold or substantially liquidated. The initial fair value of components excluded from the assessment of hedge effectiveness will be recognized in interest income or interest expense, as applicable.
The notional value of outstanding foreign cross-currency swaps was $3,436 million and $3,412 million at September 30, 2026 and June 30, 2026, respectively. These contracts mature at various dates prior to January 31, 2036.

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
The notional value of the outstanding non-designated hedges was $1,346 million and $1,285 million at September 30, 2026 and June 30, 2026, respectively. These contracts mature at various dates prior to September 15, 2027.
Fair Values of Derivative Instruments
The following table presents our assets and liabilities related to derivative instruments on a gross basis within the condensed consolidated balance sheets (in thousands):

	September 30, 2026	June 30, 2026	Balance Sheet Caption
Derivative Assets
Not Designated as Hedging Instruments
Foreign currency hedging instruments	$5,607	$5,217	Prepaid expenses and other current assets
Foreign currency hedging instruments	—	—	Prepaid taxes and other non-current assets
Total derivative assets	$5,607	$5,217
Derivative Liabilities
Designated as Hedging Instruments
Foreign cross-currency swaps – Fair Value Hedge	$26,512	$28,536	Other long-term liabilities
Foreign cross-currency swaps – Net Investment Hedge	245,384	172,629	Other long-term liabilities
Not Designated as Hedging Instruments
Foreign currency hedging instruments	13,546	16,642	Accrued expenses
Foreign currency hedging instruments	—	—	Other long-term liabilities
Total derivative liabilities	$285,442	$217,807
Fair Value Hedge Gains (Losses)
We recognized the following gains (losses) on the foreign cross currency swaps designated as fair value hedges (in thousands):

	Three Months Ended September 30,
	2026	2025
Gain (loss) recognized in other comprehensive income (loss)	$(14)	$(201)
Gain (loss) recognized on cross-currency swap in interest (expense) income (amount excluded from effectiveness testing)	$933	$1,624
Gain (loss) recognized on cross-currency swap in other, net	$2,038	$1,051
Gain (loss) recognized on intercompany debt in other, net	$(2,038)	$(1,051)

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Net Investment Hedge Gains (Losses)
We recognized the following gains (losses) on the foreign cross currency swaps designated as net investment hedges (in thousands):

	Three Months Ended September 30,
	2026	2025
Gain (loss) recognized in cumulative translation adjustment within other comprehensive income (loss)	$(72,755)	$2,290
Gain (loss) recognized from the excluded components in interest (expense) income	$12,044	$4,107
Non-designated Derivative Gains (Losses)
We recognized the following gains (losses) in the condensed consolidated statements of operations on derivatives not designated as hedging instruments (in thousands):

	Three Months Ended September 30,
	2026	2025
Gain (loss) recognized on foreign currency hedging instruments in other, net	$5,973	$(9,970)
Gain (loss) recognized on other foreign-currency-denominated transactions in other, net	(8,525)	6,106
Total	$(2,552)	$(3,864)
We classified the fair values of all hedging instruments as Level 2 measurements within the fair value hierarchy.
We are exposed to credit-related losses in the event of non-performance by counter parties to financial instruments. We minimize counterparty credit risk by entering into derivative transactions with major financial institutions.
(12)    Restructuring Expenses
Restructuring costs are classified within cost of sales, research and development expenses, and selling, general and administrative expenses within the condensed consolidated statements of operations based on the function of the associated costs. Although the costs associated with the restructuring plans have not been allocated to our business segments' results in Note 2 – Segment Information, the below restructuring plans impacted both our Sleep and Breathing Health and Residential Care Software segments.
During the three months ended September 30, 2026, we recorded $19 million of restructuring related charges, comprised of employee severance and one-time termination benefits, impairment of non-strategic internal-use software assets, and other immaterial restructuring-related costs. Charges of approximately $1 million, $1 million, and $17 million were included in cost of sales, research and development expenses, and selling, general, and administrative expenses, respectively, within the condensed consolidated statements of operations for three months ended September 30, 2026. This action consists of costs incurred in connection with certain growth and transformation initiatives, in addition to ongoing workforce planning activities. We do not expect any remaining expense under existing one-time termination benefit arrangements to be material. As of September 30, 2026, we had $12 million of remaining restructuring liabilities presented as accrued expenses within our condensed consolidated balance sheet.
During the three months ended September 30, 2025, we recorded $16 million of restructuring related charges for employee severance and one-time termination benefits associated with workforce planning activities. Charges of approximately $3 million, $2 million, and $10 million were included in cost of sales, research and development expenses, and selling, general, and administrative expenses, respectively, within the condensed consolidated statements of operations for the three months ended September 30, 2025.
(13) Business Combinations and Divestitures
During the three months ended September 30, 2026, we completed acquisitions that were not material to our condensed consolidated financial statements, either individually or in the aggregate.

PART I – FINANCIAL INFORMATION	Item 1
RESMED INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Noctrix Health, LLC business combination
During the three months ended September 30, 2026, we recorded immaterial measurement period adjustments to the preliminary fair values of certain assets acquired, with corresponding adjustments to goodwill. Measurement period adjustments may arise upon the availability of further information regarding events or circumstances that existed at the acquisition date and will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. The finalization of our purchase accounting assessment could result in changes in the valuation of assets acquired and liabilities assumed, though we do not expect these changes will materially modify the preliminary purchase price allocation. The final determination of the fair value of certain assets and liabilities will be completed within the measurement period as required by ASC Topic 805.
MatrixCare business divestiture
On September 1, 2026, we completed the sale of our MatrixCare business. Net cash proceeds received at closing were $470 million and $8 million was placed in escrow in connection with the post-closing purchase price adjustment process and is recorded within prepaid expenses and other current assets within our condensed consolidated balance sheet as of September 30, 2026. Proceeds net of cash divested were $451 million, which are reflected within investing activities in our condensed consolidated statements of cash flows for the three months ended September 30, 2026.
The transaction included MatrixCare and related software offerings historically sold under the MatrixCare brand, including Healthcare First, Citus Health, and home health and hospice solutions, collectively defined as the "MatrixCare business”. As of June 30, 2026, we determined that the MatrixCare business met the criteria for classification as held for sale. The divestment does not represent a strategic shift that has a major effect on our operations or financial results, and, therefore, is not presented as a discontinued operation. Accordingly, the results of the MatrixCare business through the date of disposition and the associated gain on divestiture ~~a~~re presented within continuing operations. The operating results of the MatrixCare business through the date of disposition are also included within the Residential Care Software segment in Note 2 – Segment Information. Upon closing, we derecognized net assets of $416 million and recognized a pre-tax gain on the divestiture of $62 million in other income (loss), net in our condensed consolidated statements of operations for the three months ended September 30, 2026. The gain is preliminary and remains subject to adjustment based on finalization of customary post-closing purchase price adjustments.
We do not anticipate having significant continuing involvement with the MatrixCare business with the exception of TSAs under which we will provide certain services for a limited period following the closing of the transaction to facilitate an orderly transition of systems, processes, tools, and day-to-day operations.
We incurred divestment-related costs associated with the MatrixCare divestiture of $10 million during the three months ended September 30, 2026 which are expensed as incurred and recorded within selling, general, and administrative expenses on our consolidated statements of operations. We did not incur divestment-related costs during the three months ended September 30, 2025.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
This report contains or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to, our management. All statements other than statements regarding historical facts are forward-looking statements. The words “believe,” “expect,” “intend,” “anticipate,” “will continue,” “will,” “estimate,” “plan,” “future” and other similar expressions, and negative statements of such expressions, generally identify forward-looking statements, including, in particular, statements regarding expectations of future revenue or earnings, expenses, results of operations, new product development, new product launches, new markets for our products, the integration of acquisitions and success of strategic initiatives, including divestitures, our supply chain, domestic and international regulatory developments, litigation, tax outlook, and the expected impact of macroeconomic conditions on our business. These forward-looking statements are made in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements reflect the views of our management at the time the statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, and in addition to those identified in the text surrounding such statements, those identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 and elsewhere in this report. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources.
In addition, important factors to consider in evaluating such forward-looking statements include changes or developments in healthcare reform, social, macroeconomic, market, legal or regulatory circumstances, including the impact of public health crises; changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, disruptions and delays in the supply chain, the actions or omissions of third parties, including suppliers, customers, competitors and governmental authorities, geopolitical and economic conditions in foreign jurisdictions impacting our business, including the direct or indirect effect of new or increased tariffs, the indirect costs associated with global trade disruption and various other factors. If any one or more of these risks or uncertainties materialize, or underlying estimates or assumptions prove incorrect, actual results may vary significantly from those expressed in our forward-looking statements, and there can be no assurance that the forward-looking statements contained in this report will in fact occur.
Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, in addition to the other cautionary statements and risks described elsewhere in this report and in our other filings with the Securities and Exchange Commission, or the SEC, including our subsequent reports on Forms 10-Q and 8-K. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following is an overview of our results of operations for the three months ended September 30, 2026. Management’s discussion and analysis of financial condition and results of operations, or the MD&A, is intended to help the reader understand our results of operations and financial condition. It is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes included in this report.
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
We are committed to ongoing investment in research and development and product enhancements. During the three months ended September 30, 2026, we invested $103 million on research and development activities, which represents 7.3% of net revenues, with a continued focus on the development and commercialization of new, innovative products and solutions that improve patient outcomes, create efficiencies for our customers and help physicians and providers better manage chronic disease and lower healthcare costs. For example, our newest device, AirSense 11, introduced new features such as a touch screen, algorithms for patients new to therapy, digital enhancements, and over-the-air update capabilities. Our operations include residential care software platforms designed to support the professionals and caregivers who help people stay healthy in the home or care setting of their choice. These platforms, together with our cloud-based remote monitoring and therapy management system and robust product pipeline, should continue to provide a strong foundation for future growth.
We have determined that we have two operating segments, which are the sleep and respiratory disorders sector of the medical device industry, or Sleep and Breathing Health, and the supply of business management software as a service to residential healthcare providers, or Residential Care Software.
On September 1, 2026, we completed the previously announced sale of our MatrixCare business. The transaction was undertaken as part of our portfolio optimization strategy to increase focus on our core growth areas of sleep, breathing, and connected home-based healthcare. The transaction does not represent a strategic shift that has a major effect on our operations or financial results. Accordingly, the results of the MatrixCare business through the date of disposition and the associated gain on divestiture ~~a~~re presented within continuing operations. The operating results of the MatrixCare business through the date of disposition are also included within the Residential Care Software segment. See Note 13 to the unaudited condensed consolidated financial statements for additional information.
During the first quarter of fiscal year 2027, we revised the presentation of restructuring expenses and amortization of acquired intangibles in our condensed consolidated statements of operations. Restructuring expenses, which were previously presented as a separate line item within operating expenses, are now classified within cost of sales, research and development expenses, and selling, general and administrative expenses based on the function of the associated costs. Amortization of acquired intangibles relating to cost of sales is no longer presented as a separate line item within cost of sales. Amortization of acquired intangibles relating to operating expenses are now classified within selling, general and administrative expenses. Prior-period amounts have been reclassified to conform to the current-period presentation. The reclassifications had no effect on previously reported income from operations, income before income taxes, net income, earnings per share or cash flows. See Note 1 to the unaudited condensed consolidated financial statements for additional information.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net revenue for the three months ended September 30, 2026 was $1.4 billion, an increase of 6% compared to the three months ended September 30, 2025. Gross margin was 61.5% for the three months ended September 30, 2026 compared to 61.2% for the three months ended September 30, 2025. Diluted earnings per share was $2.92 for the three months ended September 30, 2026, compared to diluted earnings per share of $2.37 for the three months ended September 30, 2025.
At September 30, 2026, our cash and cash equivalents totaled $1.0 billion, our total assets were $8.2 billion and our stockholders’ equity was $5.9 billion.
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
Results of Operations
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Net Revenue
Net revenue for the three months ended September 30, 2026 increased to $1,415 million from $1,336 million for the three months ended September 30, 2025, an increase of $79 million or 6% (a 6% increase on a constant currency basis and a 7% increase on a core constant currency basis). The following table summarizes our net revenue disaggregated by segment, product and region (in thousands):

	Three Months Ended September 30,		% Change	Constant Currency(1)	Core Constant Currency(2)
	2026	2025
Americas
Devices	$436,438	$413,438	6%	6%	4%
Masks and other	396,981	361,316	10	10	10
Total Americas	$833,419	$774,754	8%	8%	7%
Rest of World
Devices	$283,854	$266,872	6%	6%	6%
Masks and other	142,529	127,820	12	11	11
Total Rest of World	$426,383	$394,692	8%	8%	8%
Global revenue
Devices	$720,292	$680,310	6%	6%	5%
Masks and other	539,510	489,136	10	10	10
Total Sleep and Breathing Health	$1,259,802	$1,169,446	8%	8%	7%

Residential Care Software	155,012	166,136	(7)%	(6)%	5%
Total	$1,414,814	$1,335,582	6%	6%	7%
1.Constant currency numbers exclude the impact of movements in international currencies.
2.Core constant currency numbers exclude the impact of movements in international currencies and the impact of acquisitions and divestitures. See Summary of Non-GAAP Financial Measures below.
Sleep and Breathing Health
Net revenue from our Sleep and Breathing Health business for the three months ended September 30, 2026 was $1,260 million, an increase of 8% compared to net revenue for the three months ended September 30, 2025. Movements in international currencies against the U.S. dollar had a negligible impact on net revenue for the three months ended September 30, 2026. Excluding the impact of currency movements, total Sleep and Breathing Health net revenue for the

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
three months ended September 30, 2026 increased by 8% compared to the three months ended September 30, 2025. The increase in net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales across our sleep health portfolio, partially offset by lower unit sales of our life support devices primarily reflecting the planned discontinuation of our Astral device.
Net revenue from our Sleep and Breathing Health business in the Americas for the three months ended September 30, 2026 increased to $833 million from $775 million for the three months ended September 30, 2025, an increase of $59 million or 8%. The increase in net revenue associated with our devices and masks was primarily attributable to increased demand and unit sales.
Net revenue from our Sleep and Breathing Health business in Rest of World increased for the three months ended September 30, 2026 to $426 million from $395 million for the three months ended September 30, 2025, an increase of $32 million or 8% (an 8% increase on a constant currency basis). The constant currency increase in device and mask sales in Rest of World was primarily attributable to increased demand and unit sales across our sleep health portfolio including the impact of device fleet renewals in France, partially offset by lower unit sales of our life support devices primarily reflecting the planned discontinuation of our Astral device.
Net revenue from devices for the three months ended September 30, 2026 increased to $720 million from $680 million for the three months ended September 30, 2025, an increase of $40 million or 6%, including an increase of 6% in the Americas and an increase of 6% in Rest of World (a 6% increase on a constant currency basis). Excluding the impact of foreign currency movements, device sales for the three months ended September 30, 2026 increased by 6%.
Net revenue from masks and other for the three months ended September 30, 2026 increased to $540 million from $489 million for the three months ended September 30, 2025, an increase of $50 million or 10%, including an increase of 10% in the Americas and an increase of 12% in Rest of World (an 11% increase on a constant currency basis). Excluding the impact of foreign currency movements, masks and other sales for the three months ended September 30, 2026 increased by 10%.
Residential Care Software
Net revenue from our Residential Care Software business for the three months ended September 30, 2026 decreased to $155 million from $166 million for the three months ended September 30, 2025, a decrease of $11 million or 7%. Movements in international currencies against the U.S. dollar negatively impacted net revenue by approximately $1 million for the three months ended September 30, 2026. Excluding the impact of foreign currency movements, net revenue from our Residential Care Software business for the three months ended September 30, 2026 decreased by 6% compared to the three months ended September 30, 2025. The decrease was predominantly due to the sale of our MatrixCare business, which closed on September 1, 2026, partially offset by growth in our MEDIFOX DAN and Brightree verticals.
Gross Profit and Gross Margin
Gross profit increased for the three months ended September 30, 2026 to $871 million from $818 million for the three months ended September 30, 2025, an increase of $53 million or 6%. Gross margin, which is gross profit as a percentage of net revenue, for the three months ended September 30, 2026 was 61.5% compared to 61.2% for the three months ended September 30, 2025.
The increase in gross margin for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was due primarily to manufacturing and logistics efficiencies, component cost improvements, and lower amortization of acquired intangible assets following the sale of our MatrixCare business, partially offset by higher restructuring and business transformation costs. These costs were $8 million during the three months ended September 30, 2026, primarily associated with professional fees related to supply chain processes and systems transformation initiatives, compared to $3 million during the three months ended September 30, 2025 associated with workforce planning activities. We continue to experience inflationary pressure on our manufacturing inputs, particularly electronic components, and expect these pressures to continue through the remainder of fiscal year 2027. Additionally, we are strategically expanding parts of our supply chain, which may result in fluctuations in our gross margin as we activate new sites or expand existing sites.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operating Expenses
The following table summarizes our operating expenses (in thousands):

	Three Months Ended September 30,		Change	% Change	Constant Currency
	2026	2025
Research and development	$102,860	$89,479	$13,381	15%	13%
as a % of net revenue	7.3%	6.7%
Selling, general, and administrative	$314,723	$281,648	$33,075	12%	11%
as a % of net revenue	22.2%	21.1%
Research and Development Expenses
Research and development expenses increased for the three months ended September 30, 2026 to $103 million from $89 million for the three months ended September 30, 2025, an increase of $13 million or 15%. Research and development expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $2 million for the three months ended September 30, 2026, as reported in U.S. dollars. Excluding the impact of foreign currency movements, research and development expenses increased by 13% compared to the three months ended September 30, 2025. As a percentage of net revenue, research and development expenses were 7.3% for the three months ended September 30, 2026 and 6.7% for the three months ended September 30, 2025.
The increase in research and development expenses during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to increases in employee-related costs.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased for the three months ended September 30, 2026 to $315 million from $282 million for the three months ended September 30, 2025, an increase of $33 million or 12%. Selling, general, and administrative expenses were unfavorably impacted by the movement of international currencies against the U.S. dollar, which increased our expenses by approximately $2 million, as reported in U.S. dollars. Excluding the impact of foreign currency movements, selling, general, and administrative expenses for the three months ended September 30, 2026 increased by 11% compared to the three months ended September 30, 2025. As a percentage of net revenue, selling, general, and administrative expenses were 22.2% for the three months ended September 30, 2026, compared to 21.1% for the three months ended September 30, 2025.
The constant currency increase in selling, general, and administrative expenses during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was partially due to additional expenses associated with our acquisition of Noctrix, employee-related costs, and marketing investments. We also initiated several growth and transformation initiatives resulting in restructuring and business transformation costs of $20 million during the three months ended September 30, 2026, compared to $10 million associated with workforce planning activities during the three months ended September 30, 2025. Additionally, during the three months ended September 30, 2026, we recorded $10 million of acquisition and divestment-related expenses primarily associated with the sale of the MatrixCare business. We did not incur acquisition and divestment-related expenses during the three months ended September 30, 2025. These increases were partially offset by a decrease in amortization of acquired intangibles of $3.6 million related to the cessation of amortization for intangible assets associated with the MatrixCare business upon its classification as held for sale on June 30, 2026, as well as certain intangible assets reaching the end of their useful lives and becoming fully amortized.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Total Other Income (Loss), Net
The following table summarizes our other income (loss) (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Interest income	$21,198	$15,914	$5,284
Interest expense	(4,814)	(7,121)	2,307
Gain (loss) attributable to equity method investments	1,884	1,489	395
Gain (loss) on equity investments	5,719	(6,190)	11,909
Gain on divestment of subsidiaries	61,784	—	61,784
Other, net	400	(3,836)	4,236
Total other income (loss), net	$86,171	$256	$85,915
Total other income (loss), net for the three months ended September 30, 2026 was income of $86 million compared to income of $0.3 million for the three months ended September 30, 2025. The increase was primarily due to a $62 million gain recognized upon the divestment of the MatrixCare business on September 1, 2026. In addition, interest income increased to $21 million for the three months ended September 30, 2026 compared to $16 million for the three months ended September 30, 2025 due to gains recognized on cross-currency swaps associated with our fair value and net investment hedges. Interest expense decreased to $5 million for the three months ended September 30, 2026 compared to $7 million for the three months ended September 30, 2025 due to lower debt levels following repayments on our term credit facility and senior notes. We also recognized a gain associated with our equity investments of $6 million for the three months ended September 30, 2026 compared to a loss of $6 million for the three months ended September 30, 2025.
Income Taxes
Our effective income tax rate for the three months ended September 30, 2026 was 22.4% as compared to 22.0% for the three months ended September 30, 2025. Our effective rate of 22.4% for the three months ended September 30, 2026 differs from the statutory rate of 21.0% primarily due to foreign operations, research credits and discrete tax adjustments. The increase in our effective tax rate for the three months ended September 30, 2026 was primarily due to the impact of global minimum taxes implemented in accordance with Pillar Two and discrete tax adjustments.
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
The Organization of Economic Co-operation and Development, or the OECD, and the G20 Inclusive Framework on Base Erosion and Profit Shifting, or the Inclusive Framework, has put forth two proposals—Pillar One and Pillar Two—that (i) revise the existing profit allocation and nexus rules and (ii) ensure a minimal level of taxation, respectively. Effective in our fiscal year beginning July 1, 2024, various jurisdictions in which we operate began implementing the global minimum tax prescribed under Pillar Two. Pillar Two legislation in effect as of September 30, 2026 has been incorporated into our condensed consolidated financial statements.
On January 1, 2026, the OECD released the Side-by-Side, or SbS, Package, which exempts U.S.-headquartered multinational enterprises from Pillar Two’s income inclusion and undertaxed profits rules for tax years beginning on or after January 1, 2026. The remaining OECD countries are in the process of implementing the SbS Package in local legislation to align with the OECD framework. We are continuing to evaluate the potential impacts of the Inclusive Framework for future periods.
Net Income and Earnings per Share
As a result of the factors above, our net income for the three months ended September 30, 2026 was $418 million compared to $349 million for the three months ended September 30, 2025, an increase of $70 million or 20%.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our diluted earnings per share for the three months ended September 30, 2026 was $2.92 per diluted share compared to $2.37 for the three months ended September 30, 2025, an increase of $0.55 or 23%.
Summary of Non-GAAP Financial Measures
In addition to financial information prepared in accordance with GAAP, our management uses certain non-GAAP financial measures, such as non-GAAP core constant currency basis, non-GAAP gross profit, non-GAAP gross margin, non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income, and non-GAAP diluted earnings per share, in evaluating the performance of our business. We believe that these non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, can provide investors better insight when evaluating our performance from core operations and can provide more consistent financial reporting across periods. For these reasons, we use non-GAAP information internally in planning, forecasting, and evaluating the results of operations in the current period and in comparing it to past periods. These non-GAAP financial measures should be considered in addition to, and not superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Non-GAAP financial measures as presented herein may not be comparable to similarly titled measures used by other companies.
We adjust for the following items when calculating our non-GAAP measures:
•Acquisitions and divestitures: Revenue associated with acquisitions that have not been owned for a full year or revenue associated with subsidiaries that have been divested in the current fiscal year have been excluded when calculating revenue on a core constant currency basis.
•Amortization of acquired intangibles: Amortization of acquired intangible assets has been excluded from cost of sales, operating expenses and related non-GAAP measures.
•Restructuring and business transformation costs: Restructuring charges primarily include employee severance and one-time termination costs in connection with certain growth and transformation initiatives, in addition to ongoing workforce planning activities. Business transformation costs represent non-recurring expenses for strategic projects with anticipated long-term benefits that do not meet the definition of restructuring charges.
•Acquisition and divestment-related expenses: These expenses include transaction, consultancy and professional fees associated with the acquisition or divestiture of subsidiaries.
•Gain on divestment of subsidiaries: This reflects the non-recurring gain recognized upon the divestiture of our MatrixCare business.
•Income tax effect of interest income on tax penalties: This reflects the net impact of non-recurring interest and penalties refunded from the IRS due to amended returns.
•The tax effects of all non-tax adjustments above.
Non-GAAP measures are reconciled to their most directly comparable GAAP financial measures below (in thousands, except percentages and per share amounts):

	Three Months Ended
	September 30, 2026	September 30, 2025
GAAP total revenue growth	6%	9%
Impact of:
Acquisitions/divestitures	1	—
Effect of foreign currency fluctuations	—	(1)
Non-GAAP core constant currency total revenue growth	7%	8%

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended September 30, 2026
	Gross profit	Research and development expenses	Selling, general, and administrative expenses	Income from operations	Total other income (loss), net	Income tax expense	Net income	Diluted earnings per share
GAAP	$870,567	$102,860	$314,723	$452,984	$86,171	$120,742	$418,413	$2.92
Amortization of acquired intangibles	5,221	—	(8,317)	13,538	—	3,833	9,705	0.07
Restructuring and business transformation expenses	7,800	(1,330)	(20,327)	29,457	—	7,029	22,428	0.16
Acquisition and divestment related expenses	—	—	(10,198)	10,198	—	—	10,198	0.07
Gain on divestment of subsidiary	—	—	—	—	(61,784)	(6,863)	(54,921)	(0.38)
Income tax effect of interest income on tax refunds	—	—	—	—	—	(12,187)	12,187	0.07
Non-GAAP	$883,588	$101,530	$275,881	$506,177	$24,387	$112,554	$418,010	$2.91

	Three Months Ended September 30, 2025
	Gross profit	Research and development expenses	Selling, general, and administrative expenses	Income from operations	Total other income (loss), net	Income tax expense	Net income	Diluted earnings per share
GAAP	$817,664	$89,479	$281,648	$446,537	$256	$98,257	$348,536	$2.37
Amortization of acquired intangibles	7,821	—	(11,956)	19,777	—	5,210	14,567	0.10
Restructuring and business transformation expenses	3,156	(2,156)	(10,498)	15,810	—	4,038	11,772	0.08
Non-GAAP	$828,641	$87,323	$259,194	$482,124	$256	$107,505	$374,875	$2.55
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
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
As of September 30, 2026 and June 30, 2026, we had cash and cash equivalents of $1.0 billion and $1.5 billion, respectively. Our cash and cash equivalents held within the U.S. at September 30, 2026 and June 30, 2026 were $278 million and $732 million, respectively. Our remaining cash and cash equivalent balances at September 30, 2026 and June 30, 2026, were $733 million and $737 million, respectively. Our cash and cash equivalent balances are held at highly rated financial institutions.
As a result of the U.S. Tax Cuts and Jobs Act of 2017, we treated all non-U.S. historical earnings as taxable, which resulted in additional tax expense of $92 million. The related tax liability, which was payable in installments over eight years, has been fully repaid. Accordingly, future repatriation of cash held by our non-U.S. subsidiaries will generally not be subject to U.S. federal tax if repatriated.
On August 31, 2026, we entered into an accelerated share repurchase agreement, or the ASR Agreement, to repurchase $450 million of our common stock. Pursuant to the ASR Agreement, we paid $450 million and received an initial delivery of 1.6 million shares during the three months ended September 30, 2026, representing an estimated 80 percent of the shares to be purchased under the ASR Agreement based on the $230.87 closing price of our common stock on September 2, 2026. Final settlement of the ASR Agreement is expected to occur no later than December 29, 2026, and will be based on a discount to the volume-weighted average price per share of our common stock over the term of the ASR Agreement. We used a portion of the net proceeds from the sale of the MatrixCare business to fund the payment due under the ASR Agreement.
As of September 30, 2026, we had $1,500 million available for draw down under the revolving credit facility and a combined total of $2,511 million in cash and available liquidity under the revolving credit facility.
We believe that our current sources of liquidity will be sufficient to fund our operations, including expected capital expenditures, for the next 12 months and beyond.
Revolving Credit Agreement, Term Credit Agreement and Senior Notes
On June 29, 2022, we entered into a second amended and restated credit agreement, or as amended from time to time, the Revolving Credit Agreement. The Revolving Credit Agreement, among other things, provided a senior unsecured revolving credit facility of $1,500 million, with an uncommitted option to increase the revolving credit facility by an additional amount equal to the greater of $1,000 million or 1.00 times the EBITDA for the trailing twelve-month measurement period. Additionally, on June 29, 2022, ResMed Pty Limited entered into a Second Amendment to the Syndicated Facility Agreement, or the Term Credit Agreement. The Term Credit Agreement, among other things, provides ResMed Pty Limited a senior unsecured term credit facility of $200 million. The Revolving Credit Agreement and Term Credit Agreement each terminate on June 29, 2027, when all unpaid principal and interest under the loans must be repaid. As of September 30, 2026, we had $1,500 million available for draw down under the revolving credit facility.
On July 10, 2019, we entered into a Note Purchase Agreement with the purchasers to that agreement, in connection with the issuance and sale of $500 million aggregate principal amount of senior notes, consisting of $250 million principal amount of our 3.24% senior notes and $250 million principal amount of our 3.45% senior notes, or collectively referred to as the Senior Notes. The 3.24% senior notes were repaid in full on July 10, 2026. The 3.45% senior notes are due July 10, 2029.
On September 30, 2026, there was a total of $410 million outstanding under the Revolving Credit Agreement, Term Credit Agreement and Senior Notes and we were in compliance with our debt covenants. We expect to satisfy all of our liquidity and remaining long-term debt requirements through a combination of cash on hand, cash generated from operations and debt facilities.

PART I – FINANCIAL INFORMATION	Item 2
RESMED INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cash Flow Summary
The following table summarizes our cash flow activity (in thousands):

	Three Months Ended September 30,
	2026	2025
Net cash provided by (used in) operating activities	$422,422	$457,321
Net cash provided by (used in) investing activities	392,055	(52,578)
Net cash provided by (used in) financing activities	(1,278,003)	(230,274)
Effect of exchange rate changes on cash	5,034	(71)
Net increase (decrease) in cash and cash equivalents	$(458,492)	$174,398
Operating Activities
Cash provided by operating activities was $422 million for the three months ended September 30, 2026, compared to cash provided of $457 million for the three months ended September 30, 2025. The $35 million decrease was primarily due to higher working capital requirements, including higher inventory levels partially related to the expansion of our supply chain, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
Investing Activities
Cash provided by investing activities was $392 million for the three months ended September 30, 2026, compared to cash used of $53 million for the three months ended September 30, 2025. The $445 million increase was primarily due to proceeds from the divestment of the MatrixCare business and proceeds from the maturity of foreign currency contracts, partially offset by increased purchases of property, plant and equipment and cash used to acquire businesses during the three months ended September 30, 2026.
Financing Activities
Cash used in financing activities was $1,278 million for the three months ended September 30, 2026, compared to cash used of $230 million for the three months ended September 30, 2025. The $1,048 million increase was primarily due to $936 million of treasury stock repurchases during the three months ended September 30, 2026 compared to repurchases of $150 million during the three months ended September 30, 2025. In addition, we repaid $250 million of our Senior Notes during three months ended September 30, 2026, compared to no repayments of debt during the three months ended September 30, 2025.
Dividends
During the three months ended September 30, 2026, we paid cash dividends of $0.66 per common share totaling $95 million. On October 29, 2026, our board of directors declared a cash dividend of $0.66 per common share, to be paid on December 17, 2026, to shareholders of record as of the close of business on November 12, 2026. Future dividends are subject to approval by our board of directors.
Common Stock
On February 21, 2014, our board of directors approved our current share repurchase program, authorizing us to acquire up to an aggregate of 20 million shares of our common stock. Since approval of the share repurchase program in 2014 through September 30, 2026, we have repurchased a total of 15.7 million shares under this repurchase program for an aggregate of $2.4 billion. During the three months ended September 30, 2026, we repurchased 3.6 million shares at a cost of $855 million, including commissions and other incremental transaction costs. Shares that are repurchased are classified as treasury stock and reduce the number of shares of common stock outstanding used in calculating earnings (loss) per share. The share repurchase program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. At September 30, 2026, 4.3 million additional shares remain available for us to repurchase under the approved share repurchase program.

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
Contractual Obligations and Commitments
Other than the repayment of our Senior Notes disclosed above, there have been no material changes outside the ordinary course of business in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.
Off-Balance Sheet Arrangements
As of September 30, 2026, we are not involved in any significant off-balance sheet arrangements, as described in Instruction 8 to Item 303(b) of Regulation S-K promulgated by the SEC.

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
The purpose of the cross-currency swaps for the fair value hedge is to mitigate foreign currency risk associated with changes in spot rates on foreign denominated intercompany debt between USD and EUR. For these hedges, we excluded certain components from the assessment of hedge effectiveness that are not related to spot rates. For fair value hedges that qualify and are designated for hedge accounting, the change in fair value of the derivative is recorded in the same line item as the hedged item, Other, net, in the condensed consolidated statements of operations. The initial fair value of hedge components excluded from the assessment of effectiveness is recognized in the statements of operations under a systematic and rational method over the life of the hedging instrument and is presented in interest income or interest expense, as applicable. Any difference between the change in the fair value of the hedge components excluded from the assessment of effectiveness and the amounts recognized in earnings is recorded as a component of other comprehensive income.
The purpose of the cross-currency swaps for net investment hedges is to mitigate foreign currency risk associated with changes in spot rates on the net asset balances of our foreign functional subsidiaries. For net investment hedges that qualify and are designated for hedge accounting, the change in fair value of the derivative is recorded in cumulative translation adjustment within other comprehensive loss and reclassified into earnings when the hedged net investment is either sold or substantially liquidated. The initial fair value of components excluded from the assessment of hedge effectiveness will be recognized in interest income or interest expense, as applicable.
The notional value of outstanding foreign cross-currency swaps was $3.4 billion at both September 30, 2026 and June 30, 2026. These contracts mature at various dates prior to January 31, 2036.
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
The notional value of the outstanding non-designated hedges was $1.3 billion at both September 30, 2026 and June 30, 2026. These contracts mature at various dates prior to September 15, 2027.

PART I – FINANCIAL INFORMATION	Item 3
RESMED INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk
Fair Values of Derivative Instruments
The table below provides information (in U.S. dollars) on our foreign currency denominated operating assets and liabilities and after considering our foreign currency hedging activities as of September 30, 2026 (in thousands):

	U.S. Dollar (USD)	Euro (EUR)	Canadian Dollar (CAD)	Chinese Yuan (CNY)	Korean Won (KRW)
AUD Functional:
Net Assets/(Liabilities)	374,226	(121,155)	(144)	64,545	20,901
Foreign Currency Hedges	(365,000)	147,468	—	(44,741)	(29,499)
Net Total	9,226	26,313	(144)	19,804	(8,598)
USD Functional:
Net Assets/(Liabilities)	—	315,092	32,649	—	—
Foreign Currency Hedges	—	(317,623)	(35,182)	—	—
Net Total	—	(2,531)	(2,533)	—	—
EURO Functional:
Net Assets/(Liabilities)	4,463	—	—	—	—
Foreign Currency Hedges	—	—	—	—	—
Net Total	4,463	—	—	—	—
SGD Functional:
Net Assets/(Liabilities)	363,807	263,084	—	7,204	—
Foreign Currency Hedges	(395,000)	(283,592)	—	—	—
Net Total	(31,193)	(20,508)	—	7,204	—

PART I – FINANCIAL INFORMATION	Item 3
RESMED INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk
The table below provides information about our material foreign currency derivative financial instruments and presents the information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency call options, collars, forward contracts and cross-currency swaps held at September 30, 2026. The table presents the notional amounts and weighted average exchange rates by contractual maturity dates for our foreign currency derivative financial instruments, including the forward contracts used to hedge our foreign currency denominated assets and liabilities. These notional amounts generally are used to calculate payments to be exchanged under the contracts (in thousands, except exchange rates).

		Fair Value Assets / (Liabilities)
	Total	September 30, 2026	June 30, 2026
AUD/USD
Contract amount	365,000	(8,117)	(10,551)
Ave. contractual exchange rate	AUD 1 = USD 0.7104
AUD/EUR
Contract amount	192,843	(351)	2,177
Ave. contractual exchange rate	AUD 1 = EUR 0.6016
SGD/EUR
Contract amount	283,592	4,868	1,701
Ave. contractual exchange rate	SGD 1 = EUR 0.6795
SGD/USD
Contract amount	395,000	(2,682)	(4,856)
Ave. contractual exchange rate	SGD 1 = USD 0.7910
AUD/CNY
Contract amount	44,741	(822)	(1,099)
Ave. contractual exchange rate	AUD 1 = CNY 4.7203
AUD/KRW
Contract amount	29,499	(1,739)	313
Ave. contractual exchange rate	AUD 1 = KRW 1,000.7974
USD/EUR
Contract amount	1,087,401	(89,768)	(96,601)
Ave. contractual exchange rate	USD 1 = EUR 1.0406
USD/SGD
Contract amount	2,348,108	(182,127)	(104,564)
Ave. contractual exchange rate	USD 1 = SGD 0.7847
USD/CAD
Contract amount	35,182	903	889
Ave. contractual exchange rate	CAD 1 = USD 0.7217
Interest Rate Risk
We are exposed to risk associated with changes in interest rates affecting the return on our cash and cash equivalents and debt. At September 30, 2026, we held cash and cash equivalents of $1 billion, principally comprised of bank term deposits, at-call accounts, and money market accounts, and are invested at both short-term fixed interest rates and variable interest rates. At September 30, 2026, there was $160 million outstanding under the Revolving Credit Agreement and Term Credit Agreement, which are subject to variable interest rates. A hypothetical 10% change in interest rates during the three months ended September 30, 2026, would not have had a material impact on pretax income. We have no interest rate hedging agreements.
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
As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION	Item 1-6
RESMED INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
Item 1    Legal Proceedings
We are involved in various legal proceedings, claims, investigations and litigation that arise in the ordinary course of our business. We investigate these matters as they arise, and accrue estimates for resolution of legal and other contingencies in accordance with Accounting Standards Codification Topic 450, “Contingencies”. See Note 10 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Litigation is inherently uncertain. Accordingly, we cannot predict with certainty the outcome of these matters; however, we do not expect the outcome of these matters to have a material adverse effect on our consolidated financial statements when taken as a whole.
Item 1A    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, or the Annual Report, which was filed with the SEC and describe various material risks and uncertainties to which we are or may become subject. As of September 30, 2026, there have been no material changes to such risk factors.
Item 2    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Purchases of equity securities. The following table summarizes our purchases of common stock for the three months ended September 30, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share (USD)	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1 - 31, 2026	—	$—	46,798,043	7,917,970
August 1 - 31, 2026	1,834,183	232.40	48,632,226	6,083,787
September 1 - 30, 2026	1,809,319	232.17	50,441,545	4,274,468
Total	3,643,502	$232.29	50,441,545	4,274,468
1.No shares during the period were repurchased other than pursuant to a publicly announced plan or program.
2.Represents the aggregate number of shares purchased under our 2014 Program, under which 20.0 million shares have been approved for repurchase.
On February 21, 2014, our board of directors approved our current share repurchase program, authorizing us to acquire up to an aggregate of 20 million shares of our common stock. The program allows us to repurchase shares of our common stock from time to time for cash in the open market, or in negotiated or block transactions, as market and business conditions warrant and subject to applicable legal requirements. The share repurchase program may be accelerated, suspended, delayed or discontinued at any time at the discretion of our board of directors. All share repurchases after February 21, 2014 have been executed under this program. Since approval of the share repurchase program in 2014 through September 30, 2026, we have repurchased approximately 15.7 million shares under this repurchase program for an aggregate of $2.4 billion.
On August 31, 2026, we entered into an accelerated share repurchase agreement, or the ASR Agreement, to repurchase $450 million of our common stock. Pursuant to the ASR Agreement, we paid $450 million and received an initial delivery of 1.6 million shares during the three months ended September 30, 2026, representing an estimated 80 percent of the shares to be purchased under the ASR Agreement based on the $230.87 closing price of our common stock on September 2, 2026. Final settlement of the ASR Agreement is expected to occur no later than December 29, 2026, and will be based on a discount to the volume-weighted average price per share of our common stock over the term of the ASR Agreement.
Item 3    Defaults Upon Senior Securities
None

PART II – OTHER INFORMATION	Item 1-6
RESMED INC. AND SUBSIDIARIES
Item 4    Mine Safety Disclosures
None
Item 5    Other Information
Rule 10b5-1 Trading Plans of Directors and Executive Officers
Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by our insider trading policy. In accordance with Rule 10b5-1 and our insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of our stock, including shares acquired pursuant to our equity incentive plans. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The use of these trading plans permits asset diversification as well as personal financial and tax planning. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with SEC rules, the terms of our insider trading policy and certain minimum holding requirements. Other than as set forth below, no other plans were adopted or terminated, and that no non-Rule 10b5-1 trading arrangements were adopted or terminated during the quarterly period ended September 30, 2026.
The following table describes any contracts, instructions or written plans for the sale or purchase of the Company’s securities and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act that were adopted by our directors and executive officers during the quarterly period ended September 30, 2026:

Name and Title	Plan Action	Plan Adoption Date	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to Be Purchased or Sold (Up To)
Jan De Witte Director	Adoption	August 19, 2026	November 30, 2026	429
Justin Leong Chief Product Officer	Adoption	August 31, 2026	May 7, 2027	5,000
(1)    A trading plan may also expire on such earlier date that all transactions under the trading plan are completed.

PART II – OTHER INFORMATION	Item 1-6
RESMED INC. AND SUBSIDIARIES
Item 6    Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	First Restated Certificate of Incorporation of ResMed Inc., as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q filed on October 30, 2013)
3.2
Ninth Amended and Restated Bylaws of ResMed Inc., a Delaware Corporation (as Approved and Adopted by Board Resolution August 6, 2025). (Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K filed on August 8, 2025)

10.1*	Transition Agreement with Brett Sandercock dated May 6, 2026.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from ResMed Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, filed on October 29, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, (vi) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or arrangement
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

PART II – OTHER INFORMATION	Signatures
RESMED INC. AND SUBSIDIARIES
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 29, 2026

ResMed Inc.

/s/ MICHAEL J. FARRELL
Michael J. Farrell
Chief Executive Officer
(Principal Executive Officer)

/s/ AARON BLOOMER
Aaron Bloomer
Chief Financial Officer
(Principal Financial Officer)